Form 10-K
period 1993-12-31
SOUTHLAND CORP
filed 1994-03-30
CIK 92344

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                     ---------------------------------------

                                    FORM 10-K
(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. [FEE REQUIRED]
               For the fiscal year ended     December 31, 1993
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. [NO FEE REQUIRED]
               For the transition period from _____________to ______________

                    Commission File Numbers 0-676 and 0-16626
                        ________________________________

                            THE SOUTHLAND CORPORATION

             (Exact name of registrant as specified in its charter)

                       TEXAS                                   75-1085131
          (State or other jurisdiction of                   (I.R.S. Employer
           incorporation or organization)                  Identification No.)

2711 NORTH HASKELL AVE., DALLAS, TEXAS                         75204-2906
     (Address of principal executive offices)                  (Zip code)

Registrant's telephone number, including area code, 214-828-7011
                         _______________________________

Securities registered pursuant to Section 12(b) of the Act:
                                                       Name of Each Exchange
     Title of Each Class                               on Which Registered
     -------------------                               -------------------
            None                                               N/A

Securities Registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.0001 Par Value
              Warrants to Purchase Common Stock at $1.75 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ---   ---
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $630,776,788.60 at March 4, 1994, based upon 127,752,261 shares held by persons other than officers, directors and the parties to the Shareholders Agreement.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No
                          ---    ---
     409,922,935 shares of Common Stock, $.0001 par value (the registrant's only class of Common Stock), were outstanding as of March 4, 1994.

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the following documents are incorporated by reference into the listed Parts and Items of Form 10-K: Definitive Proxy Statement for April 27, 1994 Annual Meeting of Shareholders: Part II, Item 9; Part III, a portion of
Item 10 and Items 11, 12 and 13.

                           ANNUAL REPORT ON FORM 10-K
                      For the year ended December 31, 1993

                                TABLE OF CONTENTS

                                                                 Page
                                                                 Reference
                                                                 ---------
                                                                 Form 10-K
                                                                 ---------

                                     PART I
Item 1.   Business..........................................         1
Item 2.   Properties........................................        21
Item 3.   Legal Proceedings..................................       24
Item 4.   Submission of Matters to a Vote of Security Holders       26

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters...............................        27
Item 6.   Selected Financial Data...........................        28
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............        29
Item 8.   Financial Statements and Supplementary Data.......        38
          Independent Auditors' Report of Coopers & Lybrand
          on The Southland Corporation and Subsidiaries'
          Financial Statements for 1993 and 1992 ...........        63
          Independent Auditors' Report of Deloitte & Touche
          on The Southland Corporation and Subsidiaries'
          Financial Statements for 1991 ....................        64
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosures..............        65

                                    PART III

Item 10.  Directors and Executive Officers of the
          Registrant........................................        *
Item 11.  Executive Compensation............................        *
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management....................................        *
Item 13.  Certain Relationships and Related Transactions....        *

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K...............................        66

Signatures..................................................        80

- ---------------------
* Included in Form 10-K by incorporation by reference to the Registrant's Proxy Statement, dated March 25, 1994, for the April 27, 1994 Annual Meeting of Shareholders.

                                     PART I

Item 1.  BUSINESS.
                                     GENERAL

     The Southland Corporation ("Southland," the "Company" or "Registrant"), conducting business principally under the name 7-Eleven, is the largest convenience store chain in the world, with over 14,000 Company-operated, franchised and licensed locations worldwide, and is among the nation's largest retailers.

     The 7-Eleven trademark has been registered since 1961 and is well known throughout the United States and in many other parts of the world. The Company believes that 7-Eleven is the leading name in the convenience store industry. Notwithstanding its divestitures of stores and other businesses since 1987, the Company remains geographically diversified. During 1993, the Company continued its strategic plan to divest all its remaining non-convenience store operations and, in furtherance of that goal, sold both its Citijet fixed-base general aviation operation at Dallas' Love Field Airport and its check collection and verification operation, so that convenience retailing is now the Company's only business focus.

     The Company, with executive offices at 2711 North Haskell Avenue, Dallas, Texas 75204 (telephone 214/828-7011), was incorporated in Texas in 1961 as the successor to an ice business organized in 1927. Unless the context otherwise requires, the terms "Company," "Southland" and "Registrant" as used herein include The Southland Corporation and its subsidiaries and predecessors. In 1993, Southland's operations (for financial reporting purposes) were conducted in one business segment: the Operating and Franchising of Convenience Food Stores.

     At December 31, 1993, the Company's operations included 5,679 7-Eleven convenience stores in the United States and Canada, 63 High's Dairy Stores, and 54 Quik Mart and Super-7 high-volume gasoline outlets with mini-convenience stores. The Company also has an equity interest in 201 convenience stores in Mexico (most of which are now using the 7-Eleven name). Area licensees, or their franchisees, operate additional 7-Eleven stores in certain areas of the United States, in 18 foreign countries and the U.S. territories of Guam and Puerto Rico. As of the end of 1993, the Company has an equity interest in three of the foreign licensees whose area licenses cover six foreign countries.

     During 1993, the Company continued to focus on its business concept of providing superior service to its customers through better merchandising, with item-by-item control of inventory at each store and providing convenience-oriented customers with the SPEED, QUALITY, SELECTION, PRICE and shopping ENVIRONMENT that will give the Company a sustainable competitive advantage.

     THE RESTRUCTURINGS. During the past seven years, the Company has gone through two financial restructurings -- a leveraged buyout in 1987 (the "LBO") and a voluntary bankruptcy reorganization, emerging from a four-month Chapter 11 proceeding in March 1991, with a $430 million infusion of capital from its new majority owner, IYG Holding Company, which is jointly owned by Ito-Yokado Co., Ltd. ("Ito-Yokado") and Seven-Eleven Japan Co., Ltd. ("Seven-Eleven Japan"), both Japanese corporations. Seven-Eleven Japan is the Company's largest area licensee.

     On February 21, 1991, the U.S. Bankruptcy Court for the Northern District of Texas issued an order (the "Confirmation Order") confirming the Company's Plan of Reorganization (the "Plan") and on March 4, 1991, the Confirmation Order became final and non-appealable. (See "Legal Proceedings," below.) The Plan provided for holders of the Company's then outstanding debt and equity securities (the "Old Securities") to receive new debt securities, common stock and, in certain cases, cash, in exchange for their Old Securities and, pursuant to a Stock Purchase Agreement, for Ito-Yokado and Seven-Eleven Japan to acquire approximately 70% of the Company for $430 million in cash. In addition, among other things, the Plan provided for the amendment and restatement of the Company's Credit Agreement with its Senior Lenders (the "Credit Agreement") and for the Company to effect a one-for-ten reverse stock split of its common stock (the "Stock Split"). The closing (the "Closing") under the Stock Purchase Agreement (the "Stock Purchase Agreement"), occurred on March 5, 1991, and the Company issued 286,634,619 shares of common stock, $.0001 par value (the "Common Stock"), to IYG Holding Company, a Delaware corporation, jointly owned by Ito-Yokado and Seven-Eleven Japan, and received $430 million in cash. In connection with the Closing, the Company entered into a Shareholders Agreement, a Warrant Agreement and Employment Agreements with the Thompsons (described below, see "Other Business Information").

     Pursuant to the Plan, holders of the Company's Old Securities were entitled to exchange, until March 5, 1993, their Old Securities for new debt, equity and, in some cases, cash, and newly issued warrants (the "Thompson Warrants"), exercisable to acquire certain shares of common stock owned by the Thompsons and certain other old common stock shareholders of the Company (the "Warrant Shareholders"), at $1.75 per share pursuant to a Warrant Agreement with Wilmington Trust Company as Warrant Agent (the "Warrant Agreement").

     SECURITIES OUTSTANDING. As of March 5, 1993, the date provided in the Plan for all distributions to be claimed, the following new securities (as subsequently adjusted) had been issued: (i) $250,553,000 12% Senior Notes due December 15, 1996 (the "New Senior Notes"), (ii) $450,614,000 5% First Priority Senior Subordinated Debentures due December 15, 2003 (the "New First Priority Debentures"), (iii) $206,373,000 4.5% Second Priority Senior Subordinated Debentures (Series A) due June 15, 2004 (the "New Second Priority Series A Debentures"), (iv) $21,787,000 12% Second Priority Senior Subordinated Debentures (Series C) due June 15, 2009 (the "New Second Priority Series C Debentures"), (v) $18,766,000 4% Second Priority Senior Subordinated Debentures (Series B) due June 15, 2004 (the "New Second Priority Series B Debentures", and together with the New Senior Notes, the New First Priority Debentures, the New Second Priority Series A Debentures and the New Second Priority Series C Debentures, the "Restructured Debt Securities"), (vi) 409,922,935 shares of Common Stock, and (vii) 9,819,917 Thompson Warrants (after subtracting those that had been previously exercised) exercisable at $1.75 per share of common stock, from the Warrant Shareholders.

      On August 30, 1993, the Company redeemed the New Senior Notes at par value plus accrued interest. The New Senior Notes, which had an outstanding face value of $250.6 million, were refinanced with working capital and an additional $150 million term loan under the existing Credit Agreement. The New Bank Debt has a three-year term with no required principal payments until its maturity, and has a floating interest rate of LIBOR plus 2.5%. As part of this refinancing, the Company amended the Credit Agreement to permit the redemption, and to modify and extend existing financial covenants through August 1996.

     THE PURCHASER. IYG Holding Company, a Delaware corporation (the "Purchaser" or "IYG"), is a jointly owned subsidiary of Ito-Yokado and Seven-Eleven Japan, formed for the specific purpose of purchasing the Common Stock of the Company pursuant to the Stock Purchase Agreement. Ito-Yokado owns 51% and Seven-Eleven Japan owns 49%, respectively, of IYG.

     Ito-Yokado. Ito-Yokado is among the largest retailing companies in Japan. Its principal business consists of the operation of 153 superstores that sell a broad range of food, clothing and household goods. In addition, its activities include operating two restaurant chains doing business under the names "Denny's" and "Famil" and a chain of supermarkets. All of Ito-Yokado's operations are located in Japan except for some limited purchasing activities. Prior to the execution of the March 21, 1990 stock purchase agreement, Ito-Yokado had no affiliation with the Company, other than through its majority-owned subsidiary, Seven-Eleven Japan (see below). On July 18, 1990, however, the Company borrowed $25 million pursuant to a term loan agreement with Ito-Yokado in order to obtain short-term liquidity. This term loan, plus interest, was repaid on March 5, 1991.

     Seven-Eleven Japan. Seven-Eleven Japan is the largest convenience store chain in Japan. Seven-Eleven Japan is a 50.3%-owned subsidiary of Ito-Yokado. Seven-Eleven Japan is the largest area licensee of the Company with over 5,400 stores in Japan and owns Seven Eleven (Hawaii), Inc., which, as of year-end 1993, operated an additional 48 7-Eleven stores in Hawaii under a separate area license agreement covering that state.


     OPERATING AND FRANCHISING OF CONVENIENCE FOOD STORES

     7-ELEVEN STORES. On December 31, 1993, there were 5,679 7-Eleven convenience stores included in the Company's operations and 693 stores (in the United States) operated by area licensees. Such stores are operated principally under the name 7-Eleven and are located in 42 states, the District of Columbia, and five provinces of Canada. During 1993, the Company opened (including 7-Eleven, High's, Quik Mart and Super-7 locations) 30 convenience stores (of which 16 were rebuilds or relocations of existing stores) and closed 401 convenience stores, due to market area divestitures, changing market patterns, lease expirations and the closing of selected stores that were not profitable. The Company may, and currently intends to, sell or close approximately 130 additional stores in 1994.

     The Company's convenience stores are extended-hour retail stores, emphasizing convenience to the customer and providing groceries, take-out foods and beverages, gasoline (at certain locations), dairy products, non-food merchandise, specialty items and incidental services. Generally, the Company's stores are open every day of the year and are located in neighborhood areas, on main thoroughfares, in shopping centers, or on other sites where they are easily accessible and have ample parking facilities for quick in-and-out shopping. Stores are generally from 2,400-3,100 square feet in size and carry 2,300-2,600 items. The vast majority of the stores operate 24 hours a day, with virtually all of the Company's stores open at least from 7 a.m. until 11 p.m. The stores attract lunch-time customers, early and late shoppers, weekend and holiday shoppers and customers who may need only a few items at any one time and desire rapid service. The Company is broadening its product mix to include fresher, higher quality foods and certain other items, to encourage existing customers to increase their shopping frequency and to appeal to new customers, who have not traditionally frequented the Company's stores.

     Substantially all convenience store sales are for cash (including sales for which checks are accepted), although major credit cards, along with the "Citgo Plus" credit card, are accepted in most markets, for purchases of both merchandise and gasoline. Credit card sales currently account for 6% of sales, including gasoline.

     NEW STORE IMAGE. In 1991, the Company began testing a new store design in Austin, Texas, and Reno, Nevada, and, in 1993, completed the remodeling of 1,430 stores to conform to the new store design. The Company plans, over the next four to five years, to remodel virtually all its stores,including approximately an additional 1,000 stores in 1994. Included in the new store image are increased interior and exterior lighting, wider aisles, shopper-friendly aisle markers, lower shelf heights to help shoppers locate items faster, less cluttered aisles and counters, upgraded gasoline island equipment, and a new tri-striped exterior store facade that will replace the mansard roofs of many existing stores. This represents the first major remodeling program for the Company since the 1987 LBO. In 1993, the Company also began installing new security equipment systems in the stores providing both an alarm device and monitoring system. Nearly all stores, regardless of whether they have been remodeled, are implementing flexible planograms, which provide organized direction on how to merchandise stores without making layouts item specific. Flexible planograms enable store operators to stock and display merchandise based on what sells in their particular store. The remodeled stores will also be more adaptable to the Company's new merchandising programs to highlight new, and ever-changing, merchandise as it comes into the stores.

     MERCHANDISING. During 1992, after an intensive review of its merchandising programs and organization, the Company began implementation of a thoroughly new merchandising approach, including a process called Accelerated Inventory Management ("AIM"), in order to better manage, on an item-by-item basis, store inventory. The AIM process focuses on the importance of ordering as the means to more effectively merchandise each store based upon its individual customers, through constant deletion of slower-moving items, aggressive addition of "new" items that meet the needs of each neighborhood store's customers, and order forecasting to enable stores to stay in-stock on the fastest selling items.
Each store's merchandise mix includes a selection of "core" items -- staples and other items that customers expect to find in a 7-Eleven store -- as well as "optional" items selected by store operators to meet their customers' local needs and preferences.

     AIM is designed to revitalize day-to-day store operations, by changing the focus of store personnel to an awareness of customer buying habits and providing the tools and information so that stores can respond with new products and appropriate inventory levels to match flexible customer demands. In 1993, with centralized merchandising functions, the Company was able to facilitate the introduction of new products into the stores on an ongoing basis and to do so earlier in the products' life cycle, at a time when they are less subject to discounting and enabling the stores to benefit from manufacturers' introductory advertising campaigns. In 1993, over 1,800 new items were made available for introduction, in the stores, at a rate of approximately 25-50 new items each week. In addition, by monitoring and tracking by-item product movement on an order-cycle or daily basis, stores deleted an average of 200 to 1,900 items in 1993 that were selling slowly or did not move at all.

     In addition, during 1993 the Company continued to implement its everyday-fair-price strategy, which mimimizes discounting, but lowers prices on some items to provide consistent, competitive prices throughout the store. The Company is applying a more flexible approach to pricing on different products in different markets, while working with suppliers to find ways to lower costs to the Company, so that any savings can be reflected in the price to the customer.

     NEW PRODUCTS. During 1993, the Company increased its assortment of "New Age" beverages, which include flavored waters, juices and other non-soft drink items. Other changes to the merchandise mix included more or different product sizes and flavors, as well as more "light," "fat-free," and other "fitness" products, popular with many consumers today. In early 1993, the Company introduced its new "Cafe Select" program, offering gourmet-flavored, specialty coffees, which has been a tremendous success while also improving the sale of non-flavored coffee.

     The Company continues to update its fast food program and is now moving toward providing more fresh foodservice items of a consistently high quality.
In addition, the Company has been testing a fresh produce and deli sandwich program out of its own commissary facility in the Austin, Texas area and is expanding use of the commissary approach to provide fresh food items to the stores. In mid-March 1994, deliveries began, to approximately 50 stores in the Dallas market, from a newly built Dallas commissary, owned and operated by Prime Deli, Inc. The Company is currently negotiating with other companies to expand this type of program to other areas of the country. In addition, the Company is in the process of developing arrangements with product vendors and distributors to create combined distribution centers (CDCs) where fresh, perishable and other non-warehouse type products (such as bread, bakery and dairy items), from multiple vendors, will be delivered for subsequent combined delivery to the Company's stores. It is expected that this will increase efficiency of store personnel, eliminate some inconveniences for customers (such as crowded parking lots caused by the presence of multiple delivery trucks) and ultimately lower the cost of goods for the Company due to increased efficiencies in the distribution process.

     During 1993, the Company entered into a ten-year agreement with Electronic Data Systems, Inc. (EDS) for the installation and operation of automated teller machines (ATMs) in 7-Eleven stores, nationwide, in areas not already covered by other ATM agreements. Pursuant to the terms of the agreement, EDS is to install at least 900 ATMs per year until all Company-operated and participating franchisee-operated 7-Eleven stores have an ATM. EDS pays the Company a flat fee per month per ATM as well as transaction-based fees dependent upon the number of transactions per month.

     GASOLINE. In 1993, the Company sold approximately 1.38 billion gallons of gasoline at retail at approximately 2,100 7-Eleven stores and other Southland self-serve outlets. The Company monitors gasoline sales to maintain a steady supply of petroleum products to the Company's stores, to determine competitive retail pricing, to provide the appropriate product mix at each location and to manage inventory levels, based on market conditions. During 1993, the Company continued its program to upgrade the gasoline pump area of the stores, by adding canopies and new equipment. Approximately 500 stores are now equipped to accept credit cards for the purchase of gasoline at the pump, which makes gasoline shopping at 7-Eleven even more convenient for the credit customer. Almost all of the Company's stores offer CITGO-branded gasoline.

     During 1993, the Company discontinued the sale of gasoline at approximately 230 locations (due, in many cases, to the closing or divestiture of the entire store, with the others eliminated due to the strategic decision to discontinue the sale of gasoline at the particular location). The Company sold gasoline at approximately 2,000 locations at year-end 1993. The Company currently anticipates that gasoline sales may be discontinued at about 35 additional locations in 1994.

     The Company has a long-term product purchase agreement with Citgo Petroleum Corporation ("Citgo") under which Southland purchases substantially all its U.S. gasoline requirements from Citgo at market-related prices through the year 2006.

     Holders of the "Citgo Plus" credit card can use the card to finance purchases of gasoline, as well as other merchandise, at 7-Eleven stores. At year-end, there were over 1.27 million active "Citgo Plus" credit card accounts.

     MERCHANDISE SUPPLY. During 1993, the Company completed the first year of its 10-year supply agreement with McLane Company, Inc. ("McLane") under which McLane provides distribution services for warehouse products to all of the Company's corporate stores and makes available such services and products to all of the Company's franchised stores. McLane services Southland corporate and franchised retail operations using two former Southland distribution centers (in San Bernardino, California, and Fredericksburg, Virginia) plus eight additional distribution centers. It is anticipated that McLane's distribution services will support the Company's AIM process by providing the Company with frequent deliveries and added flexibility for ordering new merchandise, as well as providing increased ordering, purchasing and delivery efficiencies which will lower the Company's cost-of-goods.

     Franchisees are required only to carry merchandise of a type, quality, quantity and variety consistent with the 7-Eleven image. Except for consigned merchandise, franchisees are not required to purchase merchandise from the Company or vendors it recommends, or to sell their merchandise at prices suggested by the Company.

      In connection with the sale of the Company's Reddy Ice and Dairies Group divisions, both in 1988, the Company entered into long-term contracts to purchase the products historically supplied to the Company's stores by such divested operations.

     PRODUCT CATEGORIES. The Company does not record sales on the basis of product categories. However, based upon the total dollar volume of store purchases, management estimates that the percentages of its 7-Eleven convenience store sales in the United States by principal product categories for the last five years were as follows:


                                                Years Ended December 31
                                          ------------------------------------
    Product Categories                    1993    1992    1991    1990    1989
    ------------------                    ----    ----    ----    ----    ----

    Gasoline..........................    23.5%   22.5%   21.5%   22.3%   19.9%
    Tobacco Products..................    18.0    19.2    19.1    18.0    18.2
    Beer/Wine.........................     9.5    10.0    10.7    10.4    10.7
    Soft Drinks.......................     9.7    10.0    10.3    10.4    10.7
    Groceries.........................     9.2     8.5     8.1     8.2     8.6
    Food Service......................     8.5     8.4     8.4     8.7     8.7
    Non-Foods.........................     5.8     5.8     5.8     5.7     6.2
    Dairy Products....................     4.8     4.9     5.0     5.2     5.3
    Candy.............................     3.7     3.8     3.9     3.7     3.9
    Baked Goods.......................     3.5     3.4     3.4     3.5     3.5
    Customer Services.................     2.1     1.9     1.8     1.8     1.9
    Health/Beauty Aids................     1.7     1.6     2.0     2.1     2.4
                                         -----   -----   -----   -----   -----
         Total........................   100.0%  100.0%  100.0%  100.0%  100.0%
                                         -----   -----   -----   -----   -----
                                         -----   -----   -----   -----   -----

    LOCAL REGULATIONS. In certain areas where stores are located, state or local laws limit the hours of operation or the sale of certain products, the most significant of which limit or govern the sale of alcoholic beverages. State and local regulatory agencies have the authority to approve, revoke, suspend or deny applications for and renewals of permits and licenses relating to the sale of alcoholic beverages or to seek other remedies. In most states, such agencies have discretion to determine if a licensee is qualified to be licensed, and denials may be based on past noncompliance with applicable statutes and regulations as well as on the involvement of the licensee in criminal proceedings or activities which in such agencies' discretion are determined to adversely reflect on the licensee's qualifications. Product categories that are affected by these types of regulations are alcoholic beverages, tobacco, lottery tickets and other similarly state-regulated products. Such regulation is subject to legislative and administrative change from time to time. The Company is the largest seller, nationwide, of state-sponsored lottery tickets.

    FRANCHISES. At December 31, 1993, 2,998 7-Eleven stores were operated by independent franchisees under the Company's franchise program for individual 7-Eleven stores. Sales by stores operated by franchisees (which are included in the Company's net sales) were approximately $2,810,270,000 for the year ended December 31, 1993.

    In its franchise program for individual 7-Eleven stores, the Company selects qualified applicants and trains the individuals who will participate personally in operating the store. The franchisee pays the Company an initial fee, which is generally calculated based upon gross profit experience for the store or market area, to cover certain costs including: training; an allowance for travel; meals and lodging for the trainees; and other costs relating to the franchising of the store. Under the standard form of franchise agreement, the Company leases or subleases, to the franchisee, a ready-to-operate 7-Eleven store that has been fully equipped and stocked. The Company bears the costs of acquiring the land, building and equipment, as well as most utility costs and property taxes.

    Under the standard franchise arrangement, the franchisee pays for all business licenses and permits, as well as all in-store selling expenses, including: payroll; inventory and cash variations; supplies; inventory, payroll and other business taxes; certain repairs and maintenance; and other controllable in-store expenses, and is required to invest an amount equal to the cost of the store's inventory and cash register fund. The Company finances a portion of the cost of business licenses and permits and of the investment in inventory, as well as the ongoing operating expenses and purchases of inventory.

    Under the standard franchise agreements currently in effect, the Company shares in the gross profit of the store (ranging from 50% to 58%, depending on the hours of store operation, adjusted if necessary to assure the franchisee a specified gross income before selling expenses), based on all sales of merchandise and services except those on which the Company pays the franchisee a commission (such as consigned gasoline). The Company's share of gross profit, called the "7-Eleven Charge," is its continuing charge to the franchisee for the license to use the 7-Eleven operating system and trademarks, for the lease and use of the store premises and equipment and for continuing services provided by the Company. These services include merchandising, advertising, recordkeeping, store audits, contractual indemnification, business counseling services, training seminars and preparation of financial statements. Other optional services are available from or through the Company for additional fees.

    The Company is considering various other methods for calculating the 7-Eleven Charge and is currently offering agreements that provide a three-tiered structure, in Washington, Idaho and Oregon, under which the 7-Eleven Charge is based on the particular store's level of gross profit for the preceding 12 months. In March 1993, the Company also announced that it intends to revise its standard form of franchise agreement and has requested input from both 7-Eleven franchisees and Southland personnel. The Company's original goal was to offer a new form of agreement to existing franchisees by the middle of 1994. However, because of the many issues in controversy in the matter of 7-Eleven Owners for Fair Franchising, et al. v. The Southland Corporation, et al. (see "Legal Proceedings," below), the Company has postponed the anticipated roll-out of a new agreement indefinitely.

    The Company has an incentive program under which a franchisee may receive a monthly payment from the Company equal to a specified percent of the store's gross profit if the franchisee meets certain criteria established from time to time by the Company. During 1993, franchisees could qualify for this incentive by participating in the AIM process and, effective January 1994, the qualifying criteria for the incentive program were modified to encourage franchisees to improve their performance of the AIM process by focusing inventory management on certain key merchandise categories and introduction of new products while also maintaining an acceptable store image and meeting certain customer service standards.

    Under Southland's standard franchise agreement, the franchise may be terminated by the franchisee at any time or by the Company for the causes, and on notice, as specified in the franchise agreement and as provided by applicable law. In the event of expiration or termination of the franchise, the Company has the right to (i) acquire the franchisee's interest in inventory of a type, quantity, quality and variety consistent with the 7-Eleven image and the other tangible assets in the franchise business; and, (ii) take possession of the real property on which the store is located, and the franchisee has no continuing lease obligations.

    In April 1993, the Company began testing its new "Genesis" form franchise agreement, with the opening of four stores under that agreement. Under the Genesis agreement, the franchisee supplies the land, building and equipment. Southland provides the 7-Eleven name, accounting system, merchandising and business counseling services which are provided under its standard franchise arrangement. Under the Genesis agreements in effect, Southland receives 12% of the Gross Profit as the 7-Eleven Charge. Currently, the Genesis agreement is only available to existing franchisees under standard form agreements, whom Southland believes to be superior store operators. The four Genesis stores opened in 1993 were all conversions of existing, independent convenience store operations on Long Island, New York. The Company is in the process of expanding the test of the Genesis concept to include stores in other geographic areas, and to include new operations as well as conversions of existing operations.

    Many states in which the Company franchises individual 7-Eleven stores have enacted legislation governing the offer, sale, termination and/or renewal of franchises, and the Federal Trade Commission has a trade regulation rule regarding required disclosures to prospective franchisees. These requirements are subject to amendment and similar legislation is pending at the federal level and in other states.

    AREA LICENSES. As of December 31, 1993, the Company had granted domestic area licenses to nine companies which were operating 693 convenience stores using the 7-Eleven system and name in certain areas of Alaska, Arkansas, Hawaii, Indiana (using the name Super-7 in Indianapolis), Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Montana, Nebraska, New Mexico, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Texas, Utah, West Virginia and Wyoming. Although parts of both Nevada and Virginia are also covered by area licenses, there are no stores currently operated under the area licenses in those states. The 48 stores in Hawaii are operated under an area license agreement with Seven-Eleven (Hawaii), Inc. (a subsidiary of Seven-Eleven Japan).

    In September 1991, Retail Marketing Corp. ("RMC"), the area licensee for Kansas, Missouri, Oklahoma and Arkansas, filed for protection under Chapter 11 of the Bankruptcy Code and the area license has been assigned to Contemporary Industries Southern, Inc.

    In addition, as of the end of 1993, foreign area license agreements covered the operation of 5,401 7-Eleven stores in Japan, 809 in Taiwan, 296 in Hong Kong, 271 in Thailand, 162 in Australia, 85 in Malaysia, 75 in Singapore, 73 in South Korea, 69 in Spain, 50 in the United Kingdom, 46 in the Philippines, 35 in Norway, 31 in Sweden, 14 in Brazil, 13 in Puerto Rico, 12 in Turkey, 10 in China, seven in Guam, five in Panama and two in Denmark. In connection with the granting of area licenses in Brazil, Norway (which license now also includes Denmark, Finland and Sweden), the Philippines and Puerto Rico, the Company acquired an equity interest in those area licensees.

    During 1993, the Company sold its equity interest in the area licensees in Spain and the U.S. Virgin Islands, but the area license covering Spain remains in effect. The area license covering the U.S. Virgin Islands had been terminated at the end of 1992. The Company also signed a new area license for Singapore with Cold Storage (1983) Pte Ltd, to reflect the purchase of the former area license holder by that company.

    Stores operating under area licenses are not included in the number of Company operating units, and their sales are not included in the Company's revenue. Revenues from initial fees paid for area licenses and continuing royalties based on the sales volume of the stores are included in Other Income.

    INTERNATIONAL AFFILIATES. The Company also has an equity interest in 201 convenience stores in Mexico operated by an affiliate. These stores, which feature merchandise and services essentially the same as 7-Eleven, had been operating under the name "Super Siete" until 1991, when a program began to change their name to 7-Eleven.

    Sales from the stores in Mexico are not included in Southland's revenues, but Southland's equity in their operating results is included in Other Income and has not been material.

    HIGH'S DAIRY STORES. On December 31, 1993, the Company operated 63 High's Dairy Stores located primarily in Maryland and Virginia, which are similar in size and location to 7-Eleven stores and feature a product mix that emphasizes a variety of dairy products.

    QUIK MART AND SUPER-7. At December 31, 1993, 54 Quik Mart and Super-7 units were in operation in ten states. A typical Quik Mart is a high-volume gasoline outlet combined with a mini-convenience store ranging in size from 300 to 1,600 square feet of sales space stocked primarily with snack food, candy, cold drinks and other immediately consumable items, while a Super-7 is a high-volume, multi-pump, self-service gasoline-dispensing operation.

    DISTRIBUTION GROUP. At the end of 1992, the Company sold its distribution operations to McLane Company, Inc. As part of the divestiture, the Company sold its regional distribution centers located in San Bernardino, California and Fredericksburg, Virginia (which included a food processing plant) and its food processing plant in St. Louis, Missouri. Southland ceased operations at its distribution and food centers in Orlando, Florida; Tyler, Texas and Champaign, Illinois. During 1993, the Company sold the distribution center in Orlando, Florida, leased and will sell at the end of 1994 the distribution center in Champaign, Illinois and intends to sell the distribution center in Tyler, Texas in 1994.

     CORPORATE

    CITYPLACE. The Company's headquarters are located in "Cityplace Center East," its 42-story office tower located on the east side of Dallas' Central Expressway north of Dallas' central business district. The Company currently occupies approximately one-half of Cityplace Center East. The remainder of the building either is subleased or available for sublease to third parties.

    The Company is in the process of consolidating its own use of the Cityplace Tower within approximately 600,000 square feet of the building. During 1993, leases covering approximately 135,000 square feet were signed with third party tenants, for occupancy to commence under such leases in 1993 and 1994. As of March 1994, approximately an additional 205,000 square feet have been leased to third party tenants for occupancy in 1994 and 1995. Following occupancy under these leases, the building will be 90% leased or reserved for expansion under current leases.

    On December 31, 1990, the Company sold the approximately 140 acres (the "Cityplace Land") surrounding Cityplace Center East, with the exception of the ten-acre Cityplace Center East parcel, to a third party.

    DIVESTITURES

    In March 1993, the Company sold 10 stores and related properties in Bryan/College Station, Texas to E-Z Mart Stores, Inc., who had, in 1992, acquired the Company's East Texas stores. In June 1993, the Company sold or assigned 150 stores in West Texas and New Mexico and entered into a new area license agreement with Southwest Convenience Stores, Inc. to continue to operate those stores using the 7-Eleven name. In September 1993, the Company sold 10 stores and related properties in the southern Utah area to Maverick Country Stores.

    In November 1993, the Company sold its distribution and food center in Orlando, Florida to Publix Super Markets, Inc. and its check verification and collection operations (based in Dallas, Texas) to CF Data Corp. In addition, on November 15, 1993, the Company sold "Citijet" its general aviation fixed-based operation at Dallas' Love Field Airport to AMR Combs, Inc.


                       OTHER INFORMATION ABOUT THE COMPANY

    CREDIT AGREEMENT AND DEBT COVENANTS. The Company's Credit Agreement with its Senior Lenders contains a number of financial and operating covenants requiring, among other things, the maintenance of certain financial ratios, including cash interest coverage, fixed charge coverage, total debt ratio and senior indebtedness to subordinated indebtedness. The covenant levels established by the Credit Agreement generally require a continuing improvement in the Company's financial condition. In addition, the Credit Agreement requires the attainment of certain levels of EBITDA (defined in the Credit Agreement as earnings before interest income and expense, income taxes, depreciation and amortization, the monetized royalty income from the Company's area licensee in Japan, certain other unusual income and expense items and certain other noncash items). There is also a limitation on capital expenditures by the Company and various other covenants limiting the Company's ability to incur indebtedness or other liabilities, grant liens, make or guarantee loans, or make certain investments. The Credit Agreement also requires the Company to comply with various reporting requirements and limits the Company's ability to enter into certain transactions with shareholders and affiliates, engage in sale and leaseback transactions, or amend the terms of its charter or bylaws or the terms of any subordinated debt. These covenants contain exceptions that are customary in credit agreements associated with leveraged acquisition financings, as well as exceptions consistent with the specific nature of the business and financial operations of the Company.

    On August 30, 1993, the Company redeemed the New Senior Notes that had been issued in 1991, at par value plus accrued interest. The Notes, which had an outstanding face value of $250.6 million, were refinanced with working capital and an additional $150 million term loan under the Credit Agreement. The additional loan has a three-year term with no required principal payments until its maturity, and a floating interest rate of LIBOR plus 2.5%. As part of the refinancing, the Company amended the Credit Agreement to permit the redemption, and to modify and extend existing financial covenants through August 1996.

    The Company's outstanding Debt Securities contain certain covenants which, among other things, (i) limit the payment of dividends and certain other restricted payments by both the Company and its subsidiaries, (ii) require the purchase by the Company of the Restructured Debt Securities at the option of the holder upon a change of control (as defined in the indentures governing the Restructured Debt Securities), (iii) limit additional indebtedness, (iv) limit future exchange offers, (v) limit the repayment of subordinated indebtedness,
(vi) require board approval of certain asset sales, (vii) limit transactions with certain stockholders and affiliates and (viii) limit consolidations, mergers and the conveyance of all or substantially all of the Company's assets.

    In addition, the warrants that were issued by the Company in 1987 in connection with the LBO (the "Old Warrants"), expired in 1992 without becoming exercisable. Pursuant to the terms of the Warrant Agreement relating to the Old Warrants, the Company offered to repurchase such Old Warrants at their independently determined fair value of $0. The repurchase offer expired, and all of the Old Warrants were cancelled as of March 15, 1993.

    SHAREHOLDERS AGREEMENT. Upon the Closing, the Company, the Purchaser, Ito-Yokado and various holders of the Company's common stock who held the common stock prior to the Closing (the "Existing Shareholders") entered into a shareholders agreement (the "Shareholders Agreement") pursuant to which the parties may not offer, sell, assign, transfer, grant a participation in, pledge or otherwise dispose of any shares of Common Stock except in compliance with the Shareholders Agreement. Although transfers are permitted to certain permitted transferees or pursuant to Rule 144 under the Securities Act of 1933, other transfers are subject to the Purchaser's right of first refusal.

    The Shareholders Agreement provides each of the Existing Shareholders (and any persons who hold employee options or employee convertible debentures to purchase shares of Common Stock as a result of employment with the Company) with the right and option to require the Purchaser to purchase up to all of the shares of Common Stock held by such person on the fifth anniversary of the date of the Shareholders Agreement at the fair market value (to be determined in accordance with the terms of the Shareholders Agreement) of such shares on such date. In addition, the Shareholders Agreement, as amended on December 30, 1992, provides that the parties to the agreement shall cause Southland's Board of Directors to consist of, and shall vote their shares as to the election of directors so that the Board shall consist of, (i) two individuals designated by Existing Shareholders holding a majority of shares held by the Existing Shareholders, (ii) ten individuals selected by the Purchaser, (iii) two individuals initially designated by the Official Committee of Bondholders appointed by the Bankruptcy Court and, from and after the next annual or special meeting of the Company's shareholders at which the election of directors occurs, designated by the holders (the "Other Shareholders") of shares of Common Stock other than the Purchaser and the Existing Shareholders (the "Other Shareholder Nominees") and (iv) although no such obligation currently exists, two independent directors if, and to the extent, required to meet the listing or quotation requirements of any exchange or quotation system upon which the Common Stock is or shall be listed or traded (and only if, and to the extent that, the Other Shareholder Nominees fail to qualify as such independent directors).

    In addition, the Shareholders Agreement provides the Existing Shareholders with certain registration rights (if no exemption from registration is applicable for their sales), parallel exit rights and preemptive rights in certain circumstances.

    Moreover, under the Shareholders Agreement, Ito-Yokado has provided the Thompsons and certain of the parties to the Shareholders Agreement (other than participants in the Company's Grant Stock Plan with respect to shares acquired pursuant to participation in such Grant Stock Plan) with certain loans (the "Loans") based on the pledge of shares of Common Stock as collateral for the Loans (the "Collateral Shares"). Such loans are a nonrecourse obligation of the borrower except to the extent of the Collateral Shares. Such Collateral Shares may not be sold unless the Loan secured by such Shares is repaid simultaneously with such sales.

    THE WARRANT AGREEMENT. As part of the Plan and the Closing on March 5, 1991, Thompson Brothers, L.P., The Hayden Company, The Philp Co.,
The Williamsburg Corporation and Thompson Capital Partners, L.P. (collectively, the "Warrant Shareholders") entered into a Warrant Agreement with Wilmington Trust Company as Warrant Agent, the Company and Ito-Yokado. Pursuant to the Plan, the Company agreed to issue, on behalf of the Warrant Shareholders, the Thompson Warrants exercisable by the holder thereof to purchase up to an aggregate of 10,214,842 shares of Common Stock owned by the Warrant Shareholders.

    Under the Warrant Agreement, each Thompson Warrant entitles the holder to purchase, at the exercise price (the "Exercise Price") of $1.75 per Thompson Warrant, one of the underlying common shares, subject to adjustment as provided in the Warrant Agreement, during the period beginning three months after the date of the Warrant Agreement and ending on February 23, 1996. As of March 4, 1994, a total of 5,246,931 Thompson Warrants had been exercised.

    Until the termination of the Warrant Agreement, the underlying common shares will be issued to and held by the Warrant Agent (i) as trustee for the benefit of the appropriate Warrant Shareholder and the holders of the Thompson Warrants or (ii) if a secured loan is made pursuant to the terms of the Shareholders Agreement, as collateral agent solely on behalf of Ito-Yokado.

    Until the termination or expiration of the Warrant Agreement, neither a Warrant Shareholder nor the Warrant Agent may, among other things, dispose of or pledge the underlying common shares except in connection with (i) the exercise of the Thompson Warrants, (ii) a secured loan to a Warrant Shareholder or (iii) a sale of any pledged underlying common shares pursuant to, and in accordance with, a Pledge Agreement (the "Pledge Agreement").

    At all times during the term of the Warrant Agreement, all underlying common shares held by the Warrant Agent as trustee, unless an event of default shall occur under a Pledge Agreement, shall be voted, on any matters submitted to the holders of record of Common Stock, in the same manner as a majority of the votes cast by the holders of record of the Common Stock other than Ito-Yokado and the Warrant Shareholders. If an event of default occurs under a Pledge Agreement, all underlying common shares held as security shall be voted, pursuant to the terms of such pledge agreement, in accordance with the instructions of Ito-Yokado.

    THE EMPLOYMENT AGREEMENTS. As a condition to the Closing, the Company entered into five-year Employment Agreements with Messrs. John P. Thompson, Jere
W. Thompson and Joe C. (Jodie) Thompson, Jr. As of December 30, 1992, the Employment Agreement with Joe C. Thompson, Jr. was terminated and Mr. Thompson was paid the present discounted value of the remaining balance payable to him under the Employment Agreement. The Employment Agreements were effective upon the Closing and provide for an annual base salary of $600,000 and an annual bonus equal to $360,000 under each agreement. In addition, under the Employment Agreements the Thompsons will have such duties and responsibilities as are agreed upon from time to time by them and the Board. In addition, John P. Thompson and Jere W. Thompson will participate in employee benefit plans and arrangements offered to key management employees of the Company during the term of the agreement. The Employment Agreements also provide vacation, holidays and expense reimbursement in accordance with current Company policy.

    RESEARCH AND DEVELOPMENT

    During 1993, the Company's Merchandising Department conducted certain concept research studies, which include consumer preference testing and analysis of competitive and image enhancement factors. The Company did not incur expenses for product testing or traditional research and development activities. The Company spent approximately $472,000 and $360,000 on product testing (in connection with its now-divested food processing operations) in 1991 and 1992, respectively.

    RETAIL AUTOMATION

    In December 1993, the Company signed agreements with Electronic Data Systems Corporation, AT&T Global Information Solutions Company (formerly
NCR Corporation) and Canmax Retail Systems, Inc. for the purchase, installation and maintenance of hardware; the development, license and maintenance of software; the supply and operation of a data network and the operation of a host computer. Under these agreements, the Company anticipates that it will automate certain business functions for both corporate and franchise-operated convenience stores and provide an automated information link among the stores, Southland's division and accounting offices and its corporate headquarters. The retail automation project is expected to be completed in phases over the next four to five years. The first phase, implementation of which began at the end of 1993, will roll out hardware with application software to automate certain store accounting functions, such as payroll and cash accounting.

    TRADEMARKS

    The Company's 7-Eleven trademark has been registered since 1961 and is well known throughout the United States and in many other parts of the world. Other trademarks and service marks owned by the Company include Super-7, Slurpee, Big Gulp and Big Bite, as well as many additional trade names and marks relating to other individual types of food items. As part of the collateral securing the Credit Agreement, the Company granted a security interest in its various trademarks.

    ADVERTISING

    At the end of 1993, the Company began testing a new advertising campaign, using both television and radio media, to emphasize the dramatic and noticeable changes taking place at 7-Eleven. These advertisements highlight three parts of the Company's new image: the expanded selection of products, the new store layout and spacious feel and the everyday fair price strategy. The Company intends to expand this campaign, which initially has been well received, to additional markets in 1994.

    COMPETITION

    During the past few years the Company, like other traditional convenience retailers, has experienced increased competitive pressures from supermarkets and drug stores offering extended hours and services, as well as from an increasing number of convenience-type stores built by the oil companies. During the late 1980s and early 1990s, these competitors invested significant amounts of capital in their operations while the Company had to restrict its capital spending activities due to covenant restrictions in the Credit Agreement and cash flow limitations. In addition, the convenience retailing industry is also being negatively impacted by demographic factors (such as an aging population) and an erosion of demand for certain of its traditional core products, including cigarettes, soft drinks and beer.

    The Company's convenience retailing operations represent only a very small percentage of the highly competitive food retailing industry. Independent industry sources estimate that in the United States annual sales in 1992 for the convenience store industry were approximately $79.5 billion (including $38.2 billion of gasoline) and that over 67,900 store units were in operation. The industry traditionally has narrow net profit margins. In addition, the Company's stores compete with a number of national, regional, local and independent retailers, including grocery and supermarket chains, grocery wholesalers and buying clubs, other convenience store chains, oil company gasoline/mini-convenience "g-stores," independent food stores, and fast food chains as well as variety, drug and candy stores. In sales of gasoline, the Company's stores compete with other food stores and service stations and generate only a very small percentage of the gasoline sales in the United States. Each store's ability to compete is dependent on its location, accessibility and individual service. Growing competitive pressures from new participants in the convenience retailing industry and the rapid growth in numbers of convenience-type stores opened by oil companies over the past few years have intensified competitive pressures for the Company.

    Cityplace Center East, the Company's headquarters office building in Dallas, Texas, is occupied by the Company and other third party tenants, with the Company having the right to sublease the remaining space (see "Cityplace," above). During 1993, the Company entered into subleases with new tenants covering about 135,000 square feet and, in early 1994, additional subleases were signed covering approximately 205,000 square feet. The building is now approximately 90% leased or reserved for expansion under current leases. In seeking tenants, this project competes with other downtown, Oak Lawn, North Dallas and North Central Expressway luxury office space developments. The Dallas real estate market currently has many office and retail sites available for lease. It is anticipated that competition for tenants will remain strong in the Dallas commercial real estate market.

    ENVIRONMENTAL MATTERS

    The operations of the Company are subject to various federal, state and local laws and regulations relating to the environment. Certain of the more significant federal laws are described below. In addition to the federal laws described below, the Company is also subject to the Clean Water Act and the Clean Air Act and the regulations promulgated thereunder. The implementation of these laws by the United States Environmental Protection Agency ("EPA") and the states will continue to affect the Company's operations by imposing increased operating and maintenance costs and capital expenditures required for compliance. Additionally, the procedural provisions of these laws can result in increased lead times and costs for new facilities.

    The Resource Conservation and Recovery Act ("RCRA") of 1976, as amended, affects the Company through its substantial reporting, recordkeeping and waste management requirements, thereby increasing the cost of all types of waste disposal. Regulations under RCRA prohibit certain types of waste disposal, further increasing Company costs for waste management. In addition, standards for underground fuel storage tanks and associated equipment may increase operating expenses and the costs of marketing petroleum products. In response to this legislation, and various state and local regulations, the Company has developed a comprehensive tank management program that established procedures for tank testing, repair and corrective action.

    The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA"), as amended, creates the potential for substantial liability for the costs of study and cleanup of waste disposal sites and requires the reporting of certain releases into the environment. Recent court interpretation of this Act may result in joint and several liability even for parties not primarily responsible for hazardous waste disposal sites. As a consequence of past waste disposal, the Company may be potentially liable for cleanup costs at several sites which are being considered or which may be considered for Federal cleanup action under CERCLA. Additional requirements imposed by the Superfund Amendments and Reauthorization Act of 1986 also have resulted in additional reporting duties.

     Violation of any federal environmental statutes or regulations or orders issued thereunder, as well as relevant state and local laws and regulations, could result in civil or criminal enforcement actions.

    CURRENT ENVIRONMENTAL PROJECTS AND PROCEEDINGS. As previously reported, in December 1988, the Company closed its chemical manufacturing facility in Great Meadows, New Jersey ("Great Meadows"). The Company had previously been issued an Administrative Consent Order relating to groundwater conditions at this facility by the New Jersey Department of Environmental Protection (now the New Jersey Department of Environmental Protection and Energy, "NJDEPE"). The Administrative Consent Order required the Company to pay a civil penalty of $50,000, to conduct a remedial investigation/feasibility study ("RI/FS") and to provide financial assurance for the ultimate clean-up.

    The Company has submitted a proposed clean-up plan to the NJDEPE, which provides for remediation at the site as well as continued groundwater monitoring for a number of years. While the Company has received initial comments from the NJDEPE, a final clean-up plan has not been determined. The Company has accrued $38,879,000 to cover its estimate of the clean-up costs to be incurred. Some remedial actions have commenced.

    As previously reported, the Company filed suit in the United States District Court for the District of New Jersey against a large chemical company that formerly owned the Great Meadows property. Effective February 1, 1991, the parties executed a final settlement agreement pursuant to which the former owner agreed to pay a substantial portion of the cleanup costs described above. The Company has recorded a receivable of $22,800,000, at year-end 1993, representing the former owner's portion of the accrued clean-up costs.

    As of December 31, 1993, the Company had approximately 2,000 operating retail outlets involved in the sale of gasoline and other motor fuels. In the ordinary course of business, the Company occasionally discovers and repairs leaks in the underground storage tanks and piping systems associated with these retail outlets. The Company has an established program to manage underground storage tanks and to ensure compliance with applicable laws.

    The Company anticipates that it will spend approximately $18 million in 1994 on capital improvements required to comply with environmental regulations relating to gasoline storage tank systems at store locations and approximately an additional $17 million on such capital improvements from 1995 through 1997.

    Additionally, the Company accrues for the anticipated future costs of environmental clean-up activities (consisting of contamination assessment and remediation) relating to detected releases of regulated substances at its existing and previously operated sites at which gasoline was sold (including store sites and other facilities that have been sold by the Company). The Company expects that it will be required to spend approximately $60 million during the next five years to undertake such activities. This estimate is based on the Company's prior experience with gasoline sites and its analysis of such factors as the age of the tanks, location of tank sites and its experience with contractors who perform contamination assessment and remedial work. However, the Company is eligible to receive reimbursement for a large portion of these remediation costs under state reimbursement programs.

     At December 31, 1993, the Company's accrued liability for sites where releases have been detected was $59,153,000. The Company has recorded a receivable of $57,532,000 (net of an allowance of $12,529,000) for the estimated probable state reimbursements. The estimated future remediation expenditures and related state reimbursement amounts could change as governmental requirements and state reimbursement programs change in future years.

    The Company anticipates that substantially all of the future remediation costs for sites with detected releases of regulated substances at December 31, 1993, will be incurred within the next five years. There is no assurance of the timing of the receipt of state reimbursement funds. However, based on the Company's experience, the Company expects to receive state reimbursement funds within one to three years after incurring eligible remediation expenses, assuming that the state administrative procedures for processing such reimbursements have been fully developed.

    In general, the Company's capital expenditures will continue to be affected by federal, state and local environmental laws and regulations. It is possible that future environmental requirements may be more stringent than current requirements, thereby requiring additional expenditures. As described above, the Company also anticipates future maintenance expenditures in connection with environmental requirements relating to continuing upkeep of gasoline storage tank systems at store locations.

    EMPLOYEES

    At December 31, 1993, the Company had 32,406 employees, of whom approximately 29 percent were considered to be either temporary or part-time employees. None of the Company's employees were subject to collective bargaining agreements at year-end, although approximately eight employees in one store in Canada have joined a union.

    The Company has in the past been able to satisfy substantially all of its requirements for managerial personnel from within its organization. The Company's store managers and supervisory staff personnel are compensated on some form of incentive basis.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    The names, ages, positions and offices with the registrant of all current executive officers of the Company are shown in the following chart. The term of office of each executive officer is at the pleasure of the board of directors and/or the officer to whom such individual reports. The business experience of each such executive officer for at least the last five years, and the period during which he or she served in office, as well as the date each was employed by the Company, are reflected in the applicable footnotes to the chart. All executive officers of Southland named herein (other than Mr. Ito and Mr. Suzuki) were officers or employees of the Company at the time Southland filed its voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, as described above.

                        Age at    Current Positions and
      Name              3/01/94   Offices with Registrant
      ----              -------   -----------------------

Masatoshi Ito             69      Chairman of the Board and Director (1)
Toshifumi Suzuki          61      Vice Chairman of the Board and Director (2)
Clark J. Matthews, II     57      President, Chief Executive Officer
                                  and Director (3)
Stephen B. Krumholz       44      Executive Vice President and Chief Operating
                                  Officer (4)
John H. Rodgers           50      Executive Vice President, Chief Admini-
                                  strative Officer and Secretary (5)
Rodney A. Brehm           46      Senior Vice President, Foodservice and
                                  Distribution (6)
James W. Keyes            38      Senior Vice President, Finance (7)
Michael K. Roemer         45      Senior Vice President, Merchandising (8)
Paul L. Bureau, Jr.       52      Vice President, Corporate Tax (9)
Adrian O. Evans           57      Vice President, Construction and
                                  Maintenance (10)
David M. Finley           53      Vice President, Human Resources (11)
Stephen B. LeRoy          41      Vice President, Real Estate and Licensed
                                  Operations (12)
Vernon P. Lotman          54      Vice President and Controller (13)
Cecilia S. Norwood        40      Vice President, Corporate Communications (14)
Bryan F. Smith, Jr.       41      Vice President and General Counsel (15)
David A. Urbel            52      Vice President, Planning and Treasurer (16)

- -----------------

      (1) Chairman of the Board and Director of the Company since March 5, 1991. Founder, Director and Advisor of Ito-Yokado Group, which includes Ito-Yokado Co., Ltd., Seven-Eleven Japan Co., Ltd. and Denny's Japan Co., Ltd., as well as other companies. Ito-Yokado Co., Ltd. is one of Japan's leading diversified retailing companies which, together with its subsidiaries and affiliates, operates superstores, convenience stores, department stores, supermarkets, specialty shops and discount stores. President of Ito-Yokado Co., Ltd. from 1958 to 1992. Chairman of Seven-Eleven Japan Co., Ltd. from 1978 to 1992, and President from 1973 to 1978. Chairman of Denny's Japan Co., Ltd. from 1981 to 1992, and President from 1973 to 1981. Chairman of Famil Co., Ltd. since 1979. Chairman of York Mart Co., Ltd. since 1979. President of York Matsuzakaya Co., Ltd. since 1979. President of Robinson's Japan Co., Ltd. since 1984. Chairman of Maryann Co., Ltd. since 1977. President of Oshman's Japan Co., Ltd. since 1984. Chairman of Steps Co., Ltd. since 1981. Chairman of York-Keibi Co., Ltd. since 1977. President of Union Lease Co., Ltd. since 1975. Statutory Auditor of Daikuma Co., Ltd. since 1982. Chairman of Marudai Co., Ltd. since 1989. Director of Seven-Eleven (Hawaii), Inc. since 1989. Chairman of Umeya Co., Ltd. since 1977. Director of Shop America Limited since 1990. Director and Chairman of the Board of IYG Holding Company since 1990.

      (2) Vice Chairman of the Board and Director of the Company since March 5, 1991. President and Chief Executive Officer of Ito-Yokado Co., Ltd., one of Japan's leading diversified retailing companies which, together with its subsidiaries and affiliates, operates superstores, convenience stores, department stores, supermarkets, specialty shops and discount stores, since October 1992 and Director since 1971; Executive Vice President from 1985 to

1992; Senior Managing Director from 1983 to 1985; Managing Director from 1977 to
1983; employee since 1963.  Chairman of the Board and Chief Executive Officer of
Seven-Eleven Japan Co., Ltd. since October 1992 and Director since 1973;
President from 1975 to 1992; Senior Managing Director from 1973 to 1975.
Statutory Auditor of Robinson's Japan Co., Ltd. since 1984.  Chairman of Daikuma
Co., Ltd. since 1978.  President of Seven-Eleven (Hawaii), Inc. since 1989.
President of Shop America Limited since 1990.  President and Director of IYG
Holding Company since 1990.

      (3)  Director since March 5, 1991, and from 1981 until December 15, 1987;
President and Chief Executive Officer since March 5, 1991; Executive Vice
President (or Senior Executive Vice President) and Chief Financial Officer from
1979 to 1991; Vice President and General Counsel from 1973 to 1979; employee of the Company since 1965.

      (4)  Executive Vice President and Chief Operating Officer since June 1993;
Senior Vice President, Operations, from August 1992 to June 1993.  Senior Vice
President, 7-Eleven Stores Operations, from 1990 to August 1992; Vice President,
Marketing, from 1989 to 1990; Vice President, Northern Region, 7-Eleven Stores, from January 1989 to October 1989; Vice President, Northwest Region, 7-Eleven
Stores, from 1987 to 1988; Division Manager, Mountain Division, 7-Eleven Stores, from 1986 to 1987; Regional Marketing Manager from 1981 to 1986; employee of the Company since 1972.

      (5)  Executive Vice President since June 1993, Chief Administrative
Officer since 1991 and Secretary of the Company since 1987; Senior Vice
President from 1987 to June 1993; General Counsel from 1979 to 1992; Vice
President from 1980 to 1987; employee of the Company since 1973.

      (6)  Senior Vice President, Foodservice and Distribution, since June 1993;
Vice President, Merchandising, from February 1992 to June 1993; Vice President,
Marketing, from 1990 to 1992; Vice President, Northwest Region, 7-Eleven Stores, from 1989 to 1990; National Marketing Manager from 1986 to 1989; Division
Manager, Central Pacific Division, 7-Eleven Stores, from 1979 to 1986; employee of the Company since 1972.

      (7)  Senior Vice President, Finance, since June 1993; Vice President,
Planning and Finance, from August 1992 to June 1, 1993; Vice President and/or
Vice President, National Gasoline, from August 1991 to August 1992; General
Manager, National Gasoline, from 1986 to 1991; employee of the Company since
1985.

      (8)  Senior Vice President, Merchandising, since June 1993; Vice
President, Line Management, from August 1992 to June 1993.  Vice President,
Central Region, 7-Eleven Stores, since October 1990; Vice President, Northeast
Region or Eastern Region, 7-Eleven Stores, from 1987 to 1990; Division Manager,
Northeast Stores Region, from 1984 to 1987; Vice President, Retail Marketing, of
Citgo Petroleum Corporation from 1983 to 1984; Marketing Manager, Eastern Stores
Region, 7-Eleven Stores, from 1981 to 1983; employee of the Company since 1966.

      (9) Vice President, Corporate Tax, since May 1993; Corporate Tax Manager from March 1983 to May 1993. Partner, Touche Ross & Co., from 1978 to 1983;
employee of the Company since 1983.

      (10) Vice President, Construction and Maintenance, since August 1992.
Vice President, Stores Development, from January 1989 to August 1992; Vice
President, Mid-America Region, 7-Eleven Stores, from 1987 to 1988; Vice
President, Central Stores Region, from 1980 to 1987; Central Stores Regional
Manager from 1978 to 1980; Division Manager, Canada, from 1976 to 1978; employee of the Company from 1962 to 1972 and since 1975.

      (11) Vice President, Human Resources, since December 1987; Manager, Stores
Human Resources, January 1987 to December 1987; Manager, Organizational Research
& Development, from 1985 to 1987; Department Manager, Organizational Research and Development, from 1984 to 1985; Manager, Organizational Research and
Development, from 1982 to 1984; employee of the Company since 1977.

      (12) Vice President, Real Estate and Licensed Operations, since August
1992; Vice President, Atlantic Region, 7-Eleven Stores, from 1990 to 1992; Vice
President, Chesapeake Region, 7-Eleven Stores, from 1987 to 1990; Regional
Manager, Chesapeake Stores Region, in 1987; Division Manager, Capitol Stores
Division, from 1986 to 1987; Division Manager, Great Lakes Stores Division, from
1984 to 1986; Operations Manager, Great Lakes Stores Division, from 1981 to
1984; employee of the Company since 1975.

      (13) Vice President since April 1992.  Controller since December 1987;
Assistant Corporate Controller from 1977 to 1987; employee of the Company since
1973.

      (14) Vice President, Corporate Communications, since August 1991; Manager,
Corporate Communications, from 1989 to 1991; employee of the Company since 1982.

      (15) Vice President and General Counsel since August 1992.  Assistant
General Counsel from January 1990 to July 1992; Associate General Counsel from
January 1987 to December 1989; employee of the Company since 1980.

      (16) Vice President, Planning and Treasurer since August 1992; Vice
President since April 1992 and Treasurer since December 16, 1987; Deputy
Treasurer from 1984 to 1987; Assistant Treasurer from 1983 to 1984; employee of the Company since 1970.


Item 2.  PROPERTIES.

      Under the Credit Agreement, virtually all the Company's assets, not previously subject to liens, are encumbered, including both tangible and intangible property rights, as well as stock in the Company's non-foreign subsidiaries, where such encumbrance is not otherwise prohibited. As of December 31, 1993, there were approximately 4,027 operating 7-Eleven stores, 190 non-operating stores and 15 other properties throughout the United States subject to mortgages (including both owned and leased properties). The lien against the Company's ownership or leasehold interest in any property will be released, with the consent of the Company's Senior Lenders, if the Company sells the property, the lease to the Company terminates or upon payment by the Company of the amounts due under the Credit Agreement.

     OPERATING AND FRANCHISING OF CONVENIENCE FOOD STORES

    7-ELEVEN. The 7-Eleven stores group utilizes 116 offices in 21 states and Canada. The following table shows the location and number of the Company's 7-Eleven convenience stores (excluding stores under area licenses and of certain affiliates) in operation on December 31, 1993.


         State/Province               Operating 7-Eleven Convenience Stores
         --------------            ------------------------------------------
                                       Owned          Leased(a)      Total
                                       -----          ------         -----

U.S.
- ----
Arizona .........................         42             60            102
California ......................        230            982          1,212
Colorado ........................         57            193            250
Connecticut .....................          7             32             39
Delaware ........................         10             17             27
District of Columbia ............          4             15             19
Florida .........................        256            231            487
Idaho ...........................          6              8             14
Illinois ........................         50            100            150
Indiana .........................          6             10             16
Kansas ..........................          7             11             18
Maryland ........................         95            230            325
Massachusetts ...................         10             25             35
Michigan ........................         51             48             99
Missouri ........................         36             54             90
Nevada ..........................         87            100            187
New Hampshire ...................          1              7              8
New Jersey ......................         74            129            203
New York (b) ....................         44            177            221
North Carolina ..................          2              6              8
Ohio ............................         10              5             15
Oregon ..........................         39            100            139
Pennsylvania ....................         58            115            173
Rhode Island ....................          0              9              9
Texas ...........................        110            207            317
Utah ............................         37             88            125
Virginia ........................        191            437            628
Washington ......................         62            204            266
West Virginia ...................         11             15             26
Canada (b):
- -----------
  Alberta .......................         19            108            127
  Manitoba ......................         13             39             52
  Ontario .......................         30             86            116
  British Columbia ..............         21            118            139
  Saskatchewan ..................         14             23             37

                                       -----          -----          -----
         Total ..................      1,690          3,989          5,679
                                       -----          -----          -----
                                       -----          -----          -----

- ---------------

    (a) Of the 7-Eleven convenience stores set forth in the foregoing table, 851 are leased by the Company from The Southland Corporation Employees' Savings and Profit Sharing Plan (the "Savings and Profit Sharing Plan"). As of year-end 1993, the Company also leased 102 closed convenience stores or office locations from the Savings and Profit Sharing Plan.
    (b) The above numbers include 17 stores in Canada that operate under a management contract and four stores in New York operating under a new franchise agreement ("Genesis"). The Company has no interest in the real property on which those stores are located.

                                       22

    OTHER RETAIL. As shown in the following table, at year-end 1993, the Company operated 51 Quik Mart stores in Illinois, Indiana, Maryland, Massachusetts, Missouri, New Hampshire, Texas, Virginia and Wisconsin and 63 High's Dairy Stores located in Maryland, Virginia, Pennsylvania and West Virginia. As of December 31, 1993, the Company also operated three Super-7 gasoline stations in California, which are all owned by the Company.

    The following table shows the location and number of the Company's Quik Mart, High's and Super-7 locations in operation on December 31, 1993.


                                        Operating Other Retail Locations
                                       -----------------------------------
              State                    Owned          Leased         Total
              -----                    -----          ------         -----

California ......................        3               0             3
Illinois ........................       11               0            11
Indiana .........................        3               1             4
Maryland ........................        2              37            39
Massachusetts ...................        2               0             2
Missouri ........................        2               0             2
New Hampshire ...................        3               1             4
Pennsylvania ....................        0               5             5
Texas ...........................        3               0             3
Virginia ........................        7              16            23
West Virginia ...................        0               4             4
Wisconsin .......................       17               0            17
                                       ---             ---           ---
    Total                               53              64           117
                                       ---             ---           ---
                                       ---             ---           ---

    OTHER INFORMATION ABOUT PROPERTIES AND LEASES. At December 31, 1993, there were five 7-Eleven stores in various stages of construction (two on property owned by the Company and the others leased), and the Company owned 21, and had leases on 12, undeveloped convenience store sites. In addition, the Company held 231 7-Eleven, High's and Quik Mart properties available for sale consisting of 111 unimproved parcels of land, 94 closed store locations and 26 parcels of excess property adjoining store locations. At December 31, 1993, 47 of these properties were under contract for sale.

    On December 31, 1993, the Company held leases on 613 closed store or other non-operating facilities, 99 of which were leased from the Savings and Profit Sharing Plan. Of these, 379 were subleased to outside parties. In addition, both Circle K Corporation ("Circle K") and National Convenience Stores Incorporated ("NCS") sought protection under Chapter 11 of the U.S. Bankruptcy Code. In connection with both bankruptcy proceedings, certain property leases assumed from the Company by Circle K and NCS have been rejected. With respect to some of the rejected leases, the Company has either re-assumed the lease or negotiated a termination or settlement with the landlord.

    Generally, the Company's store leases are for primary terms of from 14 to 20 years, with options to renew for additional periods. Many leases contain provisions granting the Company a right of first refusal in the event the lessor decides to sell the property. Many of the Company's store leases, in addition to minimum annual rentals, provide for percentage rentals based upon gross sales in excess of a specified amount and for payment of taxes, insurance and maintenance.

     OTHER PROPERTIES. The Company leases a 10,700-square-foot satellite commissary constructed in 1991 in Austin, Texas, for fresh deli-style food preparation and distribution. The Company also leases 102,000-square-feet of office/warehouse space and an additional 43,600-square-feet of land in Denver, Colorado, for a regional equipment warehouse and service center.

    The Company owns residual property from its distribution and food processing operations that were divested in late 1992 and plans to dispose of the following properties: (1) a 48-acre tract of land in Tyler, Texas, on which is located a 490,811-square-foot distribution center which includes 40,034 square feet of office space, a 40,000-square-foot food processing center and an 11,500-square foot garage facility, which also includes an additional adjacent 11-acre tract of unimproved land; (2) an approximately 62-acre tract of land in Champaign, Illinois, on which is located a leased 543,406-square-foot distribution center (which includes 54,244 square feet of office space), a 47,000-square-foot food processing center which contains a 3,300-square-foot batch cooking operation and a 34,080-square-foot garage facility (this center has been leased to a third party and is to be sold in 1994); (3) a five-acre tract of land in Delanco, New Jersey, on which is located a 19,000-square-foot branch distribution facility and (4) a 21.5-acre tract of land in Salt Lake City, Utah, on which is located a leased 77,000-square-foot food processing plant (which includes 6,930 square feet of office space). Both the Delanco, New Jersey, and Salt Lake City, Utah, locations are currently subleased to McLane on an interim basis.

    The Company also owns a 287-acre tract in Great Meadows, New Jersey, with a closed chemical plant, a part of which is currently involved in environmental clean-up. (See "Current Environmental Projects and Proceedings," pages 17 and 18.)

    CORPORATE

    The Company's corporate office is in Dallas, Texas. During 1989, the Company consolidated its headquarters office space from various buildings to Cityplace Center East, a 42-story office building. Cityplace Center East is located within a 160-acre tract which was acquired by the Company for development as Cityplace, a multi-use development. On December 31, 1990, the Company sold all of that tract for $24 million, with the exception of the Cityplace Center East parcel. The Company's lease covers the entire Cityplace Tower, but gives the Company the right to sublease to other parties. As of early 1994, subleases had been signed with third parties so that (including the space leased by Southland) the building is almost 90% leased or reserved for expansion under current leases. The Company currently utilizes other office space in and around Dallas (although most corporate office space is consolidated in Cityplace Center East). The Company also holds tracts in Dallas, Texas, not included in Cityplace, totaling about 30 acres, and several other smaller tracts in Dallas.

Item 3.  LEGAL PROCEEDINGS.

    As previously reported, on October 24, 1990, the Company filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas, Dallas Division, Case No. 390-37119-HCA-11. The Company's Plan of Reorganization was confirmed by the Court on February 21, 1991. Subsequent to the Company's bankruptcy filing, the Company's senior lenders under the Credit Agreement filed a proof of claim demanding, among other things, default interest, as a result of the Company's failure to make an interest payment due June 15, 1990. The Bankruptcy Court issued its opinion, on March 17, 1992, awarding approximately $12.2 million in additional interest to the Credit Agreement Banks. The Company has appealed this decision but recognized the approximately $12.2 million of additional interest expense in its financial statements for 1991. There were no material developments in this matter in 1993.

    As previously reported, on September 23, 1993, the Company was served with a Summons and Complaint in a purported class action lawsuit entitled 7-ELEVEN OWNERS FOR FAIR FRANCHISING, ET AL. V. THE SOUTHLAND CORPORATION, ET AL., Case No. 722272-6, in the Superior Court for Alameda County, California. Also named as defendants in the Complaint are Southland's majority owners and approximately 18 vendors who supply goods to 7-Eleven franchisees in the State of California. The named plaintiffs purportedly represent all current 7-Eleven franchisees in the State of California and all former 7-Eleven franchisees in the State of California for the past six years. The Complaint alleges a variety of violations of California state antitrust laws, breaches of contract and other claims relating to discounts and allowances, vendor-supplied equipment, Southland's accelerated inventory management program and the 24-hour operation of 7-Eleven stores. The Company filed certain motions, which were decided by the Court in early March, and, as a result, the plaintiffs amended their petition to slightly revise some of their causes of action. Discovery in this matter is in the very early stages. The Company intends to contest the certification of a class in this litigation and to defend vigorously against all of the plaintiffs' allegations.

    On August 17, 1990, the Superior Court for Alameda County, California approved the settlement of a class action suit filed against the Company. The suit was consolidated under the title MARKET FRANCHISE CASES (Jud. Council Dkt. No. 387). The plaintiff class consisted of all persons who owned 7-Eleven franchises in California at any time from May 24, 1973, to June 15, 1990. To date, the Company has made settlement payments and credits (including attorneys' fees and litigation expenses awarded to class counsel) totalling $16.5 million. Class members' claims totalling less than $50,000 remain to be resolved. The Company expects to dispose of this litigation during 1994.

    The Company has previously reported the federal criminal investigations into bidding practices in the dairy industry in Texas, including the Company's former dairy operations. During 1993, the Company's counsel was notified by the Antitrust Division of the Department of Justice that, with respect to bidding practices on school milk contracts in Texas, no action will be taken against the Company. The Company believes that this concludes all matters related to the Texas Dairy Grand Jury investigation into the Company's former dairy divisions' activities.

    As previously reported, litigation is pending between the Company and The Circle K Corporation ("Circle K") relating to the 1988 Asset Purchase Agreement pursuant to which Circle K acquired certain assets from the Company. On March 14, 1994, the Company and Circle K entered into a settlement agreement, which is subject to the entry by the bankruptcy court in Circle K's bankruptcy of a final non-appealable order approving the settlement, or the satisfactory resolution of any appeals brought with respect to the settlement.

    On June 11, 1993, the Company filed a lawsuit in the United States District Court for the Northern District of Texas, Dallas Division, against Occidental Petroleum Corporation and OXY Oil and Gas USA, Inc. ("OXY"), seeking damages pursuant to contractual indemnification provisions for present and future expenses that have been incurred (or are anticipated) by the Company associated with pre-existing environmental conditions at Quik Mart locations which the Company acquired from OXY in 1983. The lawsuit is in the early stages of discovery and the Company expects to diligently prosecute its claim.

    On November 3, 1993, a jury sitting in the Hammond Division of the United States District Court of the Northern District of Indiana returned a verdict in favor of Glen, Janice, Robert and Jeremy Heacock against the Company and Citgo Petroleum Corporation for $1.5 million based on the plaintiffs' claims of property damage and personal injury due to environmental conditions at one of the Company's locations in Griffin, Indiana. The Company has filed a motion with the trial court to attempt to reduce and/or overturn the verdict and plans to vigorously appeal the verdict should the lower court deny its motion.

    Information concerning other legal proceedings is incorporated herein from "Environmental Matters," pages 16 through 18 above.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of security holders during the fourth quarter of 1993.

                                      PART II


Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

    The Company's Common Stock, $.0001 par value per share, is the only class of common equity of the Company and represents the only voting securities of the Company. There are 409,922,935 shares of Common Stock issued and outstanding and, as of March 4, 1994, there were 3,130 record holders of the Common Stock. The Company's Common Stock is traded on the NASDAQ Small-Cap Market.


                                   PRICE RANGE
                   --------------------------------------------
QUARTERS                  BID                     ASK
                   ------------------    ----------------------
1992 (a)             HIGH      LOW        HIGH           LOW
- ---------          --------  --------    -------      ---------

FIRST              $2 3/8    $1 11/16    $2 1/2        $1 13/16
SECOND              2 1/32    1 1/4       2 3/32        1 5/16
THIRD               4 3/16    1 1/4       4 7/32        1 7/16
FOURTH              3 11/16   2 13/16     3 3/4         2 27/32


                                   PRICE RANGE
                   --------------------------------------------
QUARTERS                  BID                     ASK
                   ------------------     ---------------------
1993 (a)             HIGH      LOW        HIGH           LOW
- ---------          --------  --------    -------      ---------


FIRST              $3 1/2    $2 31/32    $3 9/16       $3 1/16
SECOND              5 1/2     3 1/2       5 19/32       3 9/16
THIRD               6 1/16    4 1/4       6 1/8         4 3/8
FOURTH              7 5/8     5 5/16      7 11/16       5 3/8


(a) These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

    The indentures governing the Company's outstanding debt securities do not permit the payment of cash dividends except in limited circumstances. The Credit Agreement also restricts the Company's ability to pay cash dividends on the Common Stock.

    Under Texas law, cash dividends may only be paid (a) out of the surplus of a corporation, which is defined as the excess of the total value of the corporation's assets over the sum of its debt, the par value of its stock and the consideration fixed by the corporation's board of directors for stock without par value, and (b) only if, after giving effect thereto, the corporation would not be insolvent, which is defined to mean the inability of a corporation to pay its debts as they become due in the usual course. Surplus may be determined by a corporation's board of directors by, among other things, the corporation's financial statements or by a fair valuation or information from any other method that is reasonable in the circumstances. No assurances can be given that the Company will have sufficient surplus to pay any cash dividends even if the payment thereof is not otherwise restricted.

 Item 6.  SELECTED FINANCIAL DATA.



                   THE SOUTHLAND CORPORATION AND SUBSIDIARIES

                             SELECTED FINANCIAL DATA



                                                                           Years Ended December 31
                                                     -------------------------------------------------------------------
                                                       1993           1992           1991          1990           1989
                                                      ------         ------         ------        ------         ------
                                                               (Dollars in Millions, Except Per-Share Data)
Net sales. . . . . . . . . . . . . . . . . . . ..    $6,744.3       $7,425.8       $8,009.5      $8,347.7       $8,274.9
Other income . . . . . . . . . . . . . . . . . .         69.9           73.6  (c)      73.8 (c)      60.1 (c)       43.9  (c)
Total revenues . . . . . . . . . . . . . . . . ..     6,814.2        7,499.4        8,083.3       8,407.8        8,318.8
LIFO charge (credit) . . . . . . . . . . . . . ..        (8.7)           1.5           (7.2)         27.9            2.8
Depreciation and amortization. . . . . . . . . .        154.4          180.3          200.1         227.6          276.7
Interest expense . . . . . . . . . . . . . . . ..        94.6   (a)    123.6  (a)     189.3 (a)     459.5          572.2
Loss from continuing operations before
  income taxes . . . . . . . . . . . . . . . . ..        (2.6)        (119.9) (d)     (66.3)       (430.0) (f)  (1,332.3) (h)
Income taxes (benefit) . . . . . . . . . . . . ..         8.7           11.5            8.0        (128.5)         (12.0)
Loss from continuing operations. . . . . . . . .        (11.3)        (131.4)         (74.3)       (301.5)      (1,320.3)

Loss before extraordinary items and
  cumulative effect of accounting changes. . . .        (11.3)        (131.4)         (74.3)       (301.5)      (1,250.9)  (i)
Net earnings (loss). . . . . . . . . . . . . . .         71.2   (b)   (131.4)          82.5  (e)   (276.6) (g)  (1,306.9)  (j)
Earnings (loss) per common share
  (primary and fully diluted):
    From continuing operations . . . . . . . . .        (0.03)         (0.32)         (0.22)       (15.14)        (65.41)
    Before extraordinary items and
     cumulative effect of accounting
     changes . . . . . . . . . . . . . . . . . ..       (0.03)         (0.32)         (0.22)       (15.14)        (62.02)
    Net earnings (loss) applicable to
     common shares . . . . . . . . . . . . . . . .       0.17          (0.32)          0.24        (13.93)        (64.76)
Total assets . . . . . . . . . . . . . . . . . .      1,998.7        2,044.8        2,607.7       2,813.6        3,445.8
Long-term debt,including current portion . . . .      2,419.9   (a)  2,560.4  (a)   3,037.1  (a)  3,705.2        4,149.5
Redeemable preferred stock . . . . . . . . . . ..           -              -              -         148.5          139.7

- -------------------------------
(a) The Restructured Debt Securities are accounted for in accordance with SFAS No. 15 as explained in Note 9 to Consolidated Financial Statements.
(b) Net earnings include an extraordinary gain of $98,968,000 on debt redemption and a charge for the cumulative effect of an accounting change for postemployment benefits of $16,537,000 as explained in Notes 9 and 13 to Consolidated Financial Statements, respectively.
(c) Gains and losses on the sale of property, plant and equipment are presented in selling, general and administrative expenses in conformity with the 1993 presentation.
(d) Loss from continuing operations before income taxes includes a $45,000,000 loss on the sale and closing of the distribution and food centers as explained in Note 6 to Consolidated Financial Statements.
(e) Net earnings include an extraordinary gain on debt restructuring of $156,824,000 as explained in Note 9 to Consolidated Financial Statements.
(f) Loss from continuing operations before income taxes reflects a loss of $41,000,000 on Cityplace assets sold.
(g) Net loss includes an extraordinary tax benefit from utilization of net operating loss carryforwards of $52,040,000 and a charge for the cumulative effect of an accounting change for postretirement benefits expense of $27,163,000.
(h) Loss from continuing operations before income taxes reflects the write-off of $946,974,000 of excess of cost over fair value of net assets acquired.
(i) Loss before extraordinary items and cumulative effect of accounting change includes earnings from a discontinued operation (Citgo) of $69,410,000.
(j) Net loss includes an extraordinary charge of $56,047,000 resulting from a debt exchange.

 Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

    The Company's net earnings for 1993 were $71.2 million ($.17 per share) compared to a net loss of $131.4 million (-$.32 per share) for 1992. Both years' results included a number of special or unusual gains and losses, and those items recorded in 1993 include among other things:

    - an extraordinary gain of $99.0 million, from redemption of the Company's 12% Senior Notes ("12% Notes"), which were refinanced in August 1993;
    -    a $48.2 million loss for store closings and dispositions of properties;
    - a $16.5 million charge for the cumulative effect of an accounting change for postemployment benefits as required by Statement of Financial Accounting Standards ("SFAS") No. 112;
    - a loss of $10.8 million for the disposition of Citijet, a fixed-base operation at Dallas Love Field Airport; and
    -    a $7.2 million charge for severance and related costs.

    The Company's net loss in 1992 included:

    - a one-time $45 million pretax loss on the sale and closing of the Company's distribution and food processing centers;
    - a $44.3 million loss (determined in accordance with 1993 methodology) for store closings and dispositions of properties; and
    -    a $17.5 million charge for severance and related costs.

LIQUIDITY AND CAPITAL RESOURCES

    On August 30, 1993, the Company redeemed its 12% Notes due on December 15, 1996, at par value plus accrued interest. The 12% Notes, which had an outstanding face value of $250.6 million, were refinanced with working capital and an additional $150 million term loan under the existing senior bank credit agreement (the "Credit Agreement"). The additional loan has a three-year term with no required principal payments until its maturity, and a floating interest rate of LIBOR plus 2.5%. As part of the refinancing, the Company amended the Credit Agreement to permit the redemption, and to modify and extend existing financial covenants through August 1996.

    The Company recognized a one-time non-cash extraordinary gain of $99.0 million on the redemption of the 12% Notes in the third quarter of 1993.
Because Southland is required to account for its public debt issued in the 1991 restructuring in accordance with SFAS No. 15, the liability recorded on the balance sheet for that debt includes all future undiscounted cash payments, both principal and interest. At their redemption, the book value of the 12% Notes was $355.8 million, of which approximately $99.0 million related to future SFAS No. 15 interest payments. As a result of the refinancing, at current interest rates the Company expects to save up to $18 million in annual cash interest payments. However, since interest on the additional term loan is not subject to SFAS No. 15 treatment, it will be expensed and, therefore, at current interest rates the Company's reported interest expense will increase by an estimated $13 million per year.

     The Company believes that it will have adequate liquidity going forward from its $400 million commercial paper facility (guaranteed by Ito Yokado Co., Ltd.) and from its revolving credit facility under the Credit Agreement ("the Revolver"), which, respectively, had outstanding balances of $391.2 million and $15.0 million on December 31, 1993, and from its operating cash flow. The Company's cash availability from the Revolver is limited to $25 million until $375 million of commercial paper is outstanding, and thereafter to the lesser of $150 million or the difference between $275 million and the amount of letters of credit outstanding. As of December 31, 1993, outstanding letters of credit totaled $116.7 million.

    The Credit Agreement contains numerous financial and operating covenants requiring, among other things, the maintenance of certain financial ratios, including cash interest coverage, fixed charge coverage, total debt ratio and senior indebtedness to subordinated indebtedness. The covenant levels established by the Credit Agreement generally require a continuing improvement in the Company's financial condition. In addition, the Credit Agreement requires the attainment of certain levels of EBITDA (defined in the Credit Agreement as earnings before interest income and expense, income taxes, depreciation and amortization, the monetized royalty income from the Company's area licensee in Japan (see Note 9 of "Notes to Consolidated Financial Statements"), certain other unusual income and expense items and certain other noncash items).

    For the period ended December 31, 1993, the Company was in compliance with all of the covenants required under the Credit Agreement. The Company complied with the principal financial covenants, which are calculated over the latest 12-month period, as follows: cash interest coverage (including the effect of the SFAS No. 15 interest payments) was 2.08 to 1.00, higher than the 1.65-to-1.00 minimum; fixed charge coverage was 1.34 to 1.00, higher than the 0.99-to-1.00 minimum; total debt ratio was 9.28 to 1.00, lower than the 12.28-to-1.00 maximum; senior indebtedness to subordinated indebtedness was 1.38 to 1.00, lower than the 1.58-to-1.00 maximum; and EBITDA was $264.6 million, higher than the $240.9 million minimum.

    The Credit Agreement also places limitations on the levels of allowable capital expenditures for the year. For the period ended December 31, 1993, the Company's capital expenditures (excluding for purposes of the calculation certain items as permitted under the Credit Agreement) were $192.3 million compared to the maximum allowed for the year of $247.5 million.

CASH FLOWS FROM OPERATING ACTIVITIES

    During 1993, net cash provided by operating activities was $232.1 million. This amount included cash flow from a $16.3 million reduction in inventories due principally to fewer operating stores and the reduction in cigarette and wholesale gasoline costs.

CASH FLOWS FROM INVESTING ACTIVITIES

    During 1993, net cash used in investing activities consisted primarily of payments of $195.1 million for property, plant and equipment, the majority of which was used for remodeling 1,430 stores, upgrading retail gasoline facilities, replacing equipment and enhancing underground storage tanks. The Company expects 1994 capital expenditures to be approximately $185 million, primarily to complete remodels started in 1993 and to remodel approximately 1,000 additional stores. The 1994 average per-store capital expenditures and associated upfront expenses will be reduced compared to 1993.

    The Company anticipates that it will spend approximately $18 million in 1994 on capital improvements required to comply with environmental regulations relating to gasoline storage tank systems at store locations and approximately an additional $17 million on such capital improvements from 1995 through 1997.

    Additionally, the Company accrues for the anticipated future costs of environmental clean-up activities (consisting of contamination assessment and remediation) relating to detected releases of regulated substances at its existing and previously operated sites at which gasoline was sold (including store sites and other facilities that have been sold by the Company). The Company expects that it will be required to spend approximately $60 million during the next five years to undertake such activities. This estimate is based on the Company's prior experience with gasoline sites and its analysis of such factors as the age of the tanks, location of tank sites and its experience with contractors who perform contamination assessment and remedial work. However, the Company is eligible to receive reimbursement for a large portion of these remediation costs under state reimbursement programs.

    At December 31, 1993, the Company's accrued liability for sites where releases have been detected was $59,153,000. The Company has recorded a receivable of $57,532,000 (net of an allowance of $12,529,000) for the estimated probable state reimbursements. The estimated future remediation expenditures and related state reimbursement amounts could change as governmental requirements and state reimbursement programs change in future years.

    The Company anticipates that substantially all of the future remediation costs for sites with detected releases of regulated substances at December 31, 1993, will be incurred within the next five years. There is no assurance of the timing of the receipt of state reimbursement funds. However, based on the Company's experience, the Company expects to receive state reimbursement funds within one to three years after incurring eligible remediation expenses, assuming that the state administrative procedures for processing such reimbursements have been fully developed.

    In December 1988, the Company closed its chemical manufacturing facility in New Jersey. As a result, the Company is required to conduct environmental remediation at the facility and has accrued a liability for this purpose. The Company has submitted a clean-up plan to the New Jersey Department of Environmental Protection and Energy (the "State"), which provides for remediation at the site as well as continued groundwater monitoring for a number of years. While the Company has received initial comments from the State, a final clean-up plan has not been determined. At December 31, 1993, the Company adjusted its accrued liability to $38,879,000, its best estimate of the clean-up costs.

    In 1991, the Company entered into a settlement agreement with a large chemical company that formerly owned the chemical manufacturing facility. Under the settlement agreement, the former owner agreed to pay a substantial portion of the clean-up costs described above. The Company has recorded a receivable of $22,800,000 at December 31, 1993, representing the former owner's portion of the accrued clean-up costs.

     None of the amounts related to environmental liabilities have been discounted.

    In November 1992, the McLane Company, Inc. ("McLane"), acquired certain of the Company's distribution and food center assets. In addition, Southland ceased operations in December 1992 at its distribution and food centers in Orlando, Florida, and Tyler, Texas, and in April 1993 at Champaign, Illinois. The Company sold its facility in Orlando in November 1993, and is in the process of selling its facility in Tyler in 1994. It has sublet and, in December 1994, will sell its facility in Champaign. These transactions did not have a material impact on 1993 earnings, since they were included in the $45 million loss recognized in 1992 resulting from the sale to McLane and related plant closings. During 1993, the Company benefitted from lower cost of products purchased under the supply agreement entered into with McLane. In addition to the $141.8 million in gross proceeds received from the above-mentioned transactions in 1992, $44.9 million of cash was received in 1993 primarily from the sale of inventories to McLane.

    In 1993, the Company disposed of its last non-convenience-retailing business, the Citijet fixed-base operation at Dallas Love Field Airport, and recognized a loss of $10.8 million on the transaction.

CASH FLOWS FROM FINANCING ACTIVITIES

    In August, the Company redeemed $250.6 million face amount of its 12% Notes and paid $6.2 million of SFAS No. 15 interest payable on those Notes from the prior interest payment date to the date of redemption. The redemption was financed with working capital and an additional $150 million term loan (see Liquidity and Capital Resources section). Including the above-mentioned payment, in 1993 the Company paid $56.5 million of interest on all of its public debt subject to SFAS No. 15. During 1993, the Company repaid $96.1 million on certain secured indebtedness, consisting primarily of $58.9 million on the senior term loan under the Credit Agreement (the "Term Loan").

RESULTS OF OPERATIONS-TWELVE MONTHS ENDED DECEMBER 31, 1993

    The Company recorded net sales of $6.74 billion for the year ended December 31, 1993, compared to net sales of $7.43 billion in 1992. The decline is primarily due to approximately 380 fewer convenience stores in 1993, the late-1992 disposition of the Company's distribution and food center assets, which contributed $269 million in outside sales in 1992, and cigarette price reductions on certain premium brands associated with manufacturers' cost reductions. Same-store (stores open more than one year) merchandise sales decreased 2.7% in 1993, compared to a decrease of 3.9% in 1992, before adjusting for the effects of inflation in both years. Without the estimated deflationary effect of cigarette price decreases in the second half of 1993, same-store sales for the twelve months of 1993 would have decreased 1.3%, and for the last six months of 1993 would have been flat compared to 1992. 7-Eleven experienced an annualized inflation rate of 2.2% in 1993, compared to 1.9% in 1992.
Merchandise sales adjusted for inflation have declined since early 1989 because of competitive pressures and the recession, as well as the Company's strategic decision in 1992 to reduce discounting and promotional activities in favor of an everyday-fair-price strategy. However, this negative trend began to reverse in 1993 and showed improvement over the course of the year.

     Gasoline sales per store increased 9.1% in 1993 due to per-store volume improvement of 11.1%, reflecting favorable market conditions as well as the impact of several successful business strategies: ongoing remodeling to enhance the appeal and convenience of the Company's gas facilities; promoting the high quality of 7-Eleven's CITGO-brand gasoline; managing gasoline prices, inventories and product mix on a by-store basis; and the closing of low-volume locations.

    Other income of $69.9 million in 1993 consisted primarily of royalties from area licensees, principally Seven-Eleven Japan Co., Ltd.

    Consolidated gross profits were $1.57 billion for 1993, $32.4 million below 1992, reflecting lower merchandise gross profits because of fewer stores, and lower same-store merchandise sales. However, merchandise gross profit margins increased 1.16 percentage points over 1992 levels because of the Company's everyday-fair-price strategy that minimizes discounting and promotional activities, lower cigarette costs in the second half of the year, and lower cost of products under its supply agreement with McLane. As a result, merchandise gross profits per store were up 2.2% in 1993 compared to 1992, since the increased margins more than offset the per-store sales decline. This was the highest per-store merchandise gross profit increase in over three years and represents a consistent trend of increases over the last ten months of the year, compared to 1992. Gross profit on retail gasoline sales was 13.9 cents per gallon in 1993, an increase of 2 cents compared to 1992 due to favorable market conditions and the positive impact of capital expenditure programs. As a result of the gasoline sales and margin improvement, per-store gasoline gross profits for 1993 were 29.8% higher than in 1992. (Except where noted, all per-store numbers above refer to an average of all stores rather than only stores open a year or more).

    Since 1992, the Company has adopted a more customer-driven approach to merchandising, intended to greatly expand and improve the quality and variety of 7-Eleven's product selection through improved ordering, consistently phasing out slow-selling items and aggressively introducing new products in the early stages of their life cycle. The new merchandising process was begun in 1992, its usage was expanded in 1993, and the Company expects to improve its implementation further in 1994. Since 1992, this new process has resulted in improved sales and profits in those stores that are applying it to a significant number of major product categories. In addition, Southland continued to implement 7-Eleven's new retail pricing strategy to minimize discounting and promotions and instead charge a competitive everyday fair price on all items. As anticipated, this pricing strategy, together with fewer and shorter promotions, initially had a negative impact on those merchandise sales but has enhanced margins in 1993, which contributed to higher per-store merchandise gross profits. Going forward, 7-Eleven plans to migrate its everyday-fair-price strategy toward lower retail prices as the Company achieves lower product costs through strategic alliances with its suppliers.

    The Company is taking several other proactive steps that it believes will have a positive influence on per-store merchandise sales in 1994. These steps include continued closure of low-volume stores, a more efficient remodel process that will limit store downtime, minimize customer inconvenience and increase sales, especially during the prime selling season, and enhanced application of 7-Eleven merchandising processes. In addition, the usual uncontrollable factors such as weather, actions by competitors and inflation could affect these potential improvements. The Company's gasoline margins were at record levels during 1993, and while the Company continues to expect strong gasoline performance in 1994, it is unable to determine whether 1993 results will continue at the same levels.

    Selling, general and administrative expenses ("SG&A") decreased $77.1 million in 1993 compared to 1992. Most of this decrease in the SG&A expense amounts resulted primarily from the cost savings realized in 1993 from the reduction in force that began in the third quarter of 1992 and the effect of having approximately 380 fewer stores. However, due to the merchandise sales decline, the ratio of SG&A expenses to sales was 22.8% in 1993, an increase of
1.06 percentage points over 1992 levels. In the fourth quarter of 1993, the Company incurred a charge of approximately $6.0 million for severance and related costs, due to an additional reduction in force of general and administrative personnel. The Company expects that the latest reorganization will result in approximately $15-20 million of savings beginning in 1994. In the fourth quarter of 1993, the Company also incurred a $42.8 million loss for store closings and dispositions of properties, compared to a loss of $30.7 million for those items in the same period last year. Using methodology adopted in 1993, both the 1993 and 1992 losses include anticipated and actual store closings, and dispositions of properties for those years.

    The Company's total interest expense decreased $29.1 million for the year compared to 1992, primarily due to favorable rates on the Term Loan and greater use of commercial paper. Going forward, the Company expects its reported interest expense to increase due to the refinancing of the 12% Notes (see
Liquidity and Capital Resources section).   The weighted average interest rate
on the Company's floating rate debt was 4.52% for 1993.

    As a result of the operating and non-operating improvements described above, the Company recorded net earnings of $71.2 million in 1993 compared to a loss of
$131.4 million during 1992.   The comparisons include an extraordinary item and
several special or unusual items (see Introduction section). Earnings per common share for 1993, both primary and fully diluted, were $.17. Before the extraordinary gain and cumulative effect of a required accounting change, the Company had a loss per common share, both primary and fully diluted, of $.03.

    The Company believes that continued improvement and implementation of the 7-Eleven business concept, including its more customer-focused merchandising programs, a more efficient remodel process, lower interest expense and reductions in cost of goods and overhead expense, is improving its ability to compete more effectively and will contribute to improved results for 7-Eleven in 1994.

RESULTS OF OPERATIONS - TWELVE MONTHS ENDED DECEMBER 31, 1992*

    The Company recorded net sales of $7.43 billion for the year ended December 31, 1992, compared to net sales of $8.01 billion in 1991. The decline was primarily due to an average of about 260 fewer convenience stores, lower outside sales by the distribution and food centers (which were included

* Certain items herein have been reclassified to conform to the 1993 presentation.

 for only eight months in 1992), and lower same-store merchandise sales. Convenience store sales accounted for 96.3% of net sales in 1992. Same-store merchandise sales decreased 3.9% in 1992 while 7-Eleven experienced an annualized inflation rate of 1.9%, resulting in negative real growth of 5.6%. 7-Eleven has experienced negative real growth in merchandise sales since early 1989 because of competitive pressures and the recession, and more recently due to a strategic decision to reduce discounting and promotional activities in favor of an everyday-fair-price strategy. Gasoline sales per store increased 6.5% in 1992, due to upgraded gasoline facilities, the continued improvement in gasoline inventory and price management, and the effect of closing certain low-volume locations.

    Other income of $73.6 million in 1992 consisted primarily of royalties from area licensees, principally Seven-Eleven Japan Co., Ltd., and interest income.

    The Company's consolidated gross margin (gross profit divided by sales) was 21.6%. The convenience stores' merchandise gross margin increased 0.75 percentage points in 1992 compared to 1991, primarily due to a reduction in discounting and promotional activities, a key part of the Company's merchandising strategy. For the year, merchandise gross profits per store were down slightly from 1991 due to the reduction in per-store merchandise sales, which offset the increased margins. Gross profit on retail gasoline sales was
11.9 cents per gallon in 1992, an increase of 2.0 cents when compared to 1991. Per-store gallonage increased 6.3% over 1991 levels, due to the effect of closing certain low-volume locations, capital expenditure programs begun in 1991 and favorable market conditions. (Except where noted, all per-store numbers above refer to an average of all stores rather than only stores open a year or more).

    SG&A increased $22.7 million in 1992. The ratio of SG&A expenses to sales was 21.8% for the year, an increase of 1.87 percentage points compared to 1991. The increase primarily reflects lower sales and higher expenses associated with implementing the Company's business plan, including a $17.5 million expense for severance and related costs of a reduction in force, and a $44.3 million loss for store closings and dispositions of properties. A cost-cutting program, which began in the third quarter and was designed to control future SG&A expense, was part of an ongoing company wide effort to centralize and consolidate various stores' support functions, improve communications and the Company's ability to respond faster and more creatively to rapidly changing customer needs and preferences. The reduction in force resulted in approximately $9.1 million of savings from reduced salaries and wages in 1992, and the Company anticipated that 1993 cost savings from that action would be approximately $50 million.

    In 1992, the Company adopted a more customer-driven approach to merchandising, intended to greatly expand and improve the quality and variety of 7-Eleven's product selection by phasing out slow-selling items and aggressively introducing high-turnover items and new products in the early stages of their life cycle. The new merchandising process was implemented, to varying extents, in most 7-Eleven stores by December 31, 1992. During 1992, Southland also implemented a new retail pricing strategy to reduce certain prices, minimize discounting and promotions and instead charge an everyday fair price, which was somewhat higher than supermarket prices, to reflect the value of convenience. As anticipated, this pricing strategy, together with fewer and shorter promotions, initially had a negative impact on merchandise sales, but was enhancing margins and expected to improve them further over the long term.

    The upfront cost of introducing new programs, combined with soft economic conditions, caused the Company's 1992 operating earnings for the year to decline compared to those experienced in 1991. However, the Company experienced improved operating results in the fourth quarter compared to the same period in 1991.

    The Company's total interest expense decreased $65.6 million in 1992 compared to 1991, primarily due to declining interest rates on the Term Loan and lower Term Loan balances. In 1992, the weighted average interest rate of the Company's floating rate debt was 6.56%. Going forward, the Company expected its interest expense to decline further due to lower average debt balances and the use of commercial paper at favorable rates. Given the Company's high percentage of fixed rate debt, in December 1991 the banks eliminated the hedging requirement from the Credit Agreement, and as of December 31, 1992, the Company had no interest rate hedges outstanding.

    The business plan described above resulted in nonrecurring charges that obscured gradually improving operating performance. The Company recorded a net loss of $131.4 million for the year ended December 31, 1992, which included a $17.5 million provision for severance and related costs, as well as a $44.3 million loss for store closings and dispositions of properties, and a $45 million loss on the sale and closing of the distribution and food centers. This compared to net earnings of $82.5 million for the same period in 1991, which included an extraordinary gain on the debt restructuring of $156.8 million. Losses per common share for 1992, both primary and fully diluted, were $.32.

RESULTS OF OPERATIONS - TWELVE MONTHS ENDED DECEMBER 31, 1991*

    The Company recorded net sales of $8.0 billion for the year ended December 31, 1991, versus $8.3 billion in 1990. The decline was primarily due to fewer convenience stores, lower retail gasoline prices and the phasing out of outside foodservice business at the distribution centers. Convenience store sales of $7.5 billion accounted for 94% of net sales. Same-store merchandise sales increased .26% in 1991 while 7-Eleven experienced an annualized inflation rate of 2.8% for the same period, resulting in negative real growth of 2.5%. Gasoline sales per store decreased 3.2% due primarily to lower average retail prices.

    Other income of $73.8 million in 1991 consisted primarily of royalties from area licensees and interest income.

    The Company's consolidated gross margin was 20.68% in 1991. The convenience stores' merchandise gross margin decreased 0.49 percentage points due to the recession and competitive pressures. Gross profit on retail gasoline sales decreased to 9.9 cents per gallon in 1991 from 11.6 cents in 1990 due primarily to unusually aggressive pricing by integrated oil

* Certain items herein have been reclassified to conform to the 1993 presentation.

companies. Gallonage on a per-store basis remained virtually flat, despite an approximate 4% decline in overall U.S. consumption, mostly as a result of successful marketing efforts.

    Selling, general and administrative expenses decreased $69.2 million in 1991. The decline for the year was primarily attributed to $20.2 million less in Restructuring expenses and approximately $23 million in ongoing savings associated with certain cost-reduction measures. As a result, the ratio of selling, general and administrative expenses to sales was 19.9%, a decrease of .02 percentage points from the same period in 1990.

    In 1991, the Company began some important marketing tests and implementation of inventory management processes aimed at emphasizing item-by-item tracking of merchandise at each store to eliminate slow-moving merchandise and introduce new, faster-moving items.

    Although the Company's merchandise sales increased on a per-store basis during 1991, these increases did not compensate for the decrease in merchandise margins that resulted from the effects of the recession and competitive pressures. As a result of the then-current economic outlook, intense competition, significantly lower-than-anticipated capital expenditures in 1991 and implementation of new programs, the Company expected its operating results to decline further in 1992.

    The Company's total interest expense decreased $270.2 million during 1991, which included $231.3 million in interest on the Company's public debt securities that were outstanding prior to the Restructuring (the "Old Debt Securities"), primarily due to the effects of the Restructuring. The Company stopped accruing interest on the Old Debt Securities at the time it filed bankruptcy. In addition, as required by SFAS No. 15, the related interest payments on the debt securities issued as part of the Restructuring were not being charged to interest expense, but rather were charged against their recorded amounts. Additional factors included lower Term Loan balances, declining interest rates on the Term Loan and the absence of borrowings under the Credit Agreement's revolving credit facility after consummation of the Restructuring. As a result of the above factors, the Company's reported interest expense was expected to be significantly reduced in the future.

    At December 31, 1991, approximately 53% of the Company's bank term debt was hedged against future interest rate increases. In 1991, the weighted average interest rate of the Company's Term Loan indebtedness under the Credit Agreement, including the cost of hedging and interest swaps, was 11.5%. The net cost of hedging was $8.4 million higher than interest expense would have been without hedging.

    In accordance with SFAS No. 15, the Company recognized a gain on the Restructuring of $156.8 million for the twelve months ended December 31, 1991. In addition, shareholders' equity increased by $127.8 million due to the exchange of Redeemable Preferred Stock for Common Stock associated with the Restructuring.

    As a result of the factors described above, and a foreign tax expense of $8.0 million, the Company's net earnings for the year ended December 31, 1991, were $82.5 million.

     Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.




                   THE SOUTHLAND CORPORATION AND SUBSIDIARIES


                   Consolidated Financial Statements for the
                  Years Ended December 31, 1993, 1992 and 1991

                   THE SOUTHLAND CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1993 AND 1992
                 (Dollars in Thousands, Except Per-Share Data)


- -----------------------------------------------------------------------------------------------
                                                                          1993           1992
                                                                          ----           ----
ASSETS

   CURRENT ASSETS:
      Cash and cash equivalents                                      $    13,486    $     1,804
      Accounts and notes receivable                                       90,934        131,350
      Inventories                                                        109,363        125,710
      Other current assets                                                31,954         35,577
      Assets held for sale                                                    --         34,309
                                                                     -----------    -----------
               Total current assets                                      245,737        328,750

   PROPERTY, PLANT AND EQUIPMENT                                       1,337,586      1,356,163

   OTHER ASSETS                                                          415,422        359,904
                                                                     -----------    -----------
                                                                     $ 1,998,745    $ 2,044,817
                                                                     -----------    -----------
                                                                     -----------    -----------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

   CURRENT LIABILITIES:
      Trade accounts payable                                         $   196,026    $   197,631
      Other liabilities and accrued expenses                             347,563        342,984
      Commercial paper                                                    41,220         71,866
      Long-term debt due within one year                                 149,503        152,515
                                                                     -----------    -----------

               Total current liabilities                                 734,312        764,996

   DEFERRED CREDITS AND OTHER LIABILITIES                                242,426        190,652

   LONG-TERM DEBT                                                      2,270,357      2,407,928

   COMMITMENTS AND CONTINGENCIES

   SHAREHOLDERS' EQUITY(DEFICIT):

      Common stock, $.0001 par value; 1,000,000,000 shares
        authorized; 409,922,935 and 410,022,481 shares issued
        and outstanding                                                       41             41

      Additional capital                                                 625,574        625,724

      Accumulated deficit                                             (1,873,965)    (1,944,524)
                                                                     -----------    -----------

               Total shareholders' equity (deficit)                   (1,248,350)    (1,318,759)
                                                                     -----------    -----------

                                                                     $ 1,998,745    $ 2,044,817
                                                                     -----------    -----------
                                                                     -----------    -----------




                 See notes to consolidated financial statements.

                   THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                 (Dollars in Thousands, Except Per-Share Data)


- --------------------------------------------------------------------------------------------------------------
                                                                         1993           1992           1991
                                                                         ----           ----           ----
REVENUES:

   Net sales (including $962,955, $986,962 and $954,027
     in excise taxes)                                                 $6,744,333     $7,425,844     $8,009,507

   Other income                                                           69,902         73,570         73,808
                                                                      ----------     ----------     ----------
                                                                       6,814,235      7,499,414      8,083,315

COST OF GOODS SOLD AND EXPENSES:

   Cost of goods sold                                                  5,171,806      5,820,817      6,352,855

   Selling, general and administrative expenses                        1,538,719      1,615,799      1,593,107

   Loss on sale and closing of distribution and food centers                  --         45,000             --

   Interest expense                                                       94,559        123,647        189,290

   Contributions to Employees' Savings and Profit Sharing Plan            11,731         14,100         14,411
                                                                      ----------     ----------     ----------
                                                                       6,816,815      7,619,363      8,149,663
                                                                      ----------     ----------     ----------

LOSS BEFORE INCOME TAXES, EXTRAORDINARY
    ITEMS AND CUMULATIVE EFFECT OF ACCOUNTING
    CHANGE                                                                (2,580)      (119,949)       (66,348)

INCOME TAXES                                                               8,700         11,500          8,000
                                                                      ----------     ----------     ----------

LOSS BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE
    EFFECT OF ACCOUNTING CHANGE                                          (11,280)      (131,449)       (74,348)

EXTRAORDINARY ITEMS:

   Gain on debt redemption                                                98,968             --             --

   Gain on debt restructuring                                                 --             --        156,824
                                                                      ----------     ----------     ----------

               Total extraordinary items                                  98,968             --        156,824

CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR
    POSTEMPLOYMENT BENEFITS                                              (16,537)            --             --
                                                                      ----------     ----------     ----------

NET EARNINGS (LOSS)                                                      $71,151      $(131,449)       $82,476
                                                                      ----------     ----------     ----------
                                                                      ----------     ----------     ----------

EARNINGS (LOSS) PER COMMON SHARE (PRIMARY AND FULLY DILUTED):

   Before extraordinary items and cumulative effect of
    accounting change                                                      $(.03)         $(.32)         $(.22)

   Extraordinary items                                                       .24             --            .46

   Cumulative effect of accounting change                                   (.04)            --             --
                                                                           -----          -----          -----
   Net earnings (loss)                                                      $.17          $(.32)          $.24
                                                                           -----          -----          -----




                 See notes to consolidated financial statements.

                   THE SOUTHLAND CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                  (Dollars in Thousands, Except Share Amounts)


                                                               COMMON STOCK                                               TOTAL
                                                        --------------------------   ADDITIONAL     ACCUMULATED       SHAREHOLDERS'
                                                          SHARES          AMOUNT       CAPITAL        DEFICIT        EQUITY(DEFICIT)
- ------------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1991                                  20,480,844          $2      $20,364      $(2,018,926)        $(1,998,560)

  Net earnings                                                    --          --           --           82,476              82,476
  Shares issued related to Restructuring                 389,541,637          39      584,474               --             584,513
  Costs associated with issuance of common
    stock                                                         --          --       (5,250)              --              (5,250)
  Cancellation of redeemable preferred stock
    in Restructuring                                              --          --           --          127,788             127,788
  Foreign currency translation adjustments                        --          --           --           (1,250)             (1,250)
- ------------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1991                               410,022,481          41      599,588       (1,809,912)         (1,210,283)

  Net loss                                                        --          --           --         (131,449)           (131,449)
  Adjustment for redeemable common stock purchase
    warrants                                                      --          --       26,136               --              26,136
  Foreign currency translation adjustments                        --          --           --           (3,163)             (3,163)
- ------------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1992                               410,022,481          41      625,724       (1,944,524)         (1,318,759)

  Net earnings                                                    --          --           --           71,151              71,151
  Cancellation of shares                                     (99,546)         --         (150)             112                 (38)
  Foreign currency translation adjustments                        --          --           --             (704)               (704)
- ------------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1993                               409,922,935         $41     $625,574      $(1,873,965)        $(1,248,350)
                                                         -----------         ---     --------      -----------         -----------
                                                         -----------         ---     --------      -----------         -----------




                 See notes to consolidated financial statements.

                   THE SOUTHLAND CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (Dollars in Thousands)


- ------------------------------------------------------------------------------------------------------------------------
                                                                               1993             1992             1991
                                                                               ----             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                                      $    71,151      $  (131,449)     $    82,476
  Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
    Extraordinary gain on debt redemption                                      (98,968)              --               --
    Extraordinary gain on debt restructuring                                        --               --         (156,824)
    Cumulative effect of accounting change for postemployment benefits          16,537               --               --
    Depreciation and amortization of property, plant and equipment             134,920          160,502          179,855
    Other amortization                                                          19,430           19,778           20,289
    Noncash interest expense                                                     8,497           12,429           17,508
    Other noncash expense                                                        3,393            4,874            8,167
    Net loss on property, plant and equipment                                   48,017           46,064           19,745
    Loss on sale and closing of distribution and food centers                       --           45,000               --
    Decrease in accounts and notes receivable                                   24,937            5,190           35,112
    Decrease in inventories                                                     16,347           12,252           74,541
    Decrease (increase) in other assets                                          3,344            6,052          (36,908)
    Decrease in trade accounts payable and other liabilities                   (15,528)          (8,102)         (96,796)
                                                                           -----------      -----------      -----------
          Net cash provided by operating activities                            232,077          172,590          147,165

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchase of property, plant and equipment                      (195,146)         (88,575)         (69,873)
  Proceeds from sale of property, plant and equipment                           22,809           15,827           16,015
  Net currency exchange principal transactions                                  (8,894)          (6,635)          (4,353)
  Payments on notes from sales of real estate                                    1,152            1,317            1,174
  Cash received from (paid for) other investments                                3,830              822           (1,290)
  Cash utilized by distribution and food center assets                         (17,739)         (54,020)              --
  Proceeds from sale of distribution and food center assets                     44,889          141,793               --
                                                                           -----------      -----------      -----------
          Net cash (used in) provided by investing activities                 (149,099)          10,529          (58,327)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from commercial paper and revolving credit facilities             4,111,500        2,007,239          478,955
  Payments under commercial paper and revolving credit facilities           (3,927,234)      (1,785,717)        (546,070)
  Proceeds from issuance of long-term debt                                     150,000               --               --
  Principal payments under long-term debt agreements                          (403,125)        (624,527)        (333,009)
  Proceeds from issuance of stock                                                   --               --          430,011
  Debt issuance costs                                                           (2,437)          (5,329)              --
                                                                           -----------      -----------      -----------
          Net cash (used in) provided by financing activities                  (71,296)        (408,334)          29,887
                                                                           -----------      -----------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            11,682         (225,215)         118,725

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   1,804          227,019          108,294
                                                                           -----------      -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $    13,486      $     1,804      $   227,019
                                                                           -----------      -----------      -----------
                                                                           -----------      -----------      -----------
RELATED DISCLOSURES FOR CASH FLOW REPORTING:

  Interest paid, excluding SFAS15 Interest                                 $   (87,631)     $  (116,931)     $  (171,048)
                                                                           -----------      -----------      -----------
                                                                           -----------      -----------      -----------
  Net income taxes (paid) refunded                                         $    (2,036)     $     8,368      $   (20,350)
                                                                           -----------      -----------      -----------
                                                                           -----------      -----------      -----------




                 See notes to consolidated financial statements.

THE SOUTHLAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
- -------------------------------------------------------------------------------

1.   ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The Southland Corporation and subsidiaries ("the Company") is owned approximately 64% by IYG Holding Company, which is jointly owned by Ito-Yokado Co., Ltd. ("IY") and Seven-Eleven Japan Co., Ltd.("SEJ").

     The consolidated financial statements include the accounts of The Southland Corporation and its subsidiaries. Intercompany transactions and account balances are eliminated. Prior-year amounts have been reclassified to conform to current-year presentation, except for amounts related to contingencies, which are discussed in Note 14.

     The Company's net sales are comprised of sales of products and services. Net Sales and Cost of Goods Sold of stores operated by franchisees are consolidated with the results of Company-operated stores. Net sales of stores operated by franchisees are $2,810,270,000, $2,931,494,000 and $3,065,542,000 from 2,998, 3,011 and 3,045 stores for the years ended
     December 31, 1993, 1992 and 1991, respectively. Under the present franchise agreements, initial franchise fees are recognized in income currently and are generally calculated based upon gross profit experience for the store or market area. These fees cover certain costs including training, an allowance for travel, meals and lodging for the trainees and other costs relating to the franchising of the store.

     The gross profit of the franchise stores is split between the Company and its franchisees. The Company's share of the gross profit of franchise stores is its continuing franchise fee, generally ranging from 50% to 58% of the gross profit of the store, which is charged to the franchisee for the license to use the 7-Eleven operating system and trademarks, for the lease and use of the store premises and equipment, and for continuing services provided by the Company. These services include merchandising, advertising, recordkeeping, store audits, contractual indemnification, business counseling services, training seminars and preparation of financial statements. The gross profit earned by the Company's franchisees of $530,436,000, $539,835,000 and $543,144,000 for the years ended December
     31, 1993, 1992 and 1991, respectively, are included in the Consolidated Statements of Operations as Selling, General and Administrative Expenses.

     Sales by stores operated under domestic and foreign area license agreements are not included in consolidated revenues. All fees or royalties arising from such agreements are included in other income. Initial fees, which have been immaterial, are recognized when the services required under the agreements are performed.

     OTHER INCOME - Other income is primarily comprised of area license royalties and interest income. The area license royalties include amounts from area license agreements with SEJ of approximately $39,000,000, $37,000,000 and $34,000,000 for the years ended December 31, 1993, 1992 and
     1991, respectively.

     COST OF GOODS SOLD - Cost of goods sold includes buying and occupancy expenses.

      CASH AND CASH EQUIVALENTS - Cash and cash equivalents include temporary cash investments of $11,345,000 and $5,410,000 at December 31, 1993 and 1992, respectively, stated at cost, which approximates market. The Company considers all highly liquid investment instruments purchased with maturities of three months or less to be cash equivalents.

     INVENTORIES - Inventories are generally stated at the lower of cost, using the LIFO method, or market.

     DEPRECIATION AND AMORTIZATION - Depreciation of buildings and equipment is based upon the estimated useful lives of these assets using the straight-line method. Amortization of capital leases, improvements to leased properties and favorable leaseholds is based upon the remaining terms of the leases or the estimated useful lives, whichever is shorter.

     Foreign and domestic area license royalty intangibles were recorded in 1987 at the fair value of future royalty payments and are being amortized over 20 years using the straight-line method. The 20-year life is less than the estimated lives of the various royalty agreements, the majority of which are perpetual.

     INCOME TAXES - In 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" (see
     Note 15).

     STORE CLOSINGS - Provision is made on a current basis for the write-down of identified owned-store closings to their estimated net realizable value. For identified leased-store closings, provision is made on a current basis if anticipated expenses are in excess of expected sublease rentals.

     BUSINESS SEGMENT - The Company operates in a single business segment - the operating and franchising of convenience food stores, primarily under the 7-Eleven name.


2.   ACCOUNTS AND NOTES RECEIVABLE


                                                  December 31
                                            ----------------------
                                              1993        1992
                                              ----        ----
                                            (Dollars in Thousands)

    Notes receivable (net of long-term
      portion of $18,310 and $6,910)        $ 3,030    $  3,992
    Trade accounts receivable                48,609      89,945
    Franchisee accounts receivable           38,823      49,338
    Environmental cost reimbursements
     (net of long-term portion of
     $72,038) - see Note 14                   8,294         -
                                            -------     -------
                                             98,756     143,275

    Allowance for doubtful accounts          (7,822)    (11,925)
                                            -------     -------

                                            $90,934    $131,350
                                            -------     -------
                                            -------     -------

3.  INVENTORIES

    Inventories stated on the LIFO basis which are included in inventories in the accompanying Consolidated Balance Sheets approximated $65,607,000 and $76,944,000 at December 31, 1993 and 1992, respectively, which is less than replacement cost by approximately $25,292,000 and $33,991,000, respectively. At December 31, 1993, 1992 and 1991, inventories were reduced resulting in a liquidation of LIFO inventory layers recorded at costs that were lower than the costs of current purchases. The effects of these reductions were to decrease cost of goods sold by approximately $3,900,000 in 1993, decrease the loss on the sale and closing of the distribution and food centers by approximately $23,000,000 in 1992 and decrease cost of goods sold by approximately $13,000,000 in 1991.


4.  OTHER CURRENT ASSETS


                                                    December 31
                                            ------------------------
                                             1993           1992
                                            ------          ----
                                              (Dollars in Thousands)

    Prepaid expenses                        $   19,165 $   20,718
    Deposits                                    12,789     14,859
                                            ---------- ----------

                                            $   31,954 $   35,577
                                            ---------- ----------
                                            ---------- ----------

5.  PROPERTY, PLANT AND EQUIPMENT


                                                    December 31
                                            -------------------------
                                                1993          1992
                                                ----       ----
                                              (Dollars in Thousands)

    Cost:
     Land                                   $  495,120 $  537,406
     Buildings and leaseholds                1,183,904  1,186,968
     Machinery and equipment                   578,289    543,616
     Construction in process                    35,321     13,704
                                            ---------- ----------
                                             2,292,634  2,281,694

    Accumulated depreciation and
      amortization                            (955,048)  (925,531)
                                            ---------- ----------

                                            $1,337,586 $1,356,163
                                            ---------- ----------
                                            ---------- ----------

6.  DIVESTED ASSETS

    On November 30, 1992, the Company sold two of its five distribution centers and three of its six food centers, together with substantially all of the centers' inventories and receivables to McLane Company, Inc. ("McLane").
    In addition, two of the remaining distribution centers, in combination with their related food centers, were closed in December 1992, and the third combined facility was closed in April 1993. The Company sold one of these combined facilities in 1993 and is currently subleasing another, which is under contract to be sold in December 1994. For the years ended December 31, 1993 and 1992, the Company received cash proceeds of approximately $44,900,000 and $141,800,000, respectively, from the sale of distribution and food center assets.

    Assets held for sale at December 31, 1992, primarily represented inventories which were sold to McLane in 1993 during the shut-down of the remaining facilities. The long-term assets remaining to be sold are recorded in property, plant and equipment at their estimated net realizable value. Liabilities relating to the assets to be sold in future years include accruals for operating leases and carrying costs.

    The $45,000,000 pre-tax loss on the sale and closing of the distribution and food centers in 1992 included the loss from the sale of assets to McLane, the expected loss on future sales of the remaining facilities, and the expected net cash outflows on all such facilities subsequent to August 31, 1992 (the measurement date), until the expected dates of disposition. Operating results for the four-month period ended December 31, 1992, and the year ended December 31, 1993, which were included in the loss, were not material.


7.  OTHER ASSETS


                                                        December 31
                                                  -----------------------
                                                    1993        1992
                                                    ----        ----
                                                  (Dollars in Thousands)

    Japanese license royalty (net of accumulated
     amortization of $100,957 and $84,941)        $ 217,543 $  233,559
    Other license royalties (net of accumulated
     amortization of  $18,077 and $15,229)           38,692     41,540
    Environmental cost reimbursements
     (net of allowance of $12,529) -
     see Note 14                                     72,038        -
    Deferred debt issuance costs (net of
     accumulated amortization of $65,553 and
     $63,676)                                         8,479      9,567
    Other (net of accumulated amortization
     of $562 and $3,543)                             78,670     75,238
                                                  --------- -------------
                                                  $ 415,422 $  359,904
                                                  --------- -------------
                                                  --------- -------------

8.  OTHER LIABILITIES AND ACCRUED EXPENSES


                                                   December 31
                                            ------------------------
                                                1993       1992
                                                ----       ----
                                             (Dollars in Thousands)

    Accrued insurance                       $   94,121 $   87,422
    Accrued payroll                             47,690     62,100
    Accrued taxes, other than income            39,173     42,191
    Other                                      166,579    151,271
                                              -------- ----------
                                            $  347,563 $  342,984
                                              -------- ----------
                                              -------- ----------

    Other includes accounts payable to The Southland Corporation Employees' Savings and Profit Sharing Plan (see Note 13) for Company contributions and contingent rent payables of $14,098,000 and $17,295,000 as of December 31, 1993 and 1992, respectively.

9.  DEBT


                                                        December 31
                                                 ------------------------
                                                     1993          1992
                                                     ----       ----
                                                   (Dollars in Thousands)

    Bank Debt Term Loans due 1996                $  329,017 $  237,938
    Bank Debt revolving credit facility              15,000       -
    Commercial paper                                350,000    150,000
    12% Senior Notes                                   -       370,890
    5% First Priority Senior Subordinated
     Debentures due 2003                            638,070    660,807
    4-1/2% Second Priority Senior Subordinated
     Debentures (Series A) due 2004                 303,884    313,251
    4% Second Priority Senior Subordinated
     Debentures (Series B) due 2004                  26,648     27,505
    12% Second Priority Senior Subordinated
     Debentures (Series C) due 2009                  62,311     64,925
    6-1/4% Yen Loan                                 273,793    291,162
    7-7/8% Cityplace Notes due 1995                 287,363    285,238
    Canadian revolving credit facility                7,499      7,388
    Capital lease obligations                       120,398    137,157
    Other                                             5,877     14,182
                                                 ---------- ----------
                                                  2,419,860  2,560,443
    Less long-term debt due within one year         149,503    152,515
                                                 ---------- ----------

                                                 $2,270,357 $2,407,928
                                                 ---------- ----------
                                                 ---------- ----------

    BANK DEBT - In 1987, the Company became obligated under a credit agreement ("Credit Agreement") that presently includes term loans ("Term Loans") and a revolving credit facility (collectively "Bank Debt"). The Credit Agreement contains numerous financial and operating covenants requiring, among other things, the maintenance of certain financial ratios including interest coverage, fixed-charge coverage and total debt. In addition, the Credit Agreement requires the attainment of certain levels of earnings before interest, income taxes, depreciation and amortization.

    The Credit Agreement also contains various covenants which, among other things, (a) limit the Company's ability to incur indebtedness or other liabilities other than under the Credit Agreement, (b) restrict the Company's ability to engage in leasing transactions, (c) limit future capital expenditures and (d) restrict the Company's ability to pay cash dividends, redeem or prepay principal and interest on any subordinated debt and certain senior debt. Under the Credit Agreement, all of the assets of the Company, with the exception of certain specified property, serve as collateral.

    In September 1992, the Company entered into an amendment to the Credit Agreement that permitted the establishment of a $400 million commercial paper facility. In connection with this amendment, the Company was required to make $350 million in prepayments of the Term Loans. In addition, as a result of the sale of the distribution and food center assets (see Note 6) and in accordance with an October 1992 amendment to the Credit Agreement, a $110 million prepayment of the Term Loans was made in December 1992. The $460 million in prepayments were applied to all remaining scheduled quarterly installments. Quarterly installments for 1994 are $9.9 million in the first quarter and $18.8 million in the remaining three quarters, and for 1995 are $42.9 million for the first two quarters and $27.1 million on September 30, 1995.

    In August, the Company completed a refinancing of its 12% Senior Notes due December 15, 1996, with proceeds from working capital and an additional $150 million term loan under the existing Credit Agreement (the "Refinancing"). To complete the Refinancing, an amendment to the Credit Agreement (the "Refinancing Amendment") was executed to provide for the additional term loan, which is due and payable on August 30, 1996, to permit redemption of the 12% Senior Notes and to modify and extend existing financial covenants through August 1996. The amendment did not affect the previously scheduled quarterly installments under the October 1992 amendment to the Credit Agreement noted above.

    The revolving credit facility makes available borrowings and letters of credit totaling a maximum of $275 million until its expiration on December 31, 1995. Maximum borrowings under the revolving credit facility, which are set at $150 million, are limited to $25 million whenever the face amount of commercial paper outstanding is below $375 million or the ratings of the commercial paper drop below certain levels. Upon expiration of the facility, all the then outstanding letters of credit may need to be replaced, and all other amounts then outstanding will be due and payable in full. The facility includes an annual requirement for repayment of all borrowings outstanding for 30 consecutive days; therefore, the balance is classified as due within one year. At December 31, 1993, $116.7 million in letters of credit was outstanding. A fee of 2% per year on the outstanding amount of letters of credit is required to be paid. A 1/2% per year commitment fee on unadvanced funds, which for purposes of this calculation include outstanding letters of credit, is payable quarterly.

    Interest on the Bank Debt is generally payable quarterly and is based on a variable rate equal to the administrative agent bank's base rate plus 1.5% per year or, at the Company's option, at a rate equal to a reserve-adjusted Eurodollar rate plus 2.5% per year. The weighted-average rate of Bank Debt outstanding at December 31, 1993, was 5.9%.


    COMMERCIAL PAPER - In September 1992, the Company obtained a facility that provides for the issuance of up to $400 million in commercial paper. At December 31, 1993, $350 million of the $391.2 million outstanding principal, net of discount, was classified as long-term debt since the Company intends to maintain at least this amount outstanding during the next year. Such debt is unsecured and is fully and unconditionally guaranteed by IY. In addition, as a condition of the Refinancing, IY has agreed to continue its guarantee of all commercial paper issued through 1996. While it is not anticipated that IY would be required to perform under its commercial paper guarantee, in the event IY makes any payments under the guarantee, the Credit Agreement restricts the Company from reimbursing IY for the first $375 million of any such payments of principal made pursuant to the commercial paper guarantee. The Company is, however, allowed to reimburse IY for the remaining $25 million. The Company has entered into an agreement with IY under which it would not be required to reimburse IY for $375 million of such principal payments until one year after expiration of the Credit Agreement at which time reimbursement shall be immediately due. The weighted-average interest rate on commercial paper borrowings outstanding at December 31, 1993, was 3.3%.

    RESTRUCTURED NOTES & DEBENTURES - On October 24, 1990, The Southland Corporation filed a Voluntary Petition for Relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court (the "Court"). None of The Southland Corporation's subsidiaries was part of the Chapter 11 filing. The Southland Corporation also filed the Debtor's Plan of Reorganization (the "Plan"). The significant features of the Plan, which occurred concurrently, consisted of a cash infusion of $430,000,000 from the sale of 286,634,619 shares of newly issued common stock, representing approximately 70% of the Company's outstanding shares, to IYG Holding Company, renegotiations of the Credit Agreement, an agreement to refinance the Cityplace notes in 1995, the cancellation of certain classes of old debt (the "Old Debt Securities") and redeemable preferred stock (collectively, the "Old Securities") and the issuance of five series of notes and debentures (the "Restructured Debt Securities"), common stock warrants ("Thompson Warrants") and/or payment of cash (collectively, the "Restructuring"). The Thompson Warrants are exercisable from June 5, 1991, through February 23, 1996, for $1.75 per share against approximately one-half of the Thompsons' original 5% ownership granted under the Plan. The Plan was confirmed by the Court, and the Restructuring was consummated on March 5, 1991.

    The Restructured Debt Securities were recorded in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring," at an amount equal to the future undiscounted cash payments, both principal and interest ("SFAS No. 15 Interest"). Accordingly, no interest expense will be recognized over the life of these securities, and cash interest payments will be charged against the recorded amount of such securities. Interest on all of the Restructured Debt Securities is payable in cash semiannually on June 15 and December 15 of each year.

    The 12% Senior Notes, due December 15, 1996, were recorded in March 1991, at $446,070,000 with an aggregate principal amount of $250,601,000. On August 30, 1993, as part of the Refinancing, the 12% Senior Notes were redeemed, resulting in an extraordinary gain of $98,968,000, which had no tax effect.

    The 5% First Priority Senior Subordinated Debentures, due December 15, 2003, were recorded in March 1991 at $717,151,000, with an aggregate principal amount of $450,755,000. They are redeemable at any time at the Company's option at 100% of principal amount. Annual sinking fund payments of $27,045,000 are due each December 15, commencing 1996 through 2002. These payments retire 42% of the debt before maturity.

     The Second Priority Senior Subordinated Debentures were issued in three series in March 1991. Each series is redeemable at any time at the Company's option at 100% of principal amount and are described as follows:

    - 4 1/2% Series A Debentures, due June 15, 2004, were recorded at $336,474,000, with an aggregate principal amount of $206,426,000.

    - 4% Series B Debentures, due June 15, 2004, were recorded at $29,389,000, with an aggregate principal amount of $18,839,000.

    - 12% Series C Debentures, due June 15, 2009, were recorded at $70,808,000, with an aggregate principal amount of $21,787,000.

    The Restructured Debt Securities contain certain covenants that, among other things, (a) limit the payment of dividends and certain other restricted payments by both the Company and its subsidiaries, (b) require the purchase by the Company of the Restructured Debt Securities at the option of the holder upon a change of control, (c) limit additional indebtedness, (d) limit future exchange offers, (e) limit the repayment of subordinated indebtedness, (f) require board approval of certain asset sales, (g) limit transactions with certain stockholders and affiliates, and
    (h) limit consolidations, mergers and the conveyance of all or substantially all of the Company's assets.

    The First and Second Priority Senior Subordinated Debentures are subordinate to the outstanding Bank Debt and to previously outstanding mortgages and notes that are either backed by specific collateral or are general unsecured, unsubordinated obligations. The Second Priority Debentures are subordinate to the First Priority Debentures.

    The cancellation of the Old Debt Securities and the issuance of the Restructured Debt Securities and common stock to the holders of such Old Debt Securities resulted in an extraordinary gain in 1991 of $156,824,000, which had no tax effect. A portion of the gain is attributable to interest accrued on the Old Debt Securities that was not paid and was partially offset by the write-off of deferred costs associated with the Old Debt Securities, the costs incurred to issue the Restructured Debt Securities, and a cash payment made to the holders of one of the classes of Old Debt Securities.

    For each share of redeemable preferred stock cancelled, the holders of such stock received one share of common stock, which resulted in a decrease in the accumulated deficit in 1991 of $127,788,000.

    The balance sheet effects of noncash restructuring transactions, which are not reflected in the Consolidated Statement of Cash Flows for the year ended December 31, 1991, are as follows (dollars in thousands):

      Decrease in other current assets .......................$ 19,186
                                                              --------
                                                              --------

      Decrease in other assets................................$ 50,289
                                                              --------
                                                              --------

      Decrease in other liabilities and accrued expenses......$118,815
                                                              --------
                                                              --------

      Net decrease in long-term debt..........................$280,951
                                                              --------
                                                              --------

      Decrease in redeemable preferred stock..................$148,496
                                                              --------
                                                              --------

      Increase in common stock and additional capital.........$153,752
                                                              --------
                                                              --------

      Decrease in accumulated deficit.........................$325,035
                                                              --------
                                                              --------

     YEN LOAN - In March 1988, the Company monetized its future royalty payments from the area licensee in Japan, Seven-Eleven Japan Co., Ltd., through a loan that is nonrecourse to the Company as to principal and interest. The debt, payable in Japanese yen, was in the amount of 41 billion yen, or approximately $327,000,000 (at the exchange rate in March 1988), and is collateralized by the Japan trademarks and a pledge of the future royalty payments. The current interest rate of 6-1/4% will be reset after March 1998. Payment of the debt is required no later than March 2006 through future royalties from the Japanese licensee, and the Company believes it is a remote possibility that there will be any principal balance remaining at that date. By designating its future royalty receipts during the term of the loan to service the monthly interest and principal payments, the Company has hedged the impact of future exchange rate fluctuations.

    CITYPLACE NOTES - Cityplace Center East Corporation ("CCEC"), a subsidiary of the Company, issued $290,000,000 of notes in March 1987 to finance the construction of the headquarters tower, a parking garage and related facilities of the Cityplace Center development. These notes bear interest at 7-7/8%, payable semiannually on February 15 and August 15, with the principal amount due February 15, 1995. Because of the application of purchase accounting in 1987, the effective interest rate on the notes for financial statement purposes is 9.0%. Principal and interest on the notes are payable by drawings under irrevocable letters of credit issued by The Sanwa Bank, Limited, Dallas Agency ("Sanwa"), which, along with the noteholders, has been granted a lien on the property financed. The Company is occupying part of the building as its corporate headquarters and a significant portion of the balance is subleased. In December 1990, the Company and CCEC entered into an amendment to the agreement with Sanwa, which became effective upon consummation of the Restructuring. It provides that, upon maturity of the notes in February 1995, the noteholders will draw on the letter of credit in payment of their principal. At such time, the Company has the option of either repaying the principal to Sanwa or extending the term of maturity ten years to March 1, 2005, with monthly payments of principal and interest based upon a 25-year amortization at 7-1/2%, with the remaining principal due upon maturity. As additional consideration through the extended term of the notes, CCEC will pay to the lender any net sublease income it receives on the property and 60% of the proceeds, less $275 million and permitted costs, upon a sale or refinancing of the building.

    SOUTHLAND CANADA DEBT - In July 1985, Southland Canada, Inc., an indirect wholly owned subsidiary of the Company, issued 12% Canadian notes with a face amount of Canadian $50,000,000. In July 1992, these notes matured and all principal and interest outstanding was repaid.

    During 1988, Southland Canada, Inc. entered into a revolving credit facility with a Canadian chartered bank. The facility currently provides bank financing of up to Canadian $17,858,000 (approximately U.S. $13,490,000 at December 31, 1993), which will be reduced to Canadian $14,287,000 on June 30, 1994, and will be further reduced each year thereafter until June 30, 1998, when the facility will expire, and all amounts outstanding will be due and payable in full. At December 31, 1993, the Company had borrowings outstanding under this facility of Canadian $9,926,000 (approximately U.S. $7,499,000). Interest on such facility is generally payable monthly and is based upon the Canadian Prime rate (5.5% at December 31, 1993) plus .5% per year.

    MATURITIES - Long-term debt maturities assume the extension of the Cityplace Notes and the continuance of the Commercial Paper program. The maturities, which include capital lease obligations and sinking fund requirements, as well as SFAS No. 15 Interest accounted for in the recorded amount of the Restructured Debt Securities, are as follows (dollars in thousands):


       1994         $  149,503
       1995            186,830
       1996            256,232
       1997            110,665
       1998            112,983
       Thereafter    1,603,647
                    ----------

                    $2,419,860
                    ----------
                    ----------

10. PREFERRED STOCK

    The Company has 5,000,000 shares of preferred stock authorized for issuance. Any preferred stock issued will have such rights, powers and preferences as determined by the Company's Board of Directors.


11. REDEEMABLE COMMON STOCK PURCHASE WARRANTS

    In 1987, the Company issued 26,135,682 redeemable common stock purchase warrants (the "Warrants"). The Warrants were recorded at $1.00 per Warrant, which was the amount of proceeds allocated to the Warrants at the time of issuance. The Warrants were governed by a Warrant Agreement and were exercisable through December 15, 1992, only upon the occurrence of certain specified events. None of the specified events occurred on or before December 15, 1992, and all of the warrants expired on December 16, 1992. Under the provisions of the Warrant Agreement, the Company was obligated to repurchase the Warrants by March 15, 1995, at the fair market value of the Warrants as separate securities, as determined by an independent financial expert. A fair market value of $0 for the Warrants was determined by an independent financial expert in December 1992. The $26,135,682 difference between the carrying amount of the Warrants and their fair value was recorded as an increase in additional capital in 1992.

12. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following disclosure of the estimated fair value of financial instruments is made in accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair-value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

    The carrying amounts of Cash and Cash Equivalents, Trade Accounts Receivable, Trade Accounts Payable and Other Liabilities and Accrued Expenses are reasonable estimates of their fair values. Letters of credit are included in the estimated fair value of Other Liabilities and Accrued Expenses. The carrying amounts and estimated fair values of other financial instruments at December 31, 1993, are listed in the following table:


                                                       Estimated
                                            Carrying      Fair
                                             Amount       Value
                                          ----------    ----------
                                           (Dollars in Thousands)

       Bank Debt                         $  344,017   $ 344,017
       Commercial Paper                     391,220     391,220
       Restructured Notes and Debentures  1,030,913     508,956
       Cityplace Notes                      287,363     301,238
       Yen Loan                             273,793     330,230

    The methods and assumptions used in estimating the fair value for each of the classes of financial instruments presented in the table above are as follows:

    The carrying amount of the Bank Debt approximates fair value because the interest rates are variable.

    Commercial paper borrowings are sold at market interest rates and have an average remaining maturity of less than 21 days. Therefore, the carrying amount of commercial paper is a reasonable estimate of its fair value. The guarantee of the commercial paper by IY is an integral part of the estimated fair value of the commercial paper borrowings.

    The fair values of the Restructured Notes and Debentures and the Cityplace Notes are estimated based upon December 31, 1993, bid prices obtained from investment banking firms where traders regularly make a market for these financial instruments. The carrying amount of the Restructured Debt includes $333,372,000 of SFAS No. 15 Interest (see Note 9).

    The fair value of the Yen Loan is estimated by calculating the present value of the future yen cash flows at current interest and exchange rates.

 13. EMPLOYEE BENEFIT PLANS

    EMPLOYEES' SAVINGS AND PROFIT SHARING PLAN - Effective January 1, 1949, the Company adopted The Southland Corporation Employees' Savings and Profit Sharing Plan (the "Savings and Profit Sharing Plan") for the purpose of providing retirement benefits for eligible employees.

    Contributions to the Savings and Profit Sharing Plan are made by both the participants and the Company. The Company contributes the greater of approximately 10% of its net earnings before contribution to the Savings and Profit Sharing Plan and federal income taxes or an amount determined by the Company's president. The Company contribution is generally allocated to the participants on the basis of their individual contribution, years of participation in the Savings and Profit Sharing Plan and age. The Company contributions for the years ended December 31, 1993, 1992 and 1991 were $11,956,000, $14,647,000 (including amounts allocated to the distribution and food centers in 1993 and 1992) and $14,411,000, respectively.

    POSTRETIREMENT BENEFITS - The Company's group insurance plan (the "Insurance Plan") provides postretirement medical and dental benefits for all retirees that meet certain criteria. Such criteria include continuous participation in the Insurance Plan ranging from 10 to 15 years depending on hire date, and the sum of age plus years of continuous service equal to at least 70. The Company contributes toward the cost of the Insurance Plan a fixed dollar amount per retiree based on age and number of dependents covered, as adjusted for actual claims experience. All other future costs and cost increases will be paid by the retirees. The Company continues to fund its cost on a cash basis; therefore, no plan assets have been accumulated.

    Net periodic postretirement benefit costs recognized in earnings for 1993, 1992 and 1991 include the following components:


                                           1993      1992      1991
                                           ----      ----      ----
                                            (Dollars in Thousands)

       Service cost                       $  824    $  862  $1,298
       Interest cost                       2,048     1,998   2,679
       Amortization of unrecognized gain     -        (564)    -
                                          ------    ------  -------
                                          $2,872    $2,296   $3,977
                                          ------    ------  -------
                                          ------    ------  -------

    The accrual for postretirement medical and dental benefits was reduced by approximately $3,883,000 during the fourth quarter of 1992, due to the termination of employees not eligible to retire. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7% and 8% at December 31, 1993 and 1992, respectively. Components of the accrual recorded in the Company`s consolidated balance sheets are as follows:


                                                  December 31
                                            ----------------------
                                              1993       1992
                                              ----       ----
                                            (Dollars in Thousands)

    Accumulated Postretirement
      Benefit Obligation:
     Retirees                               $13,380    $12,757
     Active employees eligible to retire      5,117      5,636
     Other active employees                   6,466      7,377
                                            -------    -------
                                             24,963     25,770
    Unrecognized gains                        3,103      1,693
                                            -------    -------

                                            $28,066    $27,463
                                            -------    -------
                                            -------    -------

    POSTEMPLOYMENT BENEFITS - In the fourth quarter of 1993, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." In accordance with the provisions of SFAS No. 112, the Company has calculated accumulated postemployment benefit obligations of $16,537,000 as of January 1, 1993. The obligation primarily represents future medical costs relating to short-term and long-term disability. The accumulated postemployment benefit obligation of $16,537,000, which has no tax effect, has been recorded as a cumulative effect of an accounting change in the consolidated statement of operations for the year ended December 31, 1993.

    EQUITY PARTICIPATION PLAN - During 1988, the Company adopted The Southland Corporation Equity Participation Plan (the "Participation Plan"), which provides for the granting of both incentive options and nonstatutory options and the sale of convertible debentures to certain key employees and officers of the Company. The options were granted at the fair market value on the date of grant, which is the same as the conversion price provided in the debentures.

    All options expire, and the debentures mature, no later than December 31, 1997. Options are not exercisable, and the debentures are not convertible, until the earlier of December 31, 1994, or until the occurrence of certain specified events set forth in the Participation Plan. The Participation Plan was amended to exclude the Restructuring from qualifying as such an event. In the aggregate, not more than 3,529,412 shares of common stock of the Company can be issued pursuant to the Participation Plan; however, the Company has no present intent to grant additional options. At December 31, 1993, there were options outstanding to acquire 1,797,739 shares, of which 1,700,346 were at $7.50 per share and 97,393 were at $7.70 per share, and debentures outstanding that were convertible into 18,969 shares, none of which are currently exercisable or convertible.

    GRANT STOCK PLAN - During 1988, the Company adopted The Southland Corporation Grant Stock Plan (the "Stock Plan"). Under the provisions of the Stock Plan, up to 750,000 shares of common stock are authorized to be issued to certain key employees and officers of the Company. The stock was fully vested upon the date of issuance. As of December 31, 1993, 480,844 shares had been issued pursuant to the Stock Plan. No shares have been issued since 1988, and the Company has no present intent to grant additional shares. The shares available for issuance under the Participation Plan are reduced by the number of shares issued under the Stock Plan.


14. LEASES, COMMITMENTS AND CONTINGENCIES

    LEASES - Certain of the property, plant and equipment used in the Company's business is leased. Generally, real estate leases are for primary terms from 14 to 20 years with options to renew for additional periods, and equipment leases are for terms from one to ten years. The leases do not contain restrictions that have a material effect on the Company's operations.

    The composition of capital leases reflected as property, plant and equipment in the consolidated balance sheets is as follows:


                                                 December 31
                                            ------------------------
                                               1993          1992
                                               ----          ----
                                            (Dollars in Thousands)

     Buildings                              $ 125,294  $ 141,452
     Equipment                                    226        482
                                            ---------  ---------
                                              125,520    141,934
     Accumulated amortization                 (62,488)   (63,880)
                                            ---------  ---------

                                            $  63,032  $  78,054
                                            ---------  ---------
                                            ---------  ---------

    The present value of future minimum lease payments for capital lease obligations is reflected in the consolidated balance sheets as long-term debt. The amount representing imputed interest necessary to reduce net minimum lease payments to present value has been calculated generally at the Company's incremental borrowing rate at the inception of each lease.

    Future minimum lease payments for years ending December 31 are as follows:



                                            Capital       Operating
                                            Leases        Leases
                                            ------        ------
                                            (Dollars in Thousands)

     1994                                   $  25,728  $ 114,739
     1995                                      24,526    106,197
     1996                                      23,126     97,279
     1997                                      21,403     85,707
     1998                                      19,634     69,867
     Thereafter                                95,900    280,333
                                            ---------  ---------

     Future minimum lease payments            210,317  $ 754,122
                                                       ---------
                                                       ---------

     Estimated executory costs                   (683)
     Amount representing imputed interest     (89,236)
                                            ---------

     Present value of future minimum
       lease payments                       $ 120,398
                                            ---------
                                            ---------

    Minimum noncancelable sublease rentals to be received in the future, which are not included above as offsets to future payments, total $26,769,000 for capital leases and $27,190,000 for operating leases.

    Rent expense on operating leases for the years ended December 31, 1993, 1992 and 1991, totaled $124,402,000, $135,657,000 and $140,294,000, respectively, including contingent rentals of $8,214,000, $9,037,000 and $9,738,000, but reduced by sublease rentals of $8,545,000, $8,252,000 and $8,270,000. Contingent rent expense on capital leases for the years ended December 31, 1993, 1992 and 1991, was $3,084,000, $3,964,000 and
    $5,067,000, respectively. Contingent rentals are generally based upon sales levels or changes in the Consumer Price Index.

    LEASES WITH THE SAVINGS AND PROFIT SHARING PLAN - At December 31, 1993, the Savings and Profit Sharing Plan owned 302 stores leased to the Company under capital leases and 651 stores leased to the Company under operating leases at rentals which, in the opinion of management, approximated market rates at the date of lease. In addition, 62, 31 and 15 properties were sold by the Savings and Profit Sharing Plan to third parties in 1993, 1992 and 1991, respectively, and at the same time, the related leases with the Company were cancelled. Included in the consolidated financial statements are the following amounts related to leases with the Savings and Profit Sharing Plan:

                                                       December 31
                                                 ---------------------
                                                    1993         1992
                                                    ----         ----
                                                 (Dollars in Thousands)
    Buildings (net of accumulated amortization
      of $9,973 and $9,648)                      $   4,884   $  6,550
                                                 ---------   --------
                                                 ---------   --------
    Capital lease obligations (net of current
      portion of $2,307 and $2,302)              $   6,583   $  9,184
                                                 ---------   --------
                                                 ---------   --------

                                                 Years Ended December 31
                                               ---------------------------
                                                 1993      1992      1991
                                                 ----      ----      ----
                                                 (Dollars in Thousands)

    Rent expense under operating leases and
      amortization of capital lease assets     $30,028   $31,291   $31,731
                                               -------   -------   -------
                                               -------   -------   -------
    Imputed interest expense on capital
      lease obligations                        $   948   $ 1,213   $ 1,440
                                               -------   -------   -------
                                               -------   -------   -------
    Capital lease principal payments included
      in principal payments under long-term
      debt agreements                          $ 2,200   $ 2,302   $ 2,457
                                               -------   -------   -------
                                               -------   -------   -------

    COMMITMENTS

    MCLANE - In connection with the 1992 sale of assets to McLane, the Company and McLane entered into a ten-year service agreement under which McLane is making its distribution services available to 7-Eleven stores in the United States. If the Company does not fulfill its obligation to McLane during this time period, the Company must reimburse McLane on a pro-rata basis for the transitional payment received at the time of the transaction. The original payment received of $9,450,000 in 1992 is being amortized to income over the life of the agreement. The Company has fulfilled the minimum purchase requirement in 1993 and expects to exceed the minimum required purchase levels in future years.

    CITGO PETROLEUM CORPORATION - In 1986, the Company entered into a 20-year product purchase agreement with Citgo to buy specified quantities of gasoline at market prices. These prices are determined pursuant to a formula based on the prices posted by gasoline wholesalers in the various market areas where the Company purchases gasoline from Citgo. Minimum required annual purchases under this agreement are generally the lesser of 750,000,000 gallons or 35% of gasoline purchased by the Company for retail sale. The Company has exceeded the minimum required annual purchases each year and expects to exceed the minimum required annual purchase levels in future years.

    CONTINGENCIES

    GASOLINE STORE SITES - The Company accrues future costs, as well as records the related probable state reimbursement amounts, for remediation of gasoline store sites where releases of regulated substances have been detected. At December 31, 1993, the Company's estimated liability for sites where releases have been detected was $59,153,000, of which $35,333,000 is included in Deferred Credits and Other Liabilities and the remainder in Other Liabilities and Accrued Expenses. The Company has recorded a receivable of $57,532,000 (net of an allowance of $12,529,000) for the estimated probable state reimbursements, of which $52,238,000 is included in Other Assets and the remainder in Accounts and Notes Receivable. The estimated future remediation expenditures and related state reimbursement amounts could change as governmental requirements and state reimbursement programs change in future years.

    The Company anticipates that substantially all of the future remediation costs for sites with detected releases of regulated substances at December 31, 1993, will be incurred within the next five years. There is no assurance of the timing of the receipt of state reimbursement funds. However, based on the Company's experience, the Company expects to receive state reimbursement funds within one to three years after incurring eligible remediation expenses, assuming that the state administrative procedures for processing such reimbursements have been fully developed.

    CHEMICAL MANUFACTURING FACILITY - In December 1988, the Company closed its chemical manufacturing facility in New Jersey. As a result, the Company is required to conduct environmental remediation at the facility and has accrued a liability for this purpose. As required, the Company has submitted a clean-up plan to the New Jersey Department of Environmental Protection and Energy (the "State"), which provides for remediation of the site as well as continued groundwater monitoring for a number of years. While the Company has received initial comments from the State, a final clean-up plan has not been determined. The Company has adjusted its accrued liability to its best estimate of the clean-up costs of $38,879,000 at December 31, 1993. Of this amount, $33,795,000 is included in Deferred Credits and Other Liabilities and the remainder in Other Liabilities and Accrued Expenses.

    The closed chemical manufacturing facility was previously owned by a large chemical company. In 1991, the Company and the former owner executed a final settlement agreement pursuant to which the former owner agreed to pay a substantial portion of the clean-up costs. The Company has recorded a receivable of $22,800,000 at December 31, 1993, representing the former owner's portion of the accrued clean-up costs. Of this amount, $19,800,000 is included in Other Assets and the remainder in Accounts and Notes Receivable.

15. INCOME TAXES

    As of January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." There was no cumulative effect adjustment upon adoption, and there was no effect on net earnings for the year ended December 31, 1993. As permitted, the Company has not restated the financial statements of prior years. Prior to January 1, 1993, income taxes were recorded using the deferred method specified by Accounting Principles Board Opinion
    No. 11, "Accounting for Income Taxes."

    SFAS No. 109 requires the use of the liability method, in which deferred tax assets and liabilities are recognized for differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets include tax carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

    The components of Earnings (Loss) Before Income Taxes, Extraordinary Items and Cumulative Effect of Accounting Change are as follows:


                                                Years Ended December 31
                                         ------------------------------------
                                           1993          1992         1991
                                           ----          ----         ----
                                                (Dollars in Thousands)

    Domestic                             $  3,795     $(113,940)   $ (58,039)
    Foreign                                (6,375)       (6,009)      (8,309)
                                         --------     ---------   ----------
                                         $ (2,580)    $(119,949)   $ (66,348)
                                         --------     ---------   ----------
                                         --------     ---------   ----------

    The provision for income taxes in the accompanying Consolidated Statements of Operations consists of the following:


                                              Years Ended December 31
                                         -------------------------------
                                            1993       1992       1991
                                            ----       ----       ----
                                              (Dollars in Thousands)

    Current:
     Federal                             $  2,759   $  4,560  $     -
     Foreign                                5,941      5,411      7,936
     State                                    -        1,529         64
                                         --------   --------  ---------

                                         $  8,700   $ 11,500  $   8,000
                                         --------   --------  ---------
                                         --------   --------  ---------

    Reconciliations of income taxes at the federal statutory rate to the Company's actual income taxes provided are as follows:


                                                   Years Ended December 31
                                              -------------------------------
                                                 1993       1992       1991
                                                 ----       ----       ----
                                                    (Dollars in Thousands)

    Taxes (benefit) at federal statutory
     rate                                     $   (903)  $(40,783)  $  30,762
    State income taxes, net of federal
     income tax benefit                            -        1,009          42

    Foreign taxes                                5,941      5,411       7,936

    Loss providing no current
      benefit                                      -        5,061     200,991

    Amortization of cost in excess
     of tax basis                                  -       23,286      19,383

    Portion of gain on debt restructuring
     not recognized for tax                        -          -      (261,568)

    Difference in LIFO as a result of
     purchase accounting                           -        8,671       5,248

    Equity in affiliates                         1,907      3,148       3,966
    Other                                        1,755      5,697       1,240
                                               -------   --------   ---------

                                               $ 8,700   $ 11,500   $   8,000
                                               -------   --------   ---------
                                               -------   -------- ---------

    At December 31, 1993, the Company had approximately $16,000,000 of general business credit carryforwards, $6,000,000 of foreign tax credit carryforwards, $18,000,000 of alternative minimum tax ("AMT") credit carryforwards, an AMT net operating loss ("NOL") carryforward of $15,000,000 and a regular tax NOL carryforward of $9,000,000. The AMT credits have no expiration date, and the NOLs do not expire for 15 years. The general business credits expire during the period from 2001 to 2008, and the foreign tax credits expire in 1998.

    At January 1, 1993 and December 31, 1993, the Company had net deferred tax assets, which were fully offset by a valuation allowance. The valuation allowance decreased by $21,817,000 in 1993 because the Company's net deferred tax asset decreased by a similar amount. The change in enacted tax rates during 1993 increased the Company's net deferred tax asset but had no effect on income tax expense because the assets are fully reserved through the valuation allowance.

    Significant components of the Company's deferred tax assets and liabilities at December 31, 1993, are as follows (dollars in thousands):


    Deferred tax assets:
     SFAS No. 15 interest                              $ 139,831
     Accrued liabilities                                  63,779
     Accrued insurance                                    58,312
     Tax credit carryforwards                             43,562
     Compensation and benefits                            31,184
     Debt issuance costs                                  21,658
     Other                                                 4,055
                                                       ---------
       Subtotal                                          362,381

    Deferred tax liabilities:
      Area license agreements                            (99,932)
      Property, plant and equipment                      (40,206)
      Other                                              ( 5,576)
                                                       ---------
       Subtotal                                         (145,714)

    Valuation allowance                                 (216,667)
                                                       ---------

     Net deferred taxes                                $   0
                                                       ---------
                                                       ---------

16. EARNINGS (LOSS) PER COMMON SHARE

    Primary earnings (loss) per common share is based on net earnings (loss) divided by the average number of shares, including the Warrants (unless the effect of considering the Warrants is antidilutive), outstanding during each year.

    Earnings (loss) per share assuming full dilution is antidilutive and, therefore, is computed on the same basis as primary earnings (loss) per common share.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized quarterly financial data for 1993 and 1992 is as follows:



    Year Ended December 31, 1993:
    -----------------------------

                                  First    Second    Third     Fourth
                                 Quarter   Quarter  Quarter    Quarter   Year
                                 -------   -------  -------    -------   ----
                                 (Dollars in Millions, Except Per-Share Data)

    Net sales                    $1,582    $1,773   $1,780     $1,609    $6,744
    Gross profit                    350       418      434        371     1,573
    Income taxes                      2         2        2          3         9
    Earnings (loss) before
      extraordinary items and
      cumulative effect of
      accounting change             (16)       19       22        (36)     (11)
    Net earnings (loss)             (33)       19      121        (36)      71
    Primary and fully diluted
      earnings (loss) per
      common share before
      extraordinary items and
      cumulative effect of
      accounting change            (.04)      .05      .05       (.09)     (.03)

    The first quarter includes $16,537,000 of expense resulting from the cumulative effect of an accounting change for postemployment benefits (see
    Note 13). The third quarter includes a $98,968,000 extraordinary gain on redemption of debt related to the Refinancing (see Note 9) and a $10,300,000 loss on disposition of the Company's aviation facility (which was subsequently adjusted to a total loss of $10,814,000 in the fourth quarter). The fourth quarter includes a loss of $42,791,000 related to store closings and dispositions of properties, a LIFO credit of $9,051,000 primarily due to lower cigarette and gasoline prices, and $5,989,000 of expense resulting from a cost-cutting program associated with the Company's internal reorganization.


    Year Ended December 31, 1992:
    -----------------------------

                                      First         Second         Third          Fourth
                                     Quarter        Quarter       Quarter         Quarter    Year

                                     -------        -------       -------         -------    ----
                                     (Dollars in Millions, Except Per-Share Data)

    Net sales                        $1,763         $1,961        $1,988          $1,714     $7,426
    Gross profit                        352            422           445             386      1,605
    Income taxes (benefit)                1              1            12              (2)        12
    Net loss                            (45)           (18)          (39)            (29)      (131)
    Primary and fully diluted
      loss per common share            (.11)          (.04)         (.10)           (.07)      (.32)

    The second quarter includes $17,500,000 of expense resulting from a cost-cutting program associated with the Company's internal reorganization. The third and fourth quarters include losses of $41,000,000 and $4,000,000, respectively, relating to the sale and closing of the distribution and food centers (see Note 6). In addition, the fourth quarter includes a loss of $30,720,000 related to store closings and dispositions of properties.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of The Southland Corporation



We have audited the accompanying consolidated balance sheets of The Southland Corporation and Subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Southland Corporation and Subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 13 to the financial statements, in 1993 the Company changed its method of accounting for postemployment benefits to conform with Statement of Financial Accounting Standards No. 112.





Coopers & Lybrand
Dallas, Texas
February 22, 1994

INDEPENDENT AUDITORS' REPORT FROM DELOITTE & TOUCHE
To the Board of Directors and Shareholders of
  The Southland Corporation
Dallas, Texas


We have audited the accompanying consolidated statements of operations, shareholders' equity (deficit) and cash flows of The Southland Corporation and subsidiaries (the "Company") for the year ended December 31, 1991. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations, the changes in shareholders' equity and the cash flows of the Company for the year ended December 31, 1991, in conformity with generally accepted accounting principles.








Deloitte & Touche
Dallas, Texas
March 27, 1992

 Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    The information required in response to this Item has been previously reported in the Registrant's Current Report on Form 8-K dated September 24, 1991 and is also being provided in the Registrant's Definitive Proxy Statement for the April 27, 1994 Annual Meeting of Shareholders.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Certain of the information required in response to this Item is incorporated by reference from the Registrant's Definitive Proxy Statement for the April 27, 1994 Annual Meeting of Shareholders.

    See also "Executive Officers of the Registrant" beginning on page 18, herein.

Item 11. EXECUTIVE COMPENSATION.

    The information required in response to this Item is incorporated herein by reference from the Registrant's Definitive Proxy Statement for the April 27, 1994 Annual Meeting of Shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required in response to this Item is incorporated herein by reference from the Registrant's Definitive Proxy Statement for the April 27, 1994 Annual Meeting of Shareholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required in response to this Item is incorporated herein by reference to the Registrant's Definitive Proxy Statement for the April 27, 1994 Annual Meeting of Shareholders.

                                     PART IV



Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

 1. The Southland Corporation and Subsidiaries' Financial Statements for the year ended December 31, 1993 are included herein:
                                                                          Page
                                                                          ----

    Consolidated Balance Sheets -
      December 31, 1993 and December 31, 1992.........................     39
    Consolidated Statements of Operations -
      Years Ended December 31, 1993, 1992 and 1991....................     40
    Consolidated Statements of Shareholders' Equity (Deficit) -
      Years Ended December 31, 1993, 1992 and 1991....................     41
    Consolidated Statements of Cash Flows -
      Years Ended December 31, 1993, 1992 and 1991....................     42
    Notes to Consolidated Financial Statements........................     43
    Independent Auditors' Report of Coopers & Lybrand on The Southland
      Corporation and Subsidiaries' Financial Statements
      for 1993 and 1992...............................................     63
    Independent Auditors' Report of Deloitte & Touche on
      The Southland Corporation and Subsidiaries' Financial
      Statements for 1991.............................................     64

 2. The Southland Corporation and Subsidiaries' Financial Statement Schedules, included herein.

                                                                          Page
                                                                          ----

    Independent Auditors' Reports on Financial Statement Schedules:
      Report of Coopers & Lybrand on Financial Statement Schedules....     74
      Report of Deloitte & Touche on Financial Statement Schedules....     75

      II -Amounts Receivable from Related Parties and Underwriters,
          Promoters, and Employees Other than Related Parties.........     76

      V  -Property, plant and equipment ..............................     77

      VI -Accumulated depreciation and amortization of property,
          plant and equipment ........................................     78

      IX -Short-term borrowings ......................................     79

    All other schedules have been omitted because they are not applicable, are not required, or the required information is shown in the financial statements or notes thereto.

    3.    The following is a list of the Exhibits required to be filed by
         Item 601 of Regulation S-K.

   Exhibit No.
   -----------


    2.              Plan of Acquisition, Reorganization,
                    Arrangement, Liquidation or Succession.


    2.(1)           Debtor's Plan of Reorganization, dated
                    October 24, 1990, as filed in the
                    United States Bankruptcy Court,
                    Northern District of Texas, Dallas
                    Division, and Addendum to Debtor's Plan
                    of Reorganization dated January 23,
                    1991, incorporated by reference to
                    The Southland Corporation's Current
                    Report on Form 8-K dated January 23,
                    1991, File Numbers 0-676 and 0-16626,
                    Exhibits 2.1 and 2.2.


    2.(2)           Stock Purchase Agreement, dated as of
                    January 25, 1991, by and among
                    The Southland Corporation, Ito-Yokado
                    Co., Ltd. and Seven-Eleven Japan Co.,
                    Ltd., incorporated by reference to
                    The Southland Corporation's Current
                    Report on Form 8-K dated January 23,
                    1991, File Numbers 0-676 and 0-16626,
                    Exhibit 2.3.


    2.(3) Confirmation Order issued on February 21, 1991 by the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, incorporated by reference to The Southland Corporation's Current Report on Form 8-K dated
                    March 4, 1991, File Numbers 0-676 and
                    0-16626, Exhibit 2.1.


    3.              Articles of Incorporation and Bylaws.


    3.(1)           Second Restated Articles of
                    Incorporation of The Southland
                    Corporation, as amended through March 5, 1991, incorporated by reference to The Southland Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, Exhibit 3.(1).


    3.(2)           Bylaws of The Southland Corporation,
                    restated as amended through March 5,
                    1991, incorporated by reference to
                    The Southland Corporation's Annual
                    Report on Form 10-K for the year ended
                    December 31, 1990, Exhibit 3.(2).

    4.              Instruments defining the rights of
                    security holders, including indentures
                    (see Exhibits (3).(1) and (3).(2),
                    above).


    4.(i)(1)        Specimen Certificate for Common Stock,
                    $.0001 par value, incorporated by
                    reference to The Southland Corporation's
                    Annual Report on Form 10-K for the year
                    ended December 31, 1990, Exhibit
                    4.(i)(2).


    4.(i)(2)        Form of Voting Agreement and Stock
                    Transfer Restriction and Buy-Back
                    Agreement relating to shares of common
                    stock, $.01 par value, issued pursuant
                    to Grant Stock Plan, incorporated by
                    reference to Registration Statement on
                    Form S-8, Reg. No. 33-25327, Exhibits
                    4.5 and 4.4.


    4.(i)(3) Shareholders Agreement dated as of November 1, 1988, by and among The Southland Corporation, Thompson Brothers, L.P., Thompson Capital Partners, L.P., The Hayden Company,
                    The Williamsburg Corporation, Four J
                    Investment, L.P., each Limited Partner
                    of Thompson Capital Partners, L.P. as of the date thereof, and The Philp Co., incorporated by reference to File No. 0-676, Annual Report on Form 10-K for year ended December 31, 1988, Exhibit 4(i)(7), Tab 2.


    4.(i)(4)        Shareholders Agreement dated as of
                    March 5, 1991, among The Southland
                    Corporation, Ito-Yokado Co., Ltd.,
                    IYG Holding Company, Thompson Brothers,
                    L.P., Thompson Capital Partners, L.P.,
                    The Hayden Company, The Williamsburg
                    Corporation, Four J Investment, L.P.,
                    The Philp Co., participants in the
                    Company's Grant Stock Plan who are
                    signatories thereto and certain limited
                    partners of Thompson Capital Partners,
                    L.P. who are signatories thereto,
                    incorporated by reference to Schedule
                    13D filed by Ito-Yokado Co., Ltd.,
                    Seven-Eleven Japan Co., Ltd. and
                    IYG Holding Company, Exhibit A.

    4.(i)(5)        First Amendment to Shareholders
                    Agreement, dated December 30, 1992,
                    incorporated by reference to File Nos.
                    0-676 and 0-16626, Annual Report on
                    Form 10-K for year ended December 31,
                    1992, Exhibit 4.(i)(5), Tab 1.


    4.(i)(6) Warrant Agreement dated as of March 5, 1991, among certain Holders of Common Shares of The Southland Corporation named therein, Wilmington Trust Company, as Warrant Agent, The Southland Corporation and Ito-Yokado Co., Ltd., incorporated by reference to Schedule 13D filed by Ito-Yokado Co., Ltd., Seven-Eleven Japan Co., Ltd. and
                    IYG Holding Company, Exhibit B.


    4.(i)(7) Specimen Warrant Certificate to Purchase Common Shares of The Southland Corporation pursuant to Warrant Agreement dated as of March 5, 1991, with Wilmington Trust Company as Warrant Agent, incorporated by reference to
                    The Southland Corporation's Annual
                    Report on Form 10-K for the year ended
                    December 31, 1990, Exhibit 4.(i)(7).


    4.(ii)(1)       Indenture, including Debenture, with
                    Ameritrust Company National Association, as trustee, providing for 5% First
                    Priority Senior Subordinated Debentures
                    due December 15, 2003, incorporated by
                    reference to The Southland Corporation's
                    Annual Report on Form 10-K for the year
                    ended December 31, 1990, Exhibit
                    4.(ii)(2).


    4.(ii)(2)       Indenture, including Debentures, with
                    The Riggs National Bank of Washington,
                    D.C., as trustee providing for 4 1/2%
                    Second Priority Senior Subordinated
                    Debentures (Series A) due June 15, 2004,
                    4% Second Priority Senior Subordinated
                    Debentures (Series B) due June 15, 2004, and 12% Second Priority Senior
                    Subordinated Debentures (Series C) due
                    June 15, 2009, incorporated by reference to The Southland Corporation's Annual
                    Report on Form 10-K for the year ended
                    December 31, 1990, Exhibit 4.(ii)(3).

    4.(ii)(3)       Indenture among Cityplace Center East
                    Corporation, Security Pacific National
                    Bank, as trustee, and The Sanwa Bank
                    Limited, Dallas Agency, dated as of
                    February 15, 1987, providing for
                    7 7/8% Notes due February 15, 1995,
                    incorporated by reference to File No.
                    0-676, Annual Report on Form 10-K for
                    the year ended December 31, 1986,
                    Exhibit 4(ii)(8).


    4.(ii)(4)       Specimen 7 7/8% Note due February 15,
                    1995, issued by Cityplace Center East
                    Corporation, incorporated by reference
                    to File No. 0-676, Annual Report on Form
                    10-K for the year ended December 31,
                    1986, Exhibit 4(ii)(9).


    9.              Voting Trust Agreement.  None.
                    (Except see Exhibits 4.(i)(2), 4.(i)(4)
                    and 4.(i)(5), above.)


    10.             Material Contracts.


    10.(i)(1)       Stock Purchase Agreement among
                    The Southland Corporation, Ito-Yokado
                    Co., Ltd. and Seven-Eleven Japan Co.,
                    Ltd., dated as of January 25, 1991,
                    See Exhibit 2.(2), above.


    10.(i)(2)       Credit Agreement among the Company,
                    JT Acquisition Corporation and the Banks dated as of July 31, 1987, Amended and Restated as of November 5, 1987, and further Amended and Restated as of February 17, 1993, incorporated by reference to File Nos. 0-676 and 0-16626, Annual Report on Form 10-K for the year ended December 31, 1992,
                    Exhibit 10(i)(2).


    10.(i)(3)       First Amendment, dated as of July 30,
                    1993, to Second Amended and Restated
                    Credit Agreement, incorporated by
                    reference to File Nos. 0-676 and
                    0-16626, Quarterly Report on Form 10-Q
                    for the quarter ended June 30, 1993,
                    Exhibit (19), Tab 3.

    10.(i)(4)       Credit and Reimbursement Agreement by
                    and between Cityplace Center East
                    Corporation, an indirect wholly owned
                    subsidiary of Southland, and The Sanwa
                    Bank Limited, Dallas Agency, dated
                    February 15, 1987, relating to $290
                    million of 7 7/8% Notes due February 15,
                    1995, issued by Cityplace Center East
                    Corporation (to which Southland is not a party and which is non-recourse to Southland), incorporated by reference to
                    File No. 0-676, Annual Report on Form
                    10-K for the year ended December 31,
                    1986, Exhibit 10(i)(6).


    10.(i)(5)       First Amendment to Credit and
                    Reimbursement Agreement, dated as of
                    December 21, 1990, by and between
                    The Sanwa Bank, Limited, Dallas Agency
                    and Cityplace Center East Corporation,
                    incorporated by reference to
                    The Southland Corporation's Annual
                    Report on Form 10-K for the year ended
                    December 31, 1990, Exhibit 10.(i)(5).


    10.(i)(6)       Amended and Restated Lease Agreement
                    between Cityplace Center East
                    Corporation and The Southland
                    Corporation relating to The Southland
                    Tower, Cityplace Center, Dallas, Texas,
                    incorporated by reference to
                    The Southland Corporation's Annual
                    Report on Form 10-K for the year ended
                    December 31, 1990, Exhibit 10.(i)(7).


    10.(i)(7)       Limited Recourse Financing for
                    The Southland Corporation relating to
                    royalties from Seven-Eleven (Japan)
                    Company, Ltd. in the amount of Japanese
                    Yen 41,000,000,000, dated March 21,
                    1988, incorporated by reference to
                    File No. 0-676, Annual Report on
                    Form 10-K for year ended December 31,
                    1988, Exhibit 10.(i)(6).


    10.(ii)(B)(1)   Standard Form of 7-Eleven Store
                    Franchise Agreement, incorporated by
                    reference to File No. 0-676 and 0-16626,
                    Annual Report on Form 10-K for year
                    ended December 31, 1992,
                    Exhibit 10.(ii)(B)(1).

    10.(iii)(A)(1)  John P. Thompson Employment Agreement
                    dated as of March 5, 1991, incorporated
                    by reference to The Southland
                    Corporation's Annual Report on Form 10-K for the year ended December 31, 1990,
                    Exhibit 10.(iii)(A)(1).


    10.(iii)(A)(2)  Jere W. Thompson Employment Agreement
                    dated as of March 5, 1991, incorporated
                    by reference to the Southland
                    Corporation's Annual Report on Form 10-k for the year ended December 31, 1890,
                    Exhibit 10.(iii)(A)(2).


    10.(iii)(A)(3)  The Southland Corporation Executive
                    Protection Plan Summary.*                        Tab 1


    10.(iii)(A)(4)  The Southland Corporation Officers' 1993
                    Deferred Compensation Plan, sample
                    agreement.*                                      Tab 2


    10.(iii)(A)(5)  Executive Interest Differential
                    Reimbursement Program, incorporated by
                    reference to File No. 0-676,
                    Annual Report on Form 10-K for the
                    year ended December 31, 1982,
                    Exhibit 10(iii)(A)(9), Tab 4.


    10.(iii)(A)(6)  Bonus Deferral Agreement relating to
                    deferral of Bonus Payment, incorporated
                    by reference to File No. 0-676,
                    Annual Report on Form 10-K for the
                    year ended December 31, 1988,
                    Exhibit 10(iii)(A)(9), Tab 7.


    10.(iii)(A)(7)  Form of documents relating to Collateral
                    Assignment of Insurance Program,
                    incorporated by reference to File Nos.
                    0-676 and 0-16626, Annual Report on Form
                    10-K for the year ended December 31,
                    1989, Exhibit 10.(iii)(A)(10), Tab 4.


    10.(iii)(A)(8)  1993 Performance Plan, as amended                 Tab 3
                    January 1994.*



    10.(iii)(A)(9)  Consultant's Agreement between
                    The Southland Corporation and Timothy N.
                    Ashida, incorporated by reference to
                    File No. 0-676, Annual Report on Form
                    10-K for the year ended December 31,
                    1991, Exhibit 10(iii)(A)(10), Tab 4.


    11.             Statement re computation of per-share             Tab 4
                    earnings.
                    Calculation of earnings per share.*

    21.             Subsidiaries of the Registrant as of              Tab 5
                    March 1994.*



    23.             Consents of Experts and Counsel.


    23.(i)(1)       Consent of Coopers & Lybrand,                     Tab 6
                    Independent Auditors.*


    23.(i)(2)       Consent of Deloitte & Touche,                     Tab 7
                    Independent Auditors.*


- ----------------

* Filed or furnished herewith

(b) Reports on Form 8-K.

    During the fourth quarter of 1993, the Company filed no reports on Form 8-K.

(c) The exhibits required by Item 601 of Regulation S-K are attached hereto or incorporated by reference herein.

(d) (3) The financial statement schedules for The Southland Corporation and Subsidiaries are included herein.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of The Southland Corporation



Our report on the consolidated financial statements of The Southland Corporation and Subsidiaries, which includes an explanatory paragraph describing the change in method of accounting for postemployment benefits in 1993, is included on page 63 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 66 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




Coopers & Lybrand
Dallas, Texas
February 22, 1994

INDEPENDENT AUDITORS' REPORT ON
FINANCIAL STATEMENT SCHEDULES (Deloitte & Touche)



To the Board of Directors and Shareholders of
  The Southland Corporation
Dallas, Texas



We have audited the consolidated statements of operations, shareholders' equity (deficit) and cash flows of The Southland Corporation and subsidiaries for the year ended December 31, 1991, and have issued our report thereon dated March 27, 1992. The consolidated financial statements and our report thereon are included in Item 8 of this Form 10-K. Our audit also included the consolidated financial statement schedules of The Southland
Corporation and subsidiaries for the year ended December 31, 1991, listed in
Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.





Deloitte & Touche
Dallas, Texas
March 27, 1992

                                                                     SCHEDULE II

                   THE SOUTHLAND CORPORATION AND SUBSIDIARIES

            AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,

               PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                  YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993


                                                           ACTIVITY FOR YEAR ENDED DECEMBER 31, 1991
                                              ---------------------------------------------------------------------
                                                                    DEDUCTIONS             BALANCE AT END OF PERIOD
                              BALANCE AT                      -----------------------      ------------------------
                             DECEMBER 31,                      AMOUNTS      AMOUNTS                         NOT
 NAME OF DEBTOR                  1990         ADDITIONS       COLLECTED   WRITTEN OFF       CURRENT       CURRENT
 --------------                  ----         ---------       ---------   -----------       -------       -------
Clark J. Matthews, II             52,973         52,973                                                     105,946
John P. Thompson                 165,340        165,340                                                     330,680
Jere W. Thompson                 116,658        116,658                                                     233,316
Joe C. Thompson, Jr.              42,861         42,861                                                      85,722
                              ----------     ----------     ----------     ----------     ----------     ----------
                               $ 377,832        377,832             --             --             --     $  755,664
                              ----------     ----------     ----------     ----------     ----------     ----------
                              ----------     ----------     ----------     ----------     ----------     ----------


                                                           ACTIVITY FOR YEAR ENDED DECEMBER 31, 1992
                                              ---------------------------------------------------------------------
                                                                    DEDUCTIONS             BALANCE AT END OF PERIOD
                              BALANCE AT                      -----------------------      ------------------------
                             DECEMBER 31,                      AMOUNTS      AMOUNTS                         NOT
 NAME OF DEBTOR                  1991         ADDITIONS       COLLECTED   WRITTEN OFF       CURRENT       CURRENT
 --------------                  ----         ---------       ---------   -----------       -------       -------
Clark J. Matthews, II            105,946         52,973                                                     158,919
John P. Thompson                 330,680        165,340                                                     496,020
Jere W. Thompson                 233,316        116,658                                                     349,974
Joe C. Thompson, Jr.              85,722         42,861                                                     128,583
                              ----------     ----------     ----------     ----------     ----------     ----------
                              $  755,664     $  377,832             --             --             --     $1,133,496
                              ----------     ----------     ----------     ----------     ----------     ----------
                              ----------     ----------     ----------     ----------     ----------     ----------


                                                           ACTIVITY FOR YEAR ENDED DECEMBER 31, 1993
                                              ---------------------------------------------------------------------
                                                                    DEDUCTIONS             BALANCE AT END OF PERIOD
                              BALANCE AT                      -----------------------      ------------------------
                             DECEMBER 31,                      AMOUNTS      AMOUNTS                         NOT
 NAME OF DEBTOR                  1992         ADDITIONS       COLLECTED   WRITTEN OFF       CURRENT       CURRENT
 --------------                  ----         ---------       ---------   -----------       -------       -------
Clark J. Matthews, II            158,919                                                                    158,919
John P. Thompson                 496,020                                                                    496,020
Jere W. Thompson                 349,974                                                                    349,974
Joe C. Thompson, Jr.             128,583                                                                    128,583
                              ----------     ----------     ----------     ----------     ----------     ----------
                              $1,133,496             --             --             --             --     $1,133,496
                              ----------     ----------     ----------     ----------     ----------     ----------
                              ----------     ----------     ----------     ----------     ----------     ----------


     The notes are collateralized with life insurance policies. The principal associated with each note is due upon the earliest to occur of: i) completion of a stated number of policy years or ii) the accumulation of a predetermined policy value. No interest accrues on the notes unless there is an occurrence of a default.

                                                                      SCHEDULE V

                   THE SOUTHLAND CORPORATION AND SUBSIDIARIES

                          PROPERTY, PLANT AND EQUIPMENT

                  YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993
                             (DOLLARS IN THOUSANDS)



                                                                       BUILDINGS      MACHINERY
                                                                          AND            AND       CONSTRUCTION
                                                          LAND        LEASEHOLDS      EQUIPMENT     IN PROCESS        TOTAL
                                                      ------------   ------------   ------------   ------------   ------------
Balance January 1, 1991. . . . . . . . . . . . . . .  $   599,488    $ 1,278,008    $   600,684    $     8,828    $ 2,487,008
 Additions, at cost. . . . . . . . . . . . . . . . .        2,363         17,622         45,573          4,661         70,219
 Retirements or sales. . . . . . . . . . . . . . . .      (10,711)       (24,199)       (32,826)            --        (67,736)
 Translation adjustment. . . . . . . . . . . . . . .           81            304            251              6            642
                                                      -----------    -----------    -----------    -----------    -----------
Balance December 31, 1991. . . . . . . . . . . . . .      591,221      1,271,735        613,682         13,495      2,490,133
 Additions, at cost. . . . . . . . . . . . . . . . .        1,659         33,309         52,020          1,631         88,619
 Retirements or sales. . . . . . . . . . . . . . . .      (24,938)       (86,573)      (111,609)            --       (223,120)
 Translation adjustment. . . . . . . . . . . . . . .       (1,920)        (7,411)        (6,053)           (33)       (15,417)
 Other transactions(1) . . . . . . . . . . . . . . .      (28,616)       (24,092)        (4,424)        (1,389)       (58,521)
                                                      -----------    -----------    -----------    -----------    -----------

Balance December 31, 1992. . . . . . . . . . . . . .      537,406      1,186,968        543,616         13,704      2,281,694
 Additions, at cost. . . . . . . . . . . . . . . . .          640         75,058         97,947         21,716        195,361
 Retirements or sales. . . . . . . . . . . . . . . .      (26,182)       (73,120)       (60,841)            --       (160,143)
 Translation adjustment. . . . . . . . . . . . . . .         (690)        (2,848)        (2,433)           (99)        (6,070)
 Other transactions(2) . . . . . . . . . . . . . . .      (16,054)        (2,154)            --             --        (18,208)
                                                      -----------    -----------    -----------    -----------    -----------

Balance December 31, 1993. . . . . . . . . . . . . .  $   495,120    $ 1,183,904    $   578,289    $    35,321    $ 2,292,634
                                                      -----------    -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------    -----------



     Depreciation of plant and equipment and amortization of capital leases is based upon the estimated useful lives of these assets using the straight-line method. Amortization of improvements to leased properties is based upon the remaining terms of the leases or the estimated useful lives of such improvements, whichever is shorter. Annual rates used in computing the provision for depreciation and amortization were as follows:


          Buildings and leaseholds . . . . . . . . . . . . . . .2.5% to 20.0%
          Furniture and fixtures . . . . . . . . . . . . . . . .10% to 33.3%
          Machinery and equipment. . . . . . . . . . . . . . . .5% to 33.3%

(1) Other transactions consist of reclassifications of previously established reserves to the applicable property, plant and equipment classifications as well as writedowns to estimated net realizable value of the remaining Distribution and Food Centers and store closings.

(2) Other transactions are writedowns associated with store closings and expected dispositions of properties.


                                                                     SCHEDULE VI

                   THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                  ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                          PROPERTY, PLANT AND EQUIPMENT

                   YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993
                             (DOLLARS IN THOUSANDS)


                                                        BUILDINGS      MACHINERY
                                                           AND            AND
                                                       LEASEHOLDS      EQUIPMENT        TOTAL
                                                       ----------     ----------     ----------
Balance January 1, 1991. . . . . . . . . . . . . .     $  389,559     $  367,380     $  756,939
 Additions charged to expense. . . . . . . . . . .        110,342         69,513        179,855
 Retirements or sales. . . . . . . . . . . . . . .        (13,328)       (25,838)       (39,166)
 Translation adjustment. . . . . . . . . . . . . .             93            146            239
                                                       ----------     ----------     ----------
Balance December 31, 1991. . . . . . . . . . . . .        486,666        411,201        897,867
 Additions charged to expense. . . . . . . . . . .        102,319         58,183        160,502
 Retirements or sales. . . . . . . . . . . . . . .        (40,583)       (79,614)      (120,197)
 Translation adjustment. . . . . . . . . . . . . .         (4,081)        (4,314)        (8,395)
 Other transactions (1). . . . . . . . . . . . . .           (153)        (4,093)        (4,246)
                                                       ----------     ----------     ----------
Balance December 31, 1992. . . . . . . . . . . . .        544,168        381,363        925,531
 Additions charged to expense. . . . . . . . . . .         91,312         43,608        134,920
 Retirements or sales. . . . . . . . . . . . . . .        (48,611)       (53,316)      (101,927)
 Translation adjustment. . . . . . . . . . . . . .         (1,723)        (1,753)        (3,476)
                                                       ----------     ----------     ----------
Balance December 31, 1993. . . . . . . . . . . . .     $  585,146     $  369,902     $  955,048
                                                       ----------     ----------     ----------
                                                       ----------     ----------     ----------


(1) Consist of reclassifications of previously established reserves to the applicable property, plant and equipment classifications.


                                                                     SCHEDULE IX

                   THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                              SHORT-TERM BORROWINGS

                  YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993
                             (DOLLARS IN THOUSANDS)


                                                                                                DURING THE PERIOD
                                                                END OF PERIOD          -----------------------------------
                                                         ----------------------------    MAXIMUM      AVERAGE     WEIGHTED
                                                                        WEIGHTED          AMOUNT      AMOUNT      AVERAGE
                                                                         AVERAGE       OUTSTANDING  OUTSTANDING   INTEREST
   CATEGORY OF AGGREGATE SHORT-TERM BORROWINGS(1)        BALANCE(2)  INTEREST RATE(3)      (4)         (5)        RATE(6)
   ----------------------------------------------        ----------  ----------------  -----------  -----------  ---------
Year ended December 31, 1991:
  Commercial paper . . . . . . . . . . . . . . . .               --                --           --           --         --
  Notes payable to banks . . . . . . . . . . . . .         $  7,833             8.50%    $ 119,526    $  21,651     15.55%

Year ended December 31, 1992:
  Commercial paper . . . . . . . . . . . . . . . .         $ 71,866             3.77%     $ 71,866     $ 56,844      3.39%
  Notes payable to banks . . . . . . . . . . . . .            3,534             8.62%       14,724        5,111      8.04%

Year ended December 31, 1993:
  Commercial paper . . . . . . . . . . . . . . . .        $  41,220             3.32%     $ 78,415     $ 67,153      3.26%
  Notes payable to banks . . . . . . . . . . . . .           16,455             5.57%       16,455        4,673      6.14%

(1) Commercial paper began being issued in September 1992, and was outstanding with remaining maturities of up to three months. Notes payable to banks in 1991 consisted of three revolving credit facilities which included the Debtor-In-Possession Credit Agreement (which expired upon consummation of the Restructuring), the revolving credit facility under the Credit Agreement and the Canadian revolving credit facility. Notes payable to banks consisted of borrowings under the Canadian revolving credit facility in 1992, combined with borrowings under the Credit Agreement's revolving credit facility in 1993. See Note 9 to Consolidated Financial Statements for details of the commercial paper and the revolving credit facilities. For years reported, notes payable to banks were outstanding with remaining maturities of up to three months.

(2) Balance at end of period excludes notes payable amounts classified as long-term in the amount of $3,854,000 and $6,043,000, respectively, for 1992 and 1993 and commercial paper of $150,000,000 and $350,000,000, respectively, for 1992 and 1993.

(3) The weighted average interest rate is based on the outstanding borrowings and their outstanding maturities (excluding amounts classified as long-term debt) at the end of the period.

(4) Maximum amount outstanding excludes notes payable amounts classified as long-term debt in the amount of $6,043,000 for 1993 and commercial paper of $150,000,000 in 1992 and $250,000,000 in 1993.

(5) The average amount outstanding during the period for notes payable was calculated by determining an average daily balance per month (excluding amounts classified as long-term debt), adding these average balances together, and dividing by twelve months. The average amount outstanding for commercial paper is an average of quarterly amounts outstanding (excluding amounts classified as long-term debt).

(6) The weighted average interest rate during the period was calculated by dividing the average daily interest amount by the average daily principal balance, and multiplying by 360 days. The rate for 1991 includes approximately $1,100,000 in additional interest for the period from July 19, 1990, through March 4, 1991, which was awarded by the Bankruptcy Court in a March 17, 1992 decision as it related to the revolving credit facility under the Credit Agreement.


                                    SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  THE SOUTHLAND CORPORATION
                                      (Registrant)


                                  /s/ Clark J. Matthews, II
                                  ----------------------------------
March 28, 1994                    Clark J. Matthews, II
                                  President and Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                      Title                                                      Date
         ---------                      -----                                                      ----

/s/ Masatoshi Ito
- --------------------------              Chairman of the Board and Director                        March 28, 1994
Masatoshi Ito

/s/ Toshifumi Suzuki
- --------------------------              Vice Chairman of the Board and Director                   March 28, 1994
Toshifumi Suzuki

/s/ Clark J. Matthews, II
- -------------------------               President and Chief Executive Officer and Director        March 28, 1994
Clark J. Matthews, II                   (Principal Executive Officer) and Acting Chief
                                        Financial Officer (Principal Financial Officer)

/s/ Vernon P. Lotman
- --------------------------              Vice President and Controller                             March 28, 1994
Vernon P. Lotman                        (Principal Accounting Officer)

/s/ Yoshitami Arai
- --------------------------              Director                                                  March 28, 1994
Yoshitami Arai

/s/ Timothy N. Ashida
- --------------------------              Director                                                  March 28, 1994
Timothy N. Ashida

/s/ Jay W. Chai
- --------------------------              Director                                                  March 28, 1994
Jay W. Chai

/s/ Gary J. Fernandes
- --------------------------              Director                                                  March 28, 1994
Gary J. Fernandes

/s/ Masaaki Kamata
- --------------------------              Director                                                  March 28, 1994
Masaaki Kamata

/s/ Kazuo Otsuka
- --------------------------              Director                                                  March 28, 1994
Kazuo Otsuka

/s/ Asher O. Pacholder
- --------------------------              Director                                                  March 28, 1994
Asher O. Pacholder

/s/ Nobutake Sato
- --------------------------              Director                                                  March 28, 1994
Nobutake Sato

/s/ Tatsuhiro Sekine
- --------------------------              Director                                                  March 28, 1994
Tatsuhiro Sekine

/s/ Jere W. Thompson
- --------------------------              Co-Vice Chairman of the Board and Director                March 28, 1994
Jere W. Thompson

/s/ John P. Thompson
- --------------------------              Co-Vice Chairman of the Board and Director                March 28, 1994
John P. Thompson

                                      80