Form 10-Q
period 1994-03-31
SOUTHLAND CORP
filed 1994-04-29
CIK 92344

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended March 31, 1994

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   Commission File Numbers 0-676 and 0-16626


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


        Registrant's telephone number, including area code, 214/828-7011


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   No


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes X   No


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


    409,922,935 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of March 31, 1994.

                           THE SOUTHLAND CORPORATION
                                     INDEX


                                                                    Page
                                                                    No.

Part I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements:

                Condensed Consolidated Balance Sheets -
                  March 31, 1994 and December 31, 1993 ............    1

                Condensed Consolidated Statements of Operations -
                  Three Months Ended March 31, 1994 and 1993 ......    2

                Condensed Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 1994 and 1993 ......    3

                Note to Condensed Consolidated Financial Statements    4

                Report of Independent Accountants .................    5

      Item 2.  Management's Discussion and Analysis of Financial Condition
        and Results of Operations ...............................      6

Part II.  OTHER INFORMATION

      Item 1.  Legal Proceedings ................................     10

      Item 6.  Exhibits and Reports on Form 8-K .................     11

SIGNATURES .......................................................    12

      Exhibit (11) - Statement re Computation of Per-Share Earnings
      ...........................................................  Tab 1

      Exhibit (15) - Letter re Unaudited Interim Financial Information
      ...........................................................  Tab 2














                                      (i)

                                   THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                       ASSETS

                                                                            MARCH 31,      DECEMBER 31,
                                                                               1994            1993
                                                                          -------------   -------------
                                                                           (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents...........................................   $     11,429    $     13,486
   Accounts and notes receivable.......................................         90,561          90,934
   Inventories.........................................................        105,297         109,363
   Other current assets................................................         37,225          31,954
                                                                          -------------   -------------
       TOTAL CURRENT ASSETS............................................        244,512         245,737
PROPERTY, PLANT AND EQUIPMENT..........................................      1,321,225       1,337,586
OTHER ASSETS...........................................................        405,723         415,422
                                                                          -------------   -------------
                                                                          $  1,971,460    $  1,998,745
                                                                          =============   =============

                                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Trade accounts payable..............................................   $    183,599    $    196,026
   Accrued expenses and other liabilities..............................        327,297         347,563
   Commercial paper....................................................         48,132          41,220
   Long-term debt due within one year..................................        214,779         149,503
                                                                          -------------   -------------
       TOTAL CURRENT LIABILITIES.......................................        773,807         734,312
DEFERRED CREDITS AND OTHER LIABILITIES.................................        240,023         242,426
LONG-TERM DEBT.........................................................      2,214,944       2,270,357
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT):
   Common stock, $.0001 par value......................................             41              41
   Additional capital..................................................        625,574         625,574
   Accumulated deficit.................................................     (1,882,929)     (1,873,965)
                                                                          -------------   -------------
       TOTAL SHAREHOLDERS' EQUITY (DEFICIT)............................     (1,257,314)     (1,248,350)
                                                                          -------------   -------------
                                                                          $  1,971,460    $  1,998,745
                                                                          =============   =============

                       See note to condensed consolidated financial statements.

                              THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)
                                              (UNAUDITED)

                                                                                   THREE MONTHS
                                                                                  ENDED MARCH 31,
                                                                            --------------------------
                                                                                1994           1993
                                                                            -----------    -----------
REVENUES:
     Net sales (including $235,083 and $228,018 in excise taxes)........    $1,511,977     $1,582,324
     Other income.......................................................        16,909         15,837
                                                                            -----------    -----------
                                                                             1,528,886      1,598,161
COST OF GOODS SOLD AND EXPENSES:
     Cost of goods sold.................................................     1,184,294      1,232,245
     Selling, general and administrative expenses.......................       322,172        353,637
     Interest expense...................................................        25,852         23,130
     Contributions to Employees' Savings and Profit Sharing Plan........         3,249          3,331
                                                                            -----------    -----------
                                                                             1,535,567      1,612,343
                                                                            -----------    -----------
LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE.....        (6,681)       (14,182)
INCOME TAXES............................................................         1,450          1,700
                                                                            -----------    -----------
LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE......................        (8,131)       (15,882)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR POSTEMPLOYMENT BENEFITS......           -          (16,537)
                                                                            -----------    -----------
NET LOSS................................................................    $   (8,131)    $  (32,419)
                                                                            ===========    ===========
LOSS PER COMMON SHARE (Primary and Fully Diluted):
      Before cumulative effect of accounting change.....................        $(.02)         $(.04)
      Cumulative effect of accounting change............................          -             (.04)
                                                                                ------         ------
      Net loss..........................................................        $(.02)         $(.08)
                                                                                ======         ======

                      See note to condensed consolidated financial statements.

                                 THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (DOLLARS IN THOUSANDS)
                                                (UNAUDITED)

                                                                                              THREE MONTHS
                                                                                             ENDED MARCH 31,
                                                                                      ---------------------------
                                                                                          1994           1993
                                                                                      ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss.......................................................................   $    (8,131)   $   (32,419)
    Adjustments to reconcile net loss to net cash provided by operating activities:
        Cumulative effect of accounting change for postemployment benefits.........            -          16,537
        Depreciation and amortization of property, plant and equipment.............        35,535         33,192
        Other amortization.........................................................         4,757          4,890
        Noncash interest expense...................................................         2,295          2,075
        Other noncash expense......................................................           440            458
        Net (gain) loss on property, plant and equipment...........................        (3,881)         1,121
        Decrease in accounts and notes receivable..................................         6,028         27,614
        Decrease in inventories....................................................         4,066          7,073
        (Increase) decrease in other assets........................................        (4,065)           705
        Decrease in trade accounts payable and other liabilities...................       (27,686)       (11,252)
                                                                                      ------------   ------------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES........................         9,358         49,994
                                                                                      ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for purchase of property, plant and equipment.........................       (34,530)       (23,869)
    Proceeds from sale of property, plant and equipment............................         3,651          8,596
    Net currency exchange principal transactions...................................        (4,662)        (3,928)
    Payments on notes from sales of real estate....................................           482            364
    Cash received from other investments...........................................            17            304
    Cash provided by distribution and food center assets...........................           481          4,134
    Proceeds from sale of distribution and food center assets......................         6,305         22,707
                                                                                      ------------   ------------
                  NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES..............       (28,256)         8,308
                                                                                      ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from commercial paper and revolving credit facilities.................     1,091,346      1,003,282
    Payments under commercial paper and revolving credit facilities................    (1,053,099)      (997,897)
    Principal payments under long-term debt agreements.............................       (21,406)       (35,520)
                                                                                      ------------   ------------
                  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES..............        16,841        (30,135)
                                                                                      ------------   ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS...............................        (2,057)        28,167
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.....................................        13,486          1,804
                                                                                      ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................................   $    11,429    $    29,971
                                                                                      ============   ============

RELATED DISCLOSURES FOR CASH FLOW REPORTING:
    Interest paid, excluding SFAS 15 Interest......................................   $   (22,937)   $   (23,005)
                                                                                      ============   ============
    Net income taxes paid..........................................................   $      (367)   $      (394)
                                                                                      ============   ============

                       See note to condensed consolidated financial statements.

                    THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MARCH 31, 1994
                                    (UNAUDITED)



1.  BASIS OF PRESENTATION:

   The condensed consolidated balance sheet as of March 31, 1994, and the condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 1994 and 1993, have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal, recurring adjustments) necessary to present fairly the financial position at March 31, 1994, and the results of operations and cash flows for all periods presented, have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

   The condensed consolidated balance sheet as of December 31, 1993, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1993, include accounting policies and additional information pertinent to an understanding of both the December 31, 1993, balance sheet and the interim financial statements. The information has not changed except as a result of normal transactions in the three months ended March 31, 1994.

                   Report of Independent Accountants








To the Board of Directors and Shareholders of The Southland Corporation

    We have reviewed the accompanying condensed consolidated balance sheet of The Southland Corporation and Subsidiaries as of March 31, 1994, the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 1994 and 1993. These financial statements are the responsibility of the company's management.

    We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

    Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements of The Southland Corporation and Subsidiaries for them to be in conformity with generally accepted accounting principles.

    We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1993, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the year then ended (not presented herein); and in our report dated February 22, 1994, which included an explanatory paragraph describing the change in method of accounting for postemployment benefits in 1993, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



COOPERS & LYBRAND




Dallas, Texas
April 21, 1994

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

    The Company's net loss for the first quarter of 1994 was $8.1 million (-$.02 per share) compared to a net loss of $32.4 million (-$.08 per share) for the same period in 1993. The 1993 results included a $16.5 million charge for the cumulative effect of an accounting change for postemployment benefits as required by Statement of Financial Accounting Standards ("SFAS") No. 112.


Liquidity and Capital Resources

    On August 30, 1993, the Company redeemed its 12% Notes due on December 15, 1996 ("the 12% Notes"), which had an outstanding face value of $250.6 million, and refinanced them with working capital and an additional $150 million term loan under the existing senior bank credit agreement (the "Credit Agreement").

    As a result of the refinancing, at current interest rates, the Company expects to save up to $16 million in 1994 cash interest payments. However, since interest on the additional term loan is not subject to SFAS No. 15 treatment, it will be expensed and, therefore, at current interest rates, the Company's reported interest expense for 1994 will increase by an estimated $15 million.

    The Company believes that it will have adequate liquidity going forward, from its $400 million commercial paper facility (guaranteed by Ito-Yokado Co., Ltd.) and from its revolving credit facility under the Credit Agreement ("the Revolver"), which, respectively, had outstanding balances of $398.1 million and $45.0 million on March 31, 1994, and from its operating cash flow. The Company's cash availability from the Revolver is limited to $25 million until $375 million of commercial paper is outstanding, and thereafter to the lesser of $150 million or the difference between $275 million and the amount of letters of credit outstanding. As of March 31, 1994, outstanding letters of credit totaled $116.4 million.

    The Credit Agreement contains numerous financial and operating covenants requiring, among other things, the attainment of certain levels of EBITDA (defined in the Credit Agreement as earnings before interest income and expense, income taxes, depreciation and amortization, the monetized royalty income from the Company's area licensee in Japan, certain other unusual income and expense items and certain other noncash items). In addition, the covenants require the maintenance of certain financial ratios, including cash interest coverage, fixed charge coverage, total debt to EBITDA and senior indebtedness to subordinated indebtedness. The covenant levels established by the Credit Agreement generally require continuing improvement in the Company's financial condition.

    For the period ended March 31, 1994, the Company was in compliance with all of the covenants required under the Credit Agreement. The Company complied with the principal financial covenants, which are calculated over the latest 12-month period as follows: cash interest coverage (including the effect of the SFAS No. 15 interest payments) was 2.10 to 1.00, higher than the 1.65-to-1.00 minimum; fixed charge coverage was 1.44 to 1.00, higher than the 0.97-to-1.00 minimum; total debt to EBITDA was 8.94 to 1.00, lower than the 12.28-to-1.00 maximum; senior indebtedness to subordinated indebtedness was 1.36 to 1.00, lower than the 1.58-to-1.00 maximum; and EBITDA was $272.7 million, higher than the $237.0 million minimum.

Cash Flows from Operating Activities

    During 1994, net cash provided by operating activities was $9.4 million, which includes a $27.7 million decrease in trade accounts payable and other liabilities primarily due to the timing of payments.


Cash Flows from Investing Activities

    During 1994, net cash used in investing activities consisted primarily of payments of $34.5 million for property, plant and equipment, the majority of which was used for remodeling stores, upgrading retail gasoline facilities, replacing equipment and enhancing underground storage tanks. The Company expects 1994 capital expenditures to be approximately $185 million, primarily to complete remodels started in 1993 and to remodel at least 1,000 additional stores. The 1994 average-per-store capital expenditures and associated upfront expenses are being reduced compared to 1993 levels to focus remodeling activity on features that are most noticeable to customers and have the most immediate and positive impact on store performance, such as lighting and security, food service equipment, necessary maintenance and consistent image. Reducing the extent of the remodels will also mitigate the need to close stores while construction is under way, which significantly slowed the merchandise sales recovery and growth at stores that were closed during remodeling in 1993.

    The Company anticipates that it will spend approximately $18 million in 1994 on capital improvements required to comply with environmental regulations relating to gasoline storage tank systems at store locations and approximately an additional $17 million on such capital improvements from 1995 through 1997.

    Additionally, the Company accrues for the anticipated future costs of environmental clean-up activities (consisting of contamination assessment and remediation) relating to detected releases of regulated substances at its existing and previously operated sites at which gasoline was sold (including store sites and other facilities that have been sold by the Company). The Company expects that it will be required to spend approximately $56 million during the next five years to undertake such activities. This estimate is based on the Company's prior experience with gasoline sites and its analysis of such factors as the age of the tanks, location of tank sites and experience with contractors who perform contamination assessment and remedial work. However, the Company is eligible to receive reimbursement for a large portion of these assessment and remediation costs under state reimbursement programs.

    At March 31, 1994, the Company's recorded liability for sites where releases have been detected was $55,805,000. The Company has recorded a receivable of $54,813,000 (net of an allowance of $14,629,000) for the estimated probable state reimbursements in connection with such releases. The estimated future assessment and remediation expenditures and related state reimbursement amounts could change as governmental requirements and state reimbursement programs change in future years.

    The Company anticipates that substantially all of the future assessment and remediation costs for sites with detected releases of regulated substances at March 31, 1994, will be incurred within the next five years. There is no assurance of the timing of the receipt of state reimbursement funds. However, based on its experience, the Company expects to receive state reimbursement funds within one to three years after incurring eligible assessment and remediation expenses, assuming that the state administrative procedures for processing such reimbursements have been fully developed.

    In December 1988, the Company closed its chemical manufacturing facility in New Jersey. As a result, the Company is required to conduct environmental remediation at the facility and has accrued a liability for this purpose.
The Company has submitted a clean-up plan to the New Jersey Department of Environmental Protection and Energy (the "State"), which provides for remediation at the site as well as continued groundwater monitoring for a number of years. While the Company has received initial comments from the State, a final clean-up plan has not been determined. At March 31, 1994, the Company's recorded liability is $38,513,000, its best estimate of the clean-up and monitoring costs. In 1991, the Company entered into a settlement agreement with a large chemical company that formerly owned the chemical manufacturing facility. Under the settlement agreement, the former owner agreed to pay a substantial portion of the clean-up costs described above. The Company has recorded a receivable of $22,592,000 at March 31, 1994, representing the former owner's portion of the accrued clean-up costs.

    None of the amounts related to environmental liabilities have been discounted.

    On March 31, 1994, the Company sold its distribution center in Tyler, Texas. The Company has subleased its distribution center in Champaign, Illinois, and has contracted to sell it to the sublessee at the end of 1994. This will be the last divestiture related to the Company's distribution operations.


Cash Flows from Financing Activities

    During 1994, the Company repaid $21.4 million on certain secured indebtedness, which included $9.8 million on the senior term loan under the Credit Agreement (the "Term Loan").

Results of Operations-Three Months Ended March 31, 1994

    The Company recorded net sales of $1.51 billion for the three months ended March 31, 1994, compared to net sales of $1.58 billion during the same period in 1993. The decline is primarily due to approximately 360 fewer convenience stores in 1994 and cigarette price reductions on certain premium brands associated with manufacturers' cost reductions. Same-store (stores open more than one year) merchandise sales increased .2% for the first quarter of 1994, while 7-Eleven experienced a decline in its merchandise inflation rate of 1.9%, resulting in real growth in sales of 2.2%. This is the first quarter of positive same-store sales growth since the third quarter of 1991. The improvement reflects the positive effects of the Company's decision to close approximately 360 low-volume stores since the first quarter of 1993, as well as the benefits of its new merchandise and store remodeling strategies.

    Gasoline sales per store increased 6.1% for the first quarter of 1994 due to per-store volume improvement of 11.2%, reflecting favorable market conditions as well as the impact of several successful business strategies: ongoing remodeling to enhance the appeal and convenience of the Company's gas facilities; promoting the high quality of 7-Eleven's CITGO-brand gasoline; managing gasoline prices, inventories and product mix on a by-store basis; and the closing of low-volume locations.

    Other income of $16.9 million in 1994 consisted primarily of royalties from area licensees, principally Seven-Eleven Japan Co., Ltd.

    Consolidated gross profits were $327.7 million for the first three months of 1994, $22.4 million below the same period in 1993, reflecting lower merchandise gross profits because of fewer stores. Merchandise gross profits per store for the quarter were up 1.0% over 1993 levels because of the increase in merchandise sales per store, which was partially offset by a slight decline in margins. The margin decline reflected the Company's ongoing implementation of everyday fair pricing, as well as 7-Eleven stores cycling against their first full year of margin gains from reduced product costs. Merchandise gross profit per store has consistently improved over
prior year results for the last five quarters.   Gross profit on retail
gasoline sales was 13.9 cents per gallon for the first quarter of 1994, an increase of .7 cents compared to the same period in 1993 due to favorable market conditions and the positive impact of capital expenditure programs.
As a result of the gasoline sales and margin improvement, per-store gasoline gross profits for the first quarter of 1994 were 16.8% higher than in 1993. (Except where noted, all per-store numbers above refer to an average of all stores rather than only stores open a year or more).

    Since 1992, the Company has adopted a more customer-driven approach to merchandising, intended to greatly expand and improve the quality and variety of 7-Eleven's product selection through improved ordering, consistently phasing out slow-selling items and aggressively introducing new products in the early stages of their life cycle. The new merchandising process was begun in 1992, its usage was expanded in 1993, and the Company expects to improve its implementation further in 1994. Since 1992, this new process has resulted in improved sales and profits in those stores that are applying it to a significant number of major product categories. In addition, in 1994, many 7-Eleven stores have continued to implement everyday fair pricing, which minimizes discounting and promotions and instead charges a competitive everyday fair price on all items, and the Company has continued to recommend to its franchisees the adoption of these strategies. Going forward, 7-Eleven plans to migrate toward lower retail prices as the Company achieves lower product costs through strategic alliances with its suppliers.

    In addition, the Company has taken several other steps in 1994 that, together with 7-Eleven's everyday-fair-pricing strategy, have contributed to the increased per-store merchandise sales in the first quarter. These steps include continued closure of low-volume stores and a more efficient remodel process that limits store downtime.

    Selling, general and administrative expenses ("SG&A") decreased $31.5 million in the first quarter of 1994 compared to the same period in 1993. Most of this decrease in SG&A expense resulted from cost savings realized from the reductions in force that began late in 1992 and continued in 1993 and the effect of having approximately 360 fewer stores in the first quarter of 1994. The ratio of SG&A expenses to sales was 21.3% in the first quarter of 1994, a decrease of 1.04 percentage points from 1993 levels.

    As expected, the Company's total interest expense increased $2.7 million for the quarter compared to the same period in 1993, primarily due to the refinancing of the 12% Notes (see Liquidity and Capital Resources section). The weighted average interest rate on the Company's floating rate debt was
4.67% for the first quarter of 1994.   The Company does not believe that the
current rise in interest rates will have a material negative impact on its net profitability, since on March 31, 1994, approximately 30% of its debt as reported on its balance sheet carried floating rates.

    As a result of the operating improvements described above, the Company recorded a net loss of $8.1 million for the first quarter of 1994 compared to
a loss of $32.4 million during the same period in 1993.   The 1993 results
included a $16.5 million charge for the cumulative effect of an accounting change for postemployment benefits as required by SFAS #112. The loss per common share for the first quarter of 1994, both primary and fully diluted, was $.02.

    The Company believes that continued improvement and implementation of the 7-Eleven business concept, including its more customer-focused merchandising programs, a more efficient remodel process, and reductions in overhead expense, is improving its ability to compete more effectively and will contribute to improved results for 7-Eleven in 1994.

                             OTHER INFORMATION

Item 1.  Legal Proceedings.

   On April 6, 1994, The Southland Corporation ("Southland," or the "Company") received notice of the filing of a lawsuit entitled Emil V. Sparano, Judith Curley, Robert Strauss, Patrick J. McCarthy, Lana K. York, Morris S. Greenstein, Bruce R. Smok, Robert Wasson and Joseph P. Lurquin, on behalf of themselves and all others similarly situated, Plaintiffs, v. The Southland Corporation, a Texas Corporation, IYG Holding Company, a Delaware Corporation, Ito-Yokado, Ltd., a foreign corporation, Seven-Eleven Japan Co., Ltd., a foreign corporation, John P. Thompson, Jere W. Thompson, Joe C. (a/k/a "Jodie") Thompson, Jr., Clark J. Mathews, II, Walton Grayson, III, John H. Rodgers, and Frank Gangi, Defendants, Case No. 946-2098, in the U.S. District Court for the Northern District of Illinois. The plaintiffs, nine current or former 7-Eleven franchisees, seek to represent a class, purportedly consisting of all persons or entities who purchased or owned one or more 7-Eleven convenience store franchises since 1987.

   Of the named defendants, Clark J. Matthews, II and John H. Rodgers are current officers of the Company, and Mr. Matthews is also a director; Walton Grayson, III and Frank Gangi are former officers of the Company, and Mr. Grayson is also a former director; John P. Thompson and Jere W. Thompson have been directors both prior to, and at all times since, 1987; Joe C. Thompson, Jr. is a former director of the Company (hereafter John P. Thompson, Jere W. Thompson and Joe C. Thompson, Jr., collectively, the "Thompsons"); IYG Holding Company ("IYG") holds approximately 64% of the shares of the Company and is a jointly owned subsidiary of Ito-Yokado Co., Ltd. ("Ito-Yokado") and Seven-Eleven Japan Co., Ltd. ("Seven-Eleven Japan").

   The Complaint alleges ten causes of action, as follows: that Southland breached the terms of the 7-Eleven Store Franchise Agreement, breached a fiduciary duty owed to franchisees and breached an implied covenant of good faith and fair dealing in the franchise agreement; that each of the individual defendants breached a fiduciary duty, a duty of competence, loyalty and due care with regard to the management of the joint business of Southland and the franchisees' convenience stores, and permitted a fraudulent conveyance of the Company's assets, as a result of the leveraged buy-out of the Company in 1987 by JT Acquisition Corporation (an affiliate of the Thompsons); that IYG, Ito-Yokado and Seven-Eleven Japan breached a fiduciary duty owed to the franchisees beginning with the acquisition of Southland by IYG in 1991 following the Company's bankruptcy reorganization under Chapter 11 of the U.S. Bankruptcy Code; that all defendants fraudulently converted and misappropriated, for their own purposes, funds that should have been used to support franchisees and their franchise operations; that the Thompsons breached a duty of loyalty and engaged in improper self-dealing by virtue of the leveraged buy-out and restructuring of the Company; and that a constructive trust should be imposed requiring all defendants to return funds to the plaintiffs.

   The Complaint seeks compensatory damages in excess of one billion dollars, other compensatory, consequential and punitive damages, interest, costs and attorneys' fees. Southland believes all of the claims are without merit and will vigorously defend against the suit.

Item 6.  Exhibits and Reports on Form 8-K.

   (a) Exhibits:
       1. Exhibit (11) -- Statement re Computation of Per-Share Earnings.
       2. Exhibit (15) -- Letter re Unaudited Interim Financial Information.
                          Letter of Coopers & Lybrand, Independent Accountants.

   (b) 8-K Reports:
During the first quarter of 1994, the Company filed no reports on Form 8-K.

                                 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE SOUTHLAND CORPORATION
                                                   (Registrant)



Date:  April 29, 1994                        /s/  CLARK J. MATTHEWS, II
                                                      (Officer)
                                                Clark J. Matthews, II
                                             President and Chief Executive
Officer


Date:  April 29, 1994                         /s/  VERNON P. LOTMAN
                                           (Principal Accounting Officer)
                                                  Vernon P. Lotman
                                           Vice President and Controller