Form 10-Q
period 1994-06-30
SOUTHLAND CORP
filed 1994-08-01
CIK 92344

                                  FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1994

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


                   APPLICABLE ONLY TO CORPORATE ISSUERS:


    409,922,935 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of June 30, 1994.

                           THE SOUTHLAND CORPORATION
                                     INDEX


                                                                          PAGE
                                                                          NO.

Part I.  FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS:

         Condensed Consolidated Balance Sheets -
           June 30, 1994 and December 31, 1993 .......................     1

         Condensed Consolidated Statements of Operations -
           Three Months and Six Months Ended June 30, 1994 and 1993 ..     2

         Condensed Consolidated Statements of Cash Flows -
           Six Months Ended June 30, 1994 and 1993 ...................     3

         Note to Condensed Consolidated Financial Statements .........     4

         Report of Independent Accountants............................     5

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      AND RESULTS OF OPERATIONS ......................................     6

Part II.  OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS .......................................    10

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .....    11

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ........................    11

SIGNATURES ...........................................................    12

    Exhibit (11) - Statement re Computation of Per-Share Earnings
    .................................................................. Tab 1

    Exhibit (15) - Letter re Unaudited Interim Financial Information
    .................................................................. Tab 2

















                                      (i)

                                   THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                       ASSETS

                                                                             JUNE 30,     DECEMBER 31,
                                                                               1994            1993
                                                                          -------------   -------------
                                                                           (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents...........................................   $      4,854    $     13,486
   Accounts and notes receivable.......................................         89,812          90,934
   Inventories.........................................................        112,482         109,363
   Other current assets................................................         25,710          31,954
                                                                          -------------   -------------
       TOTAL CURRENT ASSETS............................................        232,858         245,737
PROPERTY, PLANT AND EQUIPMENT..........................................      1,315,168       1,337,586
OTHER ASSETS...........................................................        389,456         415,422
                                                                          -------------   -------------
                                                                          $  1,937,482    $  1,998,745
                                                                          =============   =============

                                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Trade accounts payable..............................................   $    207,450    $    196,026
   Accrued expenses and other liabilities..............................        319,075         347,563
   Commercial paper....................................................         48,868          41,220
   Long-term debt due within one year..................................        196,644         149,503
                                                                          -------------   -------------
       TOTAL CURRENT LIABILITIES.......................................        772,037         734,312
DEFERRED CREDITS AND OTHER LIABILITIES.................................        246,592         242,426
LONG-TERM DEBT.........................................................      2,144,101       2,270,357
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT):
   Common stock, $.0001 par value......................................             41              41
   Additional capital..................................................        625,574         625,574
   Accumulated deficit.................................................     (1,850,863)     (1,873,965)
                                                                          -------------   -------------
       TOTAL SHAREHOLDERS' EQUITY (DEFICIT)............................     (1,225,248)     (1,248,350)
                                                                          -------------   -------------
                                                                          $  1,937,482    $  1,998,745
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



                                THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)
                                               (UNAUDITED)


                                                                 THREE MONTHS                SIX MONTHS
                                                                ENDED JUNE 30,             ENDED JUNE 30,
                                                           ------------------------  ------------------------
                                                               1994         1993         1994         1993
                                                           -----------  -----------  -----------  -----------
REVENUES:
     Net sales (including $252,683, $249,549,
        $487,766 and $477,567 in excise taxes)...........  $1,720,410   $1,772,964   $3,232,387   $3,355,288
     Other income........................................      18,263       17,645       35,172       33,482
                                                           -----------  -----------  -----------  -----------
                                                            1,738,673    1,790,609    3,267,559    3,388,770
COST OF GOODS SOLD AND EXPENSES:
     Cost of goods sold..................................   1,324,895    1,355,464    2,509,189    2,587,709
     Selling, general and administrative expenses........     346,103      387,693      668,275      741,330
     Interest expense....................................      26,003       22,342       51,855       45,472
     Contributions to Employees' Savings and
        Profit Sharing Plan..............................       3,544        3,683        6,793        7,014
                                                           -----------  -----------  -----------  -----------
                                                            1,700,545    1,769,182    3,236,112    3,381,525
                                                           -----------  -----------  -----------  -----------
EARNINGS BEFORE INCOME TAXES AND
    CUMULATIVE EFFECT OF ACCOUNTING CHANGE...............      38,128       21,427       31,447        7,245
INCOME TAXES.............................................       6,495        2,150        7,945        3,850
                                                           -----------  -----------  -----------  -----------
EARNINGS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE...      31,633       19,277       23,502        3,395
CUMULATIVE EFFECT OF ACCOUNTING
   CHANGE FOR POSTEMPLOYMENT BENEFITS....................         -            -            -        (16,537)
                                                           -----------  -----------  -----------  -----------
NET EARNINGS (LOSS)......................................  $   31,633   $   19,277   $   23,502   $  (13,142)
                                                           ===========  ===========  ===========  ===========
EARNINGS (LOSS) PER COMMON SHARE
   (Primary and Fully Diluted):
        Before cumulative effect of accounting change....        $.08         $.05         $.06       $ .01
        Cumulative effect of accounting change...........         -            -            -          (.04)
                                                                ------       ------       ------      -------
        Net earnings (loss)..............................        $.08         $.05         $.06       $(.03)
                                                                ======       ======       ======      =======



                      See note to condensed consolidated financial statements.


                                                          2

                                 THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (DOLLARS IN THOUSANDS)
                                                (UNAUDITED)

                                                                                             SIX MONTHS
                                                                                           ENDED JUNE 30,
                                                                                   ---------------------------
                                                                                       1994           1993
                                                                                   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss).........................................................   $    23,502    $   (13,142)
    Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
        Cumulative effect of accounting change for postemployment benefits......            -          16,537
        Depreciation and amortization of property, plant and equipment..........        71,909         66,586
        Other amortization......................................................         9,513          9,780
        Noncash interest expense................................................         4,362          4,089
        Other noncash (income) expense..........................................          (260)         2,393
        Net (gain) loss on property, plant and equipment........................        (5,124)         1,656
        (Increase) decrease in accounts and notes receivable....................        (2,532)        17,454
        (Increase) decrease in inventories......................................        (3,119)        10,910
        Decrease in other assets................................................        25,187          1,306
        Increase in trade accounts payable and other liabilities................         2,600         15,860
                                                                                   ------------   ------------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES.....................       126,038        133,429
                                                                                   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for purchase of property, plant and equipment......................       (73,008)       (73,825)
    Proceeds from sale of property, plant and equipment.........................         8,825         14,735
    Net currency exchange principal transactions................................        (5,133)        (3,952)
    Payments on notes from sales of real estate.................................           853            556
    Cash received from other investments........................................           236          2,246
    Cash (utilized) provided by distribution and food center assets.............        (1,328)         1,610
    Proceeds from sale of distribution and food center assets...................         6,305         33,078
                                                                                   ------------   ------------
                  NET CASH USED IN INVESTING ACTIVITIES.........................       (63,250)       (25,552)
                                                                                   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from commercial paper and revolving credit facilities..............     2,165,261      1,780,845
    Payments under commercial paper and revolving credit facilities.............    (2,171,208)    (1,792,970)
    Principal payments under long-term debt agreements..........................       (65,473)       (90,554)
                                                                                   ------------   ------------
                  NET CASH USED IN FINANCING ACTIVITIES.........................       (71,420)      (102,679)
                                                                                   ------------   ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS............................        (8,632)         5,198
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..................................        13,486          1,804
                                                                                   ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................   $     4,854    $     7,002
                                                                                   ============   ============

RELATED DISCLOSURES FOR CASH FLOW REPORTING:
    Interest paid, excluding SFAS 15 Interest...................................   $   (47,554)   $   (43,022)
                                                                                   ============   ============
    Net income taxes paid.......................................................   $      (705)   $      (745)
                                                                                   ============   ============

                       See note to condensed consolidated financial statements.



                    THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          SIX MONTHS ENDED JUNE 30, 1994
                                    (UNAUDITED)



1.  BASIS OF PRESENTATION:


   The condensed consolidated balance sheet as of June 30, 1994, and the condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 1994 and 1993, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1994 and 1993, have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal, recurring adjustments) necessary to present fairly the financial position at June 30, 1994, and the results of operations and cash flows for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

   The condensed consolidated balance sheet as of December 31, 1993, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1993, include accounting policies and additional information pertinent to an understanding of both the December 31, 1993, balance sheet and the interim financial statements. The information has not changed except as a result of normal transactions in the six months ended June 30, 1994.

                    REPORT OF INDEPENDENT ACCOUNTANTS






To the Board of Directors and Shareholders of The Southland Corporation


    We have reviewed the accompanying condensed consolidated balance sheet of The Southland Corporation and Subsidiaries as of June 30, 1994, the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 1994 and 1993, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the company's management.

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



Dallas, Texas
July 28, 1994
                                       5

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



INTRODUCTION
    The Company's net earnings for the second quarter and first six months of 1994 were $31.6 million ($.08 per share) and $23.5 million ($.06 per share), respectively, compared to net earnings of $19.3 million ($.05 per share) and a net loss of $13.1 million (-$.03 per share) for the same periods in 1993. The 1994 results for the second quarter and first six months included a $4.5 million pretax recovery on a 1992 insurance claim, and the 1993 results for the first six months included a $16.5 million charge for the cumulative effect of an accounting change for postemployment benefits as required by Statement of Financial Accounting Standards ("SFAS") No. 112.


LIQUIDITY AND CAPITAL RESOURCES
    In August 1993, the Company redeemed its 12% Notes due on December 15, 1996 (the "12% Notes"), which had an outstanding face value of $250.6 million, and refinanced them with working capital and a $150 million term loan ("Refinanced Term Loan") which was in addition to the term loan ("Term Loan") under the existing senior bank credit agreement (the "Credit Agreement").

    As a result of the refinancing, at current interest rates, the Company expects to save up to $14 million in 1994 cash interest payments. However, since interest on the Refinanced Term Loan is not subject to SFAS No. 15 treatment, it will be expensed and, therefore, at current interest rates, the Company's reported interest expense for 1994 will increase by an estimated $17 million.

    The Company believes that it will have adequate liquidity going forward, from its $400 million commercial paper facility (guaranteed by Ito-Yokado Co., Ltd.), from its revolving credit facility under the Credit Agreement ("the Revolver"), which, respectively, had outstanding balances of $398.9 million and zero on June 30, 1994, and from its operating cash flow. The Company's cash availability from the Revolver is limited to $25 million until $375 million of commercial paper is outstanding, and thereafter to the lesser of $150 million or the difference between $275 million and the amount of letters of credit outstanding. As of June 30, 1994, outstanding letters of credit totaled $122.0 million.

    The Company's Term Loan and Revolver under the Credit Agreement expire, respectively, on September 30, 1995 and on December 31, 1995. The Company expects to refinance this facility before its maturity.

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

    For the period ended June 30, 1994, the Company was in compliance with all of the covenants required under the Credit Agreement. The Company complied with the principal financial covenants, which are calculated over the latest 12-month period as follows: cash interest coverage (including the effect of the SFAS No. 15 interest payments) was 2.46 to 1.00, higher than the 1.66-to-1.00 minimum; fixed charge coverage was 1.57 to 1.00, higher than the 0.99-to-1.00 minimum; total debt was 8.22 to 1.00, lower than the 12.28-to-1.00 maximum; senior indebtedness to subordinated indebtedness was
1.36 to 1.00, lower than the 1.58-to-1.00 maximum; and EBITDA was $292.1 million, higher than the $242.0 million minimum.

CASH FLOWS FROM OPERATING ACTIVITIES
    During the first six months of 1994, net cash provided by operating activities was $126.0 million, which included a $25.2 million decrease in other assets primarily due to a reduction of $21.6 million in cash collateral required for payment of anticipated insurance claims.


CASH FLOWS FROM INVESTING ACTIVITIES
    During the first six months of 1994, net cash used in investing activities consisted primarily of payments of $73.0 million for property, plant and equipment, the majority of which was used for remodeling stores, upgrading retail gasoline facilities, replacing equipment and meeting environmental regulations. The Company expects 1994 capital expenditures to be approximately $180 million, primarily to complete remodels started in 1993 and to remodel at least 1,000 additional stores. The 1994 average-per-store capital expenditures and associated upfront expenses are being reduced compared to 1993 levels to focus remodeling activity on features that are most noticeable to customers and have the most immediate and positive impact on store performance, such as lighting and security, food service equipment, necessary maintenance and consistent image. Reducing the scope of the remodels has also mitigated the need to close stores while construction is under way, which significantly slowed the merchandise sales recovery and growth at stores that were closed during remodeling in 1993.

    The Company anticipates that it will spend approximately $21 million in 1994 on capital improvements required to comply with environmental regulations relating to below-ground gasoline storage tank systems and above-ground vapor recovery equipment at store locations and approximately an additional $23 million on such capital improvements from 1995 through 1997. These amounts are higher than previously estimated due to inclusion of the cost of newly available state-of-the-art vapor recovery equipment which will enable the Company to comply with vapor recovery requirements including those recently mandated in Virginia.

    Additionally, the Company accrues for the anticipated future costs of environmental clean-up activities (consisting of contamination assessment and remediation) relating to detected releases of regulated substances at its existing and previously operated sites at which gasoline was sold (including store sites and other facilities that have been sold by the Company). The Company expects that it will be required to spend approximately $61 million on such activities during the next five years. This estimate is based on the Company's prior experience with gasoline sites and its analysis of such factors as the age of the tanks, location of tank sites and experience with contractors who perform contamination assessment and remedial work. However, the Company is eligible to receive reimbursement for a large portion of these assessment and remediation costs under state reimbursement programs.

    At June 30, 1994, the Company had an accrued liability of $60,748,000 for sites where releases have been detected. The Company has recorded a receivable of $62,315,000 (net of an allowance of $16,283,000) for the estimated probable state reimbursements in connection with paid and accrued assessment and remediation expenses. The estimated future assessment and remediation expenditures and related state reimbursement amounts could change as governmental requirements and state reimbursement programs change in future years.

    The Company anticipates that substantially all of the future assessment and remediation costs for sites with detected releases at June 30, 1994 will be incurred within the next five years. There is no assurance of the timing of the receipt of state reimbursement funds. However, based on its experience, the Company expects to receive state reimbursement funds within one to three years after incurring eligible assessment and remediation expenses, assuming that the state administrative procedures for processing such reimbursements have been fully developed.

    In December 1988, the Company closed its chemical manufacturing facility in New Jersey. As a result, the Company is required to conduct environmental remediation at the facility and has accrued a liability for this purpose. The Company has submitted a clean-up plan to the New Jersey Department of Environmental Protection and Energy (the "State"), which provides for remediation at the site as well as continued groundwater monitoring for a number of years. While the Company has received initial comments from the State, a final clean-up plan has not been determined. At June 30, 1994, the Company's recorded liability is $38,262,000, which represents its best estimate of the clean-up and monitoring costs. In 1991, the Company entered into a settlement agreement with a large chemical company that formerly owned the chemical manufacturing facility. Under the settlement agreement, the former owner agreed to pay a substantial portion of the clean-up costs described above. The Company has recorded a receivable of $22,442,000 at June 30, 1994, representing the former owner's portion of the accrued clean-up costs.

    None of the amounts related to environmental liabilities have been discounted.

    The Company has subleased its distribution center in Champaign, Illinois, and has contracted to sell it to the sublessee at the end of 1994. This will be the last divestiture related to the Company's distribution operations.


CASH FLOWS FROM FINANCING ACTIVITIES
    During the first six months of 1994, the Company repaid $47.9 million on certain secured indebtedness, which included $28.6 million on the Term Loan under the Credit Agreement.


RESULTS OF OPERATIONS-SECOND QUARTER AND YEAR-TO-DATE, 1994, COMPARED WITH SECOND QUARTER AND YEAR-TO-DATE, 1993
    The Company recorded net sales of $1.72 billion in the second quarter and $3.23 billion in the first six months of 1994, compared to net sales of $1.77 billion and $3.36 billion during the same periods last year. The decline is due to approximately 320 fewer convenience stores in the second quarter of 1994 and the deflationary effect of cigarette price reductions on certain premium brands associated with manufacturers' cost reductions. Same-store (stores open more than one year) merchandise sales increased 1.0% in the second quarter and .6% in the first six months of 1994. Including the deflationary factors noted above, real growth in merchandise sales was 3.3% for the second quarter and 2.8% for the first six months. These year-to-date results reflect a steadily improving trend and contain the first two quarters of consecutive positive same-store merchandise sales growth since the third quarter of 1991. The Company believes the improvement is due to the benefits of its new merchandising processes, everyday fair pricing and store remodeling strategies.

    Gasoline sales dollars per store increased 7.0% for the second quarter and 6.6% for the first six months of 1994 due to per-store volume improvement of 11.0% for the quarter and 11.1% for the six months, respectively, reflecting favorable market conditions as well as the impact of several successful business strategies: ongoing remodeling to enhance the appeal and convenience of the Company's gas facilities; promoting the high quality of 7-Eleven's CITGO-brand gasoline; managing gasoline prices, inventories and product mix on a by-store basis; and the closing of low-volume locations.

    Other income of $18.3 million for the quarter and $35.2 million for the first six months of 1994 consisted primarily of royalties from area licensees, principally Seven-Eleven Japan Co., Ltd.

    Consolidated gross profits were $395.5 million for the quarter and $723.2 million for the first six months of 1994, $22.0 million and $44.4 million, respectively, below the same periods in 1993, reflecting lower merchandise gross profits because of fewer stores. Merchandise gross profits per store were up .9% for the quarter and 1.0% for the first six months over 1993 levels because of the increase in merchandise sales per store, which was offset by a .4 percentage point decline in margins for both periods. The margin decline reflected the Company's ongoing implementation of everyday fair pricing. Merchandise gross profit per store has consistently improved over prior year results for the last six quarters. Gross profit on retail gasoline sales was
12.3 cents per gallon for the second quarter and 13.1 cents for the first six months of 1994, an increase of .3 cents and .5 cents compared to the same periods in 1993, due to generally favorable market conditions and the positive impact of capital expenditure programs. As a result of the gasoline sales and margin improvement, per-store gasoline gross profits for the second quarter and first six months of 1994 were 14.2% and 15.5% higher, respectively, than in 1993. (Except where noted, all per-store numbers above refer to an average of all stores rather than only stores open a year or more.)

    Since 1992, the Company has adopted a more customer-driven approach to merchandising, intended to greatly expand and improve the quality and variety of 7-Eleven's product selection through improved ordering, consistently phasing out slow-selling items and aggressively introducing new products in the early stages of their life cycle. The new merchandising process was begun in 1992, its usage was expanded in 1993 and the Company is improving its implementation further in 1994. Since 1992, this new process has resulted in improved sales and profits in those stores that are applying it to a significant number of major product categories. In addition, in 1994, many 7-Eleven stores have continued to implement everyday fair pricing, which minimizes discounting and promotions and instead charges a competitive everyday fair price on all items, and the Company has continued to recommend to its franchisees the adoption of these strategies. Going forward, 7-Eleven is migrating toward lower retail prices as the Company achieves lower product costs through strategic alliances with its suppliers.

    In addition, the Company has taken several other steps in 1994 that, together with 7-Eleven's everyday fair pricing strategy, have contributed to the increased per-store merchandise sales in the first six months. These steps include continued closure of low-volume stores and a more efficient remodel process that limits store downtime.

    Selling, general and administrative expenses ("SG&A") decreased $41.6 million in the second quarter and $73.1 million in the first six months of 1994 compared to the same periods in 1993. Most of this decrease in SG&A expense resulted from cost savings realized from the reductions in force that began late in 1992 and continued in 1993 and the effect of having approximately 320 fewer stores in the second quarter of 1994. The ratio of SG&A expenses to sales was 20.1% in the second quarter and 20.7% in the first six months of 1994, a decrease of 1.75 and 1.42 percentage points, respectively, from the same periods in 1993.

    As expected, the Company's total interest expense increased $3.7 million for the quarter and $6.4 million for the six months compared to the same periods in 1993, primarily due to the refinancing of the 12% Notes (see Liquidity and Capital Resources section). The weighted average interest rate on the Company's floating rate debt was 5.18% for the second quarter and 4.92% for the first six months of 1994. The Company does not believe that the current rise in interest rates will have a material negative impact on its net profitability, since on June 30, 1994 approximately 30% of its debt as reported on its balance sheet carried floating rates.

    As a result of the operating improvements described above, the Company recorded net earnings of $31.6 million for the second quarter and $23.5 million for the first six months of 1994, compared to net earnings of $19.3 million and a net loss of $13.1 million during the same periods in 1993. The 1994 results for the second quarter and the first six months included a $4.5 million pretax recovery on a 1992 insurance claim, and the 1993 results for the first six months included a $16.5 million charge for the cumulative effect of an accounting change for postemployment benefits as required by SFAS No.
112. In 1994, income tax expense reflects the utilization of certain tax credits and loss carryforwards. The earnings per common share for the second quarter and first six months of 1994, both primary and fully diluted, were $.08 and $.06, respectively.

    The Company believes that continued improvement and implementation of the 7-Eleven business concept, including its more customer-focused merchandising programs, a more efficient remodel process and reductions in overhead expense, is improving its ability to compete more effectively and will contribute to improved results for 7-Eleven in 1994.


PART II.            OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

    As previously reported, the Company was the defendant in a lawsuit filed in the Hammond Division of the U.S. District Court of the Northern District of Indiana entitled HEACOCKS V. THE SOUTHLAND CORPORATION, ET AL. On June 21, 1994, this lawsuit was settled pursuant to the terms of a Compromise Settlement Agreement and Final Release, under which the Company paid approximately $664,000 to the plaintiffs in exchange for a complete release of all claims, as well as a Dismissal with Prejudice of the litigation. This settlement reduced the $1.5 million in damages originally awarded by the jury, which was previously reported.

    In addition, the Company has previously reported the ongoing litigation and settlement negotiations between the Company and the Circle K Corporation ("Circle K") relating to the 1988 Asset Purchase Agreement under which Circle K acquired certain assets from the Company. The bankruptcy judge in Circle K's bankruptcy entered an order approving the Settlement Agreement and Mutual Release between the parties, and the order became final on May 1, 1994. This litigation has now been terminated.

    There are no other reportable suits or proceedings pending or, to the knowledge of the Company, threatened against or affecting the Company, other than as previously reported.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On April 27, 1994, the Company held its annual meeting of shareholders. Each of the fourteen nominated directors were elected without contest. In addition, the shareholders ratified the approval of Coopers & Lybrand to be the Company's independent auditors for 1994. These were the only two matters voted on at the meeting.

    The votes for and the votes withheld for each of the nominees for director were as follows:

   NOMINEE                          FOR                     WITHHELD

   Masatoshi Ito                    355,603,046             115,650
   Toshifumi Suzuki                 355,601,641             117,055
   Clark J. Matthews, II            355,591,527             127,169
   Yoshitami Arai                   355,603,042             115,654
   Timothy N. Ashida                355,604,361             114,335
   Jay W. Chai                      355,578,305             140,391
   Gary J. Fernandes                355,573,651             145,045
   Masaaki Kamata                   355,604,871             113,825
   Kazuo Otsuka                     355,604,976             113,720
   Asher O. Pacholder               355,575,219             143,477
   Nobutake Sato                    355,578,432             140,264
   Tatsuhiro Sekine                 355,603,834             114,862
   Jere W. Thompson                 355,467,983             250,713
   John P. Thompson                 355,480,490             238,206

   The votes for, against, abstaining and broker non-votes in connection with the ratification of the appointment of Coopers & Lybrand to be the independent auditors of the Company for 1994 were as follows:

   355,482,064 shares were voted for; 111,915 shares were voted against; 124,717 shares abstained from voting; and no broker non-votes were received.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits:

         1. Exhibit (11) -- Statement re Computation of Per-Share Earnings.

         2. Exhibit (15) -- Letter re Unaudited Interim Financial Information.
                     Letter of Coopers & Lybrand, Independent Accountants.

    (b)  Reports on Form 8-K:

    During the second quarter of 1994, the Company filed no reports on Form 8-K.

                                 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE SOUTHLAND CORPORATION
                                                        (Registrant)



Date:  July 29, 1994                           /s/  CLARK J. MATTHEWS, II
                                                        (Officer)
                                                   Clark J. Matthews, II
                                         President and Chief Executive Officer

Date:  July 29, 1994                           /s/  VERNON P. LOTMAN
                                              (Principal Accounting Officer)
                                                      Vernon P. Lotman
                                               Vice President and Controller