Form 10-Q
period 1994-09-30
SOUTHLAND CORP
filed 1994-11-01
CIK 92344

                                       FORM 10-Q


                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549


    (Mark One)

        [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1994

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



                         APPLICABLE ONLY TO CORPORATE ISSUERS:


        409,922,935 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of September 30, 1994.

                             THE SOUTHLAND CORPORATION
                                       INDEX


                                                                            PAGE
                                                                             No.

  Part I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS:

        Condensed Consolidated Balance Sheets -
          September 30, 1994 and December 31, 1993..........................  1

        Condensed Consolidated Statements of Operations -
          Three Months and Nine Months Ended September 30, 1994 and 1993....  2

        Condensed Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 1994 and 1993.....................  3

        Note to Condensed Consolidated Financial Statements.................  4

        Report of Independent Accountants...................................  5

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS............................................  6

 Part II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS............................................. 11

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................. 11

 SIGNATURES................................................................. 12

     Exhibit (11) - Statement re Computation of Per-Share Earnings....... Tab 1

     Exhibit (15) - Letter re Unaudited Interim Financial Information.... Tab 2

     Exhibit (27) - Financial Data Schedule..............................     *


     * Submitted in electronic format only.




                                       (i)

                                 THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                       ASSETS

                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                                1994           1993
                                                                           ------------   -------------
                                                                           (Unaudited)
 CURRENT ASSETS:
    Cash and cash equivalents ........................................     $    28,656    $     13,486
    Accounts and notes receivable.....................................          81,968          90,934
    Inventories.......................................................         103,876         109,363
    Other current assets..............................................          26,673          31,954
                                                                           ------------   -------------
        TOTAL CURRENT ASSETS .........................................         241,173         245,737
 PROPERTY, PLANT AND EQUIPMENT........................................       1,316,857       1,337,586
 OTHER ASSETS.........................................................         384,942         415,422
                                                                           ------------   -------------
                                                                           $ 1,942,972    $  1,998,745
                                                                           ============   =============
                                   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
 CURRENT LIABILITIES:
    Trade accounts payable ...........................................     $   188,215    $    196,026
    Accrued expenses and other liabilities............................         337,265         347,563
    Commercial paper..................................................          42,428          41,220
    Long-term debt due within one year................................         207,533         149,503
                                                                           ------------   -------------
    TOTAL CURRENT LIABILITIES.........................................         775,441         734,312
 DEFERRED CREDITS AND OTHER LIABILITIES...............................         241,955         242,426
 LONG-TERM DEBT.......................................................       2,107,149       2,270,357
 COMMITMENTS AND CONTINGENCIES
 SHAREHOLDERS' EQUITY (DEFICIT):
    Common stock, $.0001 par value....................................              41              41
    Additional capital................................................         625,574         625,574
    Accumulated deficit...............................................      (1,807,188)     (1,873,965)
                                                                          -------------   -------------
        TOTAL SHAREHOLDERS' EQUITY (DEFICIT)..........................      (1,181,573)     (1,248,350)
                                                                          -------------   -------------
                                                                          $  1,942,972    $  1,998,745
                                                                          =============   =============

                               See note to condensed consolidated financial statements.

                                                         1

                                          THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)
                                                         (UNAUDITED)

                                                                             THREE MONTHS                     NINE MONTHS
                                                                          ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                                       ---------------------------     ---------------------------
                                                                           1994            1993            1994            1993
                                                                       -----------     -----------     -----------     -----------
 REVENUES:
      Net sales (including $254,928, $241,148,
           $742,694 and $718,715 in excise taxes).................     $1,810,979      $1,779,759      $5,043,366      $5,135,047
      Other income................................................         20,316          18,691          55,488          52,173
                                                                       -----------     -----------     -----------     -----------
                                                                        1,831,295       1,798,450       5,098,854       5,187,220
 COST OF GOODS SOLD AND EXPENSES:
      Cost of goods sold..........................................      1,390,768       1,345,621       3,899,957       3,933,330
      Selling, general and administrative
           expenses...............................................        361,732         402,498       1,030,007       1,143,828
      Interest expense............................................         26,316          23,298          78,171          68,770
      Contributions to Employees' Savings
           and Profit Sharing Plan................................          2,748           3,227           9,541          10,241
                                                                       -----------     -----------     -----------     -----------
                                                                        1,781,564       1,774,644       5,017,676       5,156,169
                                                                       -----------     -----------     -----------     -----------
 EARNINGS BEFORE INCOME TAXES,
     EXTRAORDINARY GAIN AND CUMULATIVE
     EFFECT OF ACCOUNTING CHANGE..................................         49,731          23,806          81,178          31,051
 INCOME TAXES.....................................................          6,465           2,050          14,410           5,900
                                                                       -----------     -----------     -----------     -----------
 EARNINGS BEFORE EXTRAORDINARY
    GAIN AND CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE.............................................         43,266          21,756          66,768          25,151
 EXTRAORDINARY GAIN ON DEBT REDEMPTION............................            -            98,968             -            98,968
 CUMULATIVE EFFECT OF ACCOUNTING
    CHANGE FOR POSTEMPLOYMENT BENEFITS............................            -               -               -           (16,537)
                                                                       -----------     -----------     -----------     -----------
 NET EARNINGS.....................................................        $43,266        $120,724         $66,768        $107,582
                                                                       ===========     ===========     ===========     ===========

 EARNINGS PER COMMON SHARE
    (Primary and Fully Diluted):
         Before extraordinary gain and cumulative effect of
             accounting change....................................           $.10            $.05            $.16           $.06
         Extraordinary gain.......................................             -              .24              -             .24
         Cumulative effect of accounting change...................             -               -               -            (.04)
                                                                             -----           -----           -----          ------
         Net earnings.............................................           $.10            $.29            $.16           $.26
                                                                             =====           =====           =====          ======

                               See note to condensed consolidated financial statements.




                         THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (DOLLARS IN THOUSANDS)
                                         (UNAUDITED)
                                                                                          NINE MONTHS
                                                                                      ENDED SEPTEMBER 30,
                                                                                 ----------------------------
                                                                                     1994          1993
                                                                                 -------------   ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings .............................................................  $     66,768    $   107,582
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Extraordinary gain on debt redemption ................................            -         (98,968)
         Cumulative effect of accounting change for postemployment benefits ...            -          16,537
         Depreciation and amortization of property, plant and equipment .......       108,082         99,794
         Other amortization ...................................................        14,270         14,670
         Noncash interest expense .............................................         6,434          6,187
         Other noncash (income) expense .......................................        (2,108)         4,890
         Net (gain) loss on property, plant and equipment .....................        (7,538)         3,412
         Decrease in accounts and notes receivable ............................         4,433         29,303
         Decrease in inventories ..............................................         5,487         20,332
         Decrease in other assets .............................................        23,994            565
         Increase in trade accounts payable and other liabilities .............         1,482          7,474
                                                                                 -------------   ------------
                   NET CASH PROVIDED BY OPERATING ACTIVITIES ..................       221,304        211,778
                                                                                 -------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments for purchase of property, plant and equipment ...................      (114,039)      (131,873)
     Proceeds from sale of property, plant and equipment ......................        11,827         18,653
     Net currency exchange principal transactions .............................        (5,133)        (8,530)
     Payments on notes from sales of real estate ..............................         1,798            960
     Cash received from other investments .....................................           251          3,810
     Cash utilized by distribution and food center assets .....................        (2,295)       (16,175)
     Proceeds from sale of distribution and food center assets ................         6,305         36,327
                                                                                 -------------   ------------
                   NET CASH USED IN INVESTING ACTIVITIES ......................      (101,286)       (96,828)
                                                                                 -------------   ------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from commercial paper and revolving credit facilities ...........      3,215,933     2,948,795
     Payments under commercial paper and revolving credit facilities ..........     (3,227,823)   (2,841,598)
     Proceeds from issuance of long-term debt .................................            -         150,000
     Principal payments under long-term debt agreements .......................       (92,958)      (367,845)
     Debt issuance costs ......................................................            -          (2,355)
                                                                                 -------------   ------------
                   NET CASH USED IN FINANCING ACTIVITIES ......................      (104,848)      (113,003)
                                                                                 -------------   ------------
 NET INCREASE IN CASH AND CASH EQUIVALENTS ....................................        15,170          1,947
 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...............................        13,486          1,804
                                                                                  ------------    -----------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................................  $     28,656    $     3,751
                                                                                  ============    ===========
 RELATED DISCLOSURES FOR CASH FLOW REPORTING:
     Interest paid, excluding SFAS 15 Interest ................................  $    (72,067)   $   (63,596)
                                                                                  ============    ===========
     Net income taxes paid ....................................................  $       (265)   $      (983)
                                                                                  ============    ===========


                       See note to condensed consolidated financial statements.





                        THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                    NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            NINE MONTHS ENDED SEPTEMBER 30, 1994
                                        (UNAUDITED)


 1.  BASIS OF PRESENTATION:

   The condensed consolidated balance sheet as of September 30, 1994, and the condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 1994 and 1993, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1994 and 1993, have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal, recurring adjustments) necessary to present fairly the financial position at September 30, 1994, and the results of operations and cash flows for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

   The condensed consolidated balance sheet as of December 31, 1993, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1993, include accounting policies and additional information pertinent to an understanding of both the December 31, 1993, balance sheet and the interim financial statements. The information has not changed except as a result of normal transactions in the nine months ended September 30, 1994.

                    REPORT OF INDEPENDENT ACCOUNTANTS






 To the Board of Directors and Shareholders of The Southland Corporation

    We have reviewed the accompanying condensed consolidated balance sheet of The Southland Corporation and Subsidiaries as of September 30, 1994, the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 1994 and 1993, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the company's management.

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



 COOPERS & LYBRAND L.L.P.



 Dallas, Texas
 October 31, 1994

 MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 THIRD QUARTER SUMMARY
     The Company's net earnings for the third quarter and first nine months of 1994 were $43.3 million ($.10 per share) and $66.8 million ($.16 per share), respectively, compared to net earnings of $120.7 million ($.29 per share) and $107.6 million ($.26 per share) for the same periods in 1993. The results for the third quarter and first nine months of 1993 included an extraordinary gain of $99.0 million on the redemption of the Company's 12% Senior Notes ("12% Notes") which were refinanced, and a loss of $10 million for the disposition of Citijet, a fixed-base operation at Dallas Love Field Airport. In addition, the first nine months of 1993 included a $16.5 million charge for the cumulative effect of an accounting change for postemployment benefits as required by Statement of Financial Accounting Standards ("SFAS") No. 112.

     Excluding the effects of the extraordinary gain, the significant improvement in earnings was primarily due to savings in selling, general and administrative expenses, offset by lower merchandise gross profit due to fewer stores. Although merchandise gross profit declined in total, merchandise sales and gross profits per store were favorable to last year in both the third quarter and first nine months and have been improving each quarter during 1994.

 LIQUIDITY AND CAPITAL RESOURCES
     The majority of the Company's working capital is provided from three sources: i) cash flows generated from its operating activities, ii) a $400 million commercial paper facility, and iii) short-term seasonal borrowings through its $275 million revolving credit facility (the "Revolver").

     The Company's commercial paper facility is limited to $400 million, all of which is guaranteed by Ito-Yokado Co., Ltd. The Revolver expires on December 31, 1995 and is a facility under the bank credit agreement ("Credit Agreement"), which also includes term loans (the "Term Loans") that expire on September 30, 1995. The Company's cash availability from the Revolver is limited to $25 million until $375 million of commercial paper is outstanding, and thereafter to the lesser of $150 million or the difference between $275 million and the amount of letters of credit outstanding. See Cash Flows from Financing Activities section for discussion of working capital facility balances and Credit Agreement covenant compliance.

     The Company believes that its operating activities coupled with its available short-term working capital facilities will provide sufficient liquidity for it to fund its current operating and 1994 capital expenditure programs. The Company is currently exploring opportunities to refinance the debt under the Credit Agreement and anticipates that a new facility will be in place prior to the end of the first quarter of 1995. The Company will need to consummate the refinancing in order for it to fund future years capital expenditures at desired levels.

 CASH FLOWS FROM OPERATING ACTIVITIES
     Net cash provided by operating activities was $221.3 million for the first nine months of 1994, an improvement of $9.5 million over the same period last year. The majority of cash was provided by operations, combined with a $24.0 million decrease in other assets primarily due to a reduction in cash collateral required for payment of anticipated insurance claims. See the Results of Operations section for further description.

 CASH FLOWS FROM INVESTING ACTIVITIES

 CAPITAL EXPENDITURES
 --------------------
     During the first nine months of 1994, net cash used in investing activities consisted primarily of payments of $114.0 million for property, plant and equipment, the majority of which was used for remodeling stores, upgrading retail gasoline facilities, replacing equipment and meeting environmental regulations. The Company expects 1994 capital expenditures to be approximately $180 million, primarily to complete remodels started in 1993 and to remodel about 1,200 additional stores. Under the current program, the total number of stores remodeled through September 30, 1994 is 2,268. The 1994 average-per-store capital expenditures and associated upfront expenses have been reduced compared to 1993 levels to focus remodeling activity on features that are most noticeable to customers and have the most immediate and positive impact on store performance, such as lighting and security, food service equipment, necessary maintenance and consistent image. Reducing the scope of the remodels has also virtually eliminated the need to close stores during construction, which slowed the merchandise sales growth at stores remodeled in 1993.

 CAPITAL EXPENDITURES - GASOLINE EQUIPMENT
 -----------------------------------------
     The Company anticipates that approximately $21 million of its total capital expenditures in 1994 and another $27 million in additional expenditures from 1995 through 1997, will be spent on capital improvements required to comply with environmental regulations relating to below-ground gasoline storage tank systems as well as above-ground vapor recovery equipment at store locations.

 ENVIRONMENTAL COMPLIANCE - STORES
 ---------------------------------
     The Company accrues for the anticipated future costs of environmental clean-up activities (consisting of contamination assessment and remediation) relating to detected releases of regulated substances at its existing and previously operated sites at which gasoline has been sold (including store sites and other facilities that have been sold by the Company). At
 September 30, 1994, the Company has an accrued liability of $62.7 million for such activities and anticipates that substantially all such expenditures will be incurred within the next five years. This estimate is based on the Company's prior experience with gasoline sites and its analysis of such factors as the age of the tanks, location of tank sites and experience with contractors who perform contamination assessment and remedial work.

     The Company is eligible to receive reimbursement for a large portion of these costs under state reimbursement programs and has recorded a receivable of $63.6 million (net of an allowance of $14.9 million) for the estimated probable state reimbursement of paid and accrued assessment and remediation expenses. There is no assurance of the timing of the receipt of state reimbursement funds. However, based on its experience, the Company expects to receive state reimbursement funds within one to three years after incurring eligible assessment and remediation expenses, assuming that the state administrative procedures for processing such reimbursements have been fully developed.

     The estimated future assessment and remediation expenditures and related state reimbursement amounts could change as governmental requirements and state reimbursement programs change in future years.

 ENVIRONMENTAL COMPLIANCE - CHEMICAL PLANT
 -----------------------------------------
     In December 1988, the Company closed its chemical manufacturing facility in New Jersey. As a result, the Company is required to conduct environmental remediation at the facility and has accrued a liability for this purpose. The Company has submitted a clean-up plan to the New Jersey Department of Environmental Protection and Energy (the "State"), which provides for remediation at the site as well as continued groundwater monitoring for a number of years. While the Company has received initial comments from the State, a final clean-up plan has not been determined. At September 30, 1994, the Company's recorded liability is $38.0 million, which represents its best estimate of the clean-up and monitoring costs. In 1991 , the Company entered into a settlement agreement with a large chemical company that formerly owned the facility. Under the settlement agreement, the former owner agreed to pay a substantial portion of the clean-up costs described above. The Company has recorded a receivable of $22.3 million at September 30, 1994, representing the former owner's portion of the accrued clean-up costs.

     None of the amounts related to environmental liabilities, for the stores or the chemical plant, have been discounted.

 OTHER
 -----
     The Company has subleased its distribution center in Champaign, Illinois, and has contracted to sell it to the sublessee at the end of 1994.

 This will be the last divestiture related to the Company's distribution operations.

 CASH FLOWS FROM FINANCING ACTIVITIES
     In August 1993, the Company redeemed its 12% Notes due on
 December 15, 1996, which had an outstanding face value of $250.6 million, and refinanced them with working capital and an additional term loan under the Credit Agreement. As a result of the refinancing, at current interest rates, the Company expects to save up to $15 million in 1994 cash interest payments. However, since interest on the additional term loan is not subject to SFAS No. 15 treatment, it will be expensed and, therefore, at current interest rates, the Company's reported interest expense for 1994 will increase by an estimated $16 million.

     During the first nine months of 1994, the Company repaid $93.0 million of debt principal of which $75.4 million was secured indebtedness ($47.3 million on the Term Loans) and $17.6 million was SFAS No. 15 interest. Outstanding balances on September 30, 1994 for the commercial paper, the Revolver and the Term Loans were $392.4 million, zero, and $281.7 million, respectively. As of September 30, 1994, outstanding letters of credit totaled $121.1 million.

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

     For the period ended September 30, 1994, the Company was in compliance with all of the covenants required under the Credit Agreement. The Company complied with the principal financial covenants, which are calculated over the latest 12-month period, as follows:

                                                               Requirements:
       Covenants                          Actuals           Minimum          Maximum
 -------------------------              -----------       -----------     ------------
 EBITDA (in millions)                        $313.9            $267.0
 Cash interest coverage *               2.71 to 1.0       1.84 to 1.0
 Fixed charge coverage                  1.63 to 1.0       1.01 to 1.0
 Total debt to EBITDA                   7.58 to 1.0                       12.28 to 1.0
 Senior to subordinated indebtedness    1.35 to 1.0                        1.58 to 1.0


         * includes effects of the SFAS No. 15 interest payments.


 RESULTS OF OPERATIONS-THIRD QUARTER AND YEAR-TO-DATE, 1994, COMPARED
 WITH THIRD QUARTER AND YEAR-TO-DATE, 1993
 (Except where noted, all per-store numbers below refer to an average of all stores rather than only stores open a year or more.)

 SALES
     The Company recorded net sales of $1.81 billion in the third quarter and $5.04 billion in the first nine months of 1994, compared to net sales of $1.78 billion and $5.14 billion during the same periods last year. The increase in the third quarter would have been greater had it not been for approximately 225 fewer convenience stores and the deflationary effect of cigarette price reductions on certain premium brands associated with manufacturers' cost reductions starting in August 1993. Same-store (stores open more than one year) merchandise sales increased 2.9% in the third quarter and 1.4% in the first nine months of 1994. After adjusting for deflation, real growth in merchandise sales was 3.2% for the third quarter and 2.9% for the first nine months. These year-to-date results reflect a steadily improving trend and contain the first three quarters of consecutive positive same-store merchandise sales growth (including the effects of deflation or inflation) since the third quarter of 1990. The Company believes the improvement is due to the benefits of its new merchandising processes, everyday fair pricing and store remodeling strategies.

     The Company has closed 146 stores during 1994. The Company plans to continue to prune its store base indefinitely as it identifies stores that either are not achieving an acceptable level of profitability, do not achieve minimal image standards, or should be closed for other operating reasons. Since late 1992, the Company has been devoting the majority of its capital resources toward refurbishing its existing store base. Upon completion of the remodeling program, the Company plans to expand its store base and expects new store development to outpace store closures by 1997.

     Gasoline sales dollars per store increased 11.8% for the third quarter and 8.6% for the first nine months of 1994 due to per-store volume improvement of 5.5% for the quarter and 9.3% for the nine months, respectively. This improvement over 1993 reflects favorable market conditions as well as the impact of several successful business strategies: ongoing remodeling to enhance the appeal and convenience of the Company's gas facilities; promoting the high quality of 7-Eleven's CITGO-brand gasoline; the closing of low-volume locations; and managing gasoline prices, inventories and product mix on a by-store basis.

 OTHER INCOME
     Other income of $20.3 million for the quarter and $55.5 million for the first nine months of 1994 consisted primarily of royalties from area licensees, principally Seven-Eleven Japan Co., Ltd.

 GROSS PROFITS
     Consolidated gross profits of $420.2 million for the third quarter and $1,143.4 million for the first nine months of 1994, were $13.9 million and $58.3 million, respectively, below the same periods in 1993, reflecting lower merchandise gross profits because of fewer stores. Merchandise gross profits per store were up 2.1% for the quarter and 1.4% for the first nine months over 1993 levels because of the increase in merchandise sales per store, which was offset by a .7 and .5 percentage point decline in margins for the third quarter and first nine months, respectively. The margin decline reflected the Company's ongoing implementation of its everyday-fair-pricing strategy, combined with increased cost for slow moving merchandise. Merchandise gross profit per store has consistently improved over prior year results for the last seven quarters.

     Gross profit on gasoline sales was 14.4 cents per gallon for the third quarter and 13.5 cents for the first nine months of 1994, a decrease of .4 cents and an increase of .2 cents compared to the same periods in 1993. As a result of the gasoline gallon improvement for the quarter and both gasoline gallon and margin improvement for the first nine months, per-store gasoline gross profits for the third quarter and first nine months of 1994 were 2.7% and 10.9% higher, respectively, than in the same periods in 1993.

 MERCHANDISING STRATEGIES
     Since 1992, the Company has adopted a more customer-driven approach to merchandising, intended to greatly expand and enhance the quality and variety of 7-Eleven's product selection through improved ordering, consistently discontinuing slow-selling items and aggressively introducing new products in the early stages of their life cycle. The new merchandising process was begun in 1992, its usage was expanded in 1993, and the Company is improving its implementation further in 1994. Since
 1992, this new process has resulted in improved sales and profits in those stores that are applying it to a significant number of major product categories. In addition, in 1994, many 7-Eleven stores have continued to implement everyday fair pricing, which minimizes discounting and promotions and instead charges a competitive everyday fair price on all items, and the Company has continued to recommend to its franchisees the adoption of these strategies. Going forward, 7-Eleven will continue to migrate toward lower retail prices as the Company achieves decreased product costs through strategic alliances with its suppliers.

     In addition, the Company has taken several other steps in 1994 that, together with 7-Eleven's everyday-fair-pricing strategy, have contributed to the increased per-store merchandise sales in the first nine months. These steps include continued closure of low-volume stores and a more efficient remodel process that virtually eliminates store downtime.

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Selling, general and administrative expenses ("SG&A") decreased
 $40.8 million in the third quarter and $113.8 million in the first nine months of 1994 compared to the same periods in 1993. Most of this decrease in SG&A expense resulted from cost savings realized from the reductions in force that began late in 1992 and continued in 1993, the effect of having fewer stores and the $10 million loss incurred in the third quarter of 1993 for the disposition of Citijet. The ratio of SG&A expenses to sales was 20.0% in the third quarter and 20.4% in the first nine months of 1994, a decrease of
 2.7 and 1.9 percentage points, respectively, from the same periods in 1993.

     During the third quarter, the Company began a review of the functions necessary to enable its stores to respond faster, more creatively and more cost efficiently to rapidly changing customer needs and preferences. The review is expected to be completed around year end. Neither the recommendations nor the timing of their implementation are known at this time.

 INTEREST EXPENSE
     As expected, the Company's total interest expense increased $3.0 million for the quarter and $9.4 million for the nine months compared to the same periods in 1993, primarily due to the refinancing of the 12% Notes (see Cash Flows from Financing Activities section). The weighted average interest rate on the Company's floating rate debt was 5.77% for the third quarter and 5.19% for the first nine months of 1994. Since only approximately 29% of the Company's debt contains floating rates, the Company does not believe that the current rise in interest rates will have a material negative impact on its net profitability.

 NET EARNINGS
     As a result of the operating improvements described above, the Company recorded net earnings of $43.3 million for the third quarter and $66.8 million for the first nine months of 1994, compared to net earnings of $120.7 million and $107.6 million during the same periods in 1993. The results for the third quarter and first nine months of 1993 included an extraordinary gain of $99.0 million on the redemption of the Company's 12% Notes which were refinanced, and a loss of $10 million for the disposition of Citijet. In addition, the first nine months of 1993 included a $16.5 million charge for the cumulative effect of an accounting change for postemployment benefits as required by SFAS No. 112. In 1994, income tax expense reflects the utilization of certain tax credits and loss carryforwards. The earnings per common share for the third quarter and first nine months of 1994, both primary and fully diluted, were $.10 and $.16, respectively.

     The Company believes that continued improvement and implementation of the 7-Eleven business concept, including its more customer-focused merchandising programs, a more efficient remodel process and reductions in overhead expense, is improving its ability to compete more effectively and will contribute to improved results for 7-Eleven in 1994.

 PART II.


                              OTHER INFORMATION




 ITEM 1.  LEGAL PROCEEDINGS.

     From time to time, the Company may be involved in administrative proceedings relating to compliance with federal, state or local regulations relating to environmental matters in connection with the Company's operation and maintenance of underground gasoline storage tanks at 7-Eleven stores and other locations. During the third quarter, pursuant to a Consent Order with the Florida Department of Environmental Protection, the Company paid $176,600 to the state in settlement of allegations that the Company had failed to comply with state-mandated monitoring and record keeping requirements at several store locations during 1992. Similar administrative proceedings relating to the Company's operation and maintenance of underground gasoline storage tanks are pending, both in Florida and other states, none of which is expected to exceed $100,000 in fines and penalties.

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


 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits:

      1. Exhibit (11) -- Statement re Computation of Per-Share Earnings.

      2. Exhibit (15) -- Letter re Unaudited Interim Financial Information.
                          Letter of Coopers & Lybrand, Independent Accountants.

      3. Exhibit (27) -- Financial Data Schedule.
                          Submitted in electronic format only.

  (b) 8-K Reports:

  During the third quarter of 1994, the Company filed no reports on Form 8-K.

                                  SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THE SOUTHLAND CORPORATION
                                                   (Registrant)



 Date:  October 31, 1994                    /s/  CLARK J. MATTHEWS, II
                                                     (Officer)
                                                 Clark J. Matthews, II
                                           President and Chief Executive Officer


 Date:  October 31, 1994                    /s/  VERNON P. LOTMAN
                                          (Principal Accounting Officer)
                                                 Vernon P. Lotman
                                          Vice President and Controller