Form 10-K
SOUTHLAND CORP
filed 1995-03-30
CIK 92344

_______________________________________________________________________________
				   UNITED STATES
			SECURITIES AND EXCHANGE COMMISSION
			     WASHINGTON, D.C.  20549
				__________________

				     FORM 10-K
(Mark One)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. [FEE REQUIRED]
	       FOR THE FISCAL YEAR ENDED   DECEMBER 31, 1994
					OR
       [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
	       OF THE SECURITIES EXCHANGE ACT OF 1934. [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM _______ TO _______

		    COMMISSION FILE NUMBERS 0-676 AND 0-16626
				__________________
			    THE SOUTHLAND CORPORATION
	     (Exact name of registrant as specified in its charter)

		TEXAS                                            75-1085131
	  (State or other jurisdiction of                    (I.R.S. Employer
	  incorporation or organization)                    Identification No.)

	2711 NORTH HASKELL AVE., DALLAS, TEXAS                   75204-2906
	(Address of principal executive offices)                 (Zip code)

Registrant's telephone number, including area code,
214-828-7011
				__________________
Securities registered pursuant to Section 12(b) of
the Act:
							NAME OF EACH EXCHANGE
	TITLE OF EACH CLASS                              ON WHICH REGISTERED
		None                                             N/A

	Securities Registered pursuant to Section 12(g) of the Act:
			  Common Stock, $.0001 Par Value
	      Warrants to Purchase Common Stock at $1.75 per share

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
	Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
	The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $522,873,796 at March 3, 1995, based upon 130,718,449 shares held by persons other than officers, directors and the parties to the Shareholders Agreement.

		APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
		     PROCEEDINGS DURING THE PRECEDING FIVE YEARS
	Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No __
	409,922,935 shares of Common Stock, $.0001 par value (the registrant's only class of Common Stock), were outstanding as of March 3, 1995.

			 DOCUMENTS INCORPORATED BY REFERENCE
	Portions of the following documents are incorporated by reference into the listed Parts and Items of Form 10-K: Definitive Proxy Statement for
April 26, 1995 Annual Meeting of Shareholders: Part III, a portion of Item 10 and Items 11, 12 and 13.
______________________________________________________________________________


ANNUAL REPORT ON FORM 10-K
                    For the year ended December 31, 1994


                              TABLE OF CONTENTS

                                                                         PAGE
                                                                      REFERENCE
                                                                       FORM 10-K



                                     PART I

Item 1.      Business                                                        1
             Executive Officers of the Registrant                           17
Item 2.      Properties                                                     21
Item 3.      Legal Proceedings                                              23
Item 4.      Submission of Matters to a Vote of Security Holders            25



                                    PART II

Item 5.      Market for the Registrant's Common Equity and Related
                Stockholder Matters                                         26
Item 6.      Selected Financial Data                                        27
Item 7.      Management's Discussion and Analysis of Financial              28
             Condition and Results of Operations
Item 8.      Financial Statements and Supplementary Data                    37
             Independent Auditors' Report of Coopers & Lybrand L.L.P.       64
             on The Southland Corporation and Subsidiaries' Financial Statements for each of the three years in the period ended December 31, 1994
Item 9. Changes in and Disagreements with Accountants on Accounting 65 and Financial Disclosures

                                   PART III

Item 10.     Directors and Executive Officers of the Registrant              *
                and see Part I, Item 1, above
Item 11.     Executive Compensation                                          *
Item 12.     Security Ownership of Certain Beneficial Owners and Management  *
Item 13.     Certain Relationships and Related Transactions                  *

                                   PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K                                                       66

Signatures                                                                  72


________________________
*Included in Form 10-K by incorporation by reference to the Registrant's Proxy Statement, dated March 22, 1995, for the April 26, 1995 Annual Meeting of Shareholders.


                            				    PART I

ITEM 1.  BUSINESS.

				   GENERAL

	The Southland Corporation ("Southland," the "Company" or
"Registrant"), conducting business principally under the name 7-Eleven, is the largest convenience store chain in the world, with over 14,600 Company-operated, franchised and licensed locations worldwide, and is among the nation's largest retailers.

	The 7-Eleven trademark has been registered since 1961 and is well known throughout the United States and in many other parts of the world. The Company believes that 7-Eleven is the leading name in the convenience store industry. Notwithstanding its divestitures of stores and other businesses since 1987, the Company remains geographically diversified. The Company has, over the past several years, implemented its strategic plan to divest all its non-convenience store operations, and has trimmed its store operations by consolidating its efforts in certain market areas and by closing less profitable stores. Convenience retailing is now the Company's only business focus.

	The Company, with executive offices at 2711 North Haskell Avenue, Dallas, Texas 75204 (telephone 214/828-7011), was incorporated in
Texas in 1961 as the successor to an ice business organized in 1927. Unless the context otherwise requires, the terms "Company,"
"Southland" and "Registrant" as used herein include The Southland Corporation and its subsidiaries and predecessors. In 1994, Southland's operations (for financial reporting purposes) were conducted in one business segment: the Operating and Franchising of Convenience Food Stores.

	At December 31, 1994, the Company's operations included 5,541 7-Eleven convenience stores in the United States and Canada, 38 High's Dairy Stores, and 51 Quik Mart and Super-7 high-volume gasoline outlets with mini-convenience stores. The Company also has an equity interest in 213 convenience stores in Mexico (most of which are now using the 7-Eleven name). Area licensees, or their franchisees, operate additional 7-Eleven stores in certain areas of the United States, in 18 foreign countries and the U.S. territories of Guam and Puerto Rico. As of the end of 1994, the Company has an equity interest in three of the licensees whose area licenses cover six foreign countries and Puerto Rico.

	During 1994, the Company continued to focus on its business concept of providing superior service to its customers through better merchandising, with item-by-item control of inventory at each store, emphasizing the importance of ordering the right products, on an individual store level, to remain in stock, at all times, on each particular store's best-selling items. Through proper ordering and successful implementation of other store functions, the Company continues to work toward providing convenience-oriented customers with the SPEED, QUALITY, SELECTION, PRICE and shopping ENVIRONMENT that will give the Company a sustainable competitive advantage.

	THE RESTRUCTURINGS. During the past eight years, the Company has gone through two financial restructurings -- a leveraged buyout in 1987 (the "LBO") and a voluntary bankruptcy reorganization, emerging from a four-month Chapter 11 proceeding in March 1991, with a $430 million infusion of capital from its new majority owner, IYG Holding Company, which is jointly owned by Ito-Yokado Co., Ltd. ("Ito-Yokado") and Seven-Eleven Japan Co., Ltd. ("Seven-Eleven Japan"), both Japanese corporations. Seven-Eleven Japan is the Company's largest area licensee.

	On February 21, 1991, the U.S. Bankruptcy Court for the Northern District of Texas issued an order (the "Confirmation Order") confirming the Company's Plan of Reorganization (the "Plan") and on March 4,
1991, the Confirmation Order became final and non-appealable. (See "Legal Proceedings," below.) The Plan provided for holders of the Company's then outstanding debt and equity securities (the "Old Securities") to receive new debt securities, common stock and, in certain cases, cash, in exchange for their Old Securities and, pursuant to a Stock Purchase Agreement, for Ito-Yokado and Seven-Eleven Japan to acquire approximately 70% of the Company for $430 million in cash. In addition, among other things, the Plan provided for the amendment and restatement of the Company's Credit Agreement with its Senior Lenders (the "Credit Agreement") and for the Company to effect a one-for-ten reverse stock split of its common stock (the "Stock Split"). The closing (the "Closing") under the Stock Purchase Agreement (the "Stock
Purchase Agreement"), occurred on March 5, 1991, and the Company issued 286,634,619 shares of common stock, $.0001 par value (the
"Common Stock"), to IYG Holding Company, a Delaware corporation, jointly owned by Ito Yokado and Seven-Eleven Japan, and received
$430 million in cash. In connection with the Closing, the Company entered into a Shareholders Agreement, a Warrant Agreement and Employment Agreements with the Thompsons (described below, see
"Other Business Information").

	Pursuant to the Plan, holders of the Company's Old Securities were entitled to exchange, until March 5, 1993, their Old Securities for new debt, equity and, in some cases, cash, and newly issued warrants (the "Thompson Warrants"), exercisable (through February 23, 1996) to acquire certain shares of common stock owned by the Thompsons and certain other old common stock shareholders of the Company (the
"Warrant Shareholders"), at $1.75 per share pursuant to a Warrant
Agreement with Wilmington Trust Company as Warrant Agent (the
"Warrant Agreement").

	THE PURCHASER. IYG Holding Company, a Delaware corporation (the "Purchaser" or "IYG"), is a jointly owned subsidiary of Ito-Yokado and Seven-Eleven Japan, formed for the specific purpose of purchasing the Common Stock of the Company pursuant to the Stock Purchase
Agreement. Ito-Yokado owns 51% and Seven-Eleven Japan owns 49%, respectively, of IYG.

	ITO-YOKADO. Ito-Yokado is among the largest retailing companies in Japan. Its principal business consists of the operation of 153 superstores that sell a broad range of food, clothing and household goods. In addition, its activities include operating two restaurant chains doing business under the names "Denny's" and "Famil" and a chain of supermarkets. All of Ito-Yokado's operations are located in Japan except for some limited purchasing activities. Prior to the execution of the March 21, 1990 stock purchase agreement, Ito-Yokado had no affiliation with the Company, other than through its majority-owned subsidiary, Seven-Eleven Japan (see below). On July 18, 1990, however, the Company borrowed $25 million pursuant to a term loan agreement with Ito-Yokado in order to obtain short-term liquidity. This term loan, plus interest, was repaid on March 5, 1991. In addition, in 1992 Ito-Yokado guaranteed the Company's $400 million commercial paper facility.

	SEVEN-ELEVEN JAPAN. Seven-Eleven Japan is the largest convenience store chain in Japan. Seven-Eleven Japan is a 50.3%- owned subsidiary of Ito-Yokado. Seven-Eleven Japan is the largest area licensee of the Company with 5,809 stores in Japan and owns Seven-
Eleven (Hawaii), Inc., which, as of year-end 1994, operated an additional 47 7-Eleven stores in Hawaii under a separate area license agreement covering that state.

REFINANCING OF BANK DEBT. On December 21, 1994, the Company refinanced all of its remaining debt under the Credit Agreement, originally entered into in 1987, pursuant to an amendment to the Credit Agreement with a modified group of lenders. The bank group, led by Citicorp North America, Inc., as Agent, and The Sakura Bank, Limited, as Co-Agent, is comprised of six Japanese banks, four American banks and one Canadian bank. The amended Credit Agreement, which will mature at the end of 1999, provides for a $300 million term loan, $150 million letter of credit facility and a $150 million revolving credit facility. There are no scheduled term loan principal repayments until the first quarter of 1996. The term loans and any revolver borrowings carry a floating interest rate of either the Citibank, N.A. base rate or a reserve-adjusted Eurodollar rate plus .975%.

	OPERATING AND FRANCHISING OF CONVENIENCE FOOD STORES

	7-ELEVEN STORES. On December 31, 1994, there were 5,541 7-Eleven convenience stores included in the Company's operations and 694 stores (in the United States) operated by area licensees. Such stores are operated principally under the name 7-Eleven and are located in 41 states, the District of Columbia, and five provinces of Canada. During 1994, the Company opened 18 convenience stores (of which 10 were rebuilds or relocations of existing stores) and closed 184 convenience stores, due to changing market patterns, lease expirations and the closing of selected stores that were not profitable. The Company may, and currently intends to, close approximately 150 additional stores in 1995.

	The Company's convenience stores are extended-hour retail stores, emphasizing convenience to the customer and providing groceries, take-out foods and beverages, gasoline (at many locations), dairy products, non-food merchandise, specialty items and incidental services.
Generally, the Company's stores are open every day of the year and are located in neighborhood areas, on main thoroughfares, in shopping centers, or on other sites where they are easily accessible and have ample parking facilities for quick in-and-out shopping. Stores are generally from 2,400-3,100 square feet in size and carry 2,300-2,600 items. The vast majority of the stores operate 24 hours a day, with virtually all of the Company's stores open at least from 7 a.m. until 11 p.m. The stores attract lunch-time customers, early and late shoppers, weekend and holiday shoppers and customers who may need only a few items at any one time and desire rapid service. The Company has been emphasizing its new product mix of fresher, higher quality foods to encourage existing customers to increase their shopping frequency and to appeal to new customers, and has taken a new approach to providing fresh food merchandise to the stores, through the introduction of daily delivery of freshly made sandwiches and bakery products from commissaries and newly opened baking facilities operated to serve the needs of 7-Eleven stores and distributed from local area combined distribution centers that serve only 7-Eleven stores. In addition, there has been an increased focus on novelty and seasonal items to spur impulse buying around each holiday, sport season or other types of occasions, such as graduation or Mother's Day, which are designed to appeal to a broader mix of customers.

	Substantially all convenience store sales are for cash (including sales for which checks are accepted), although major credit cards, along with the "Citgo Plus" credit card, are accepted in most markets, for purchases of both merchandise and gasoline. Credit card sales currently account for approximately 6% of sales, including gasoline.

	REMODELING OF STORES. During 1994, the Company remodeled approximately 1,200 stores, and anticipates remodeling an additional 1,400 stores in 1995. By the end of 1995, over 4,000 stores will have been remodeled, with virtually all stores scheduled to be completed by the end of 1996, to conform to the new store image which includes increased interior and exterior lighting, wider aisles, shopper-friendly aisle markers, lower shelf heights to help shoppers locate items faster, less cluttered aisles and counters, upgraded gasoline island equipment, and a new tri-striped exterior store facade that replaces the mansard roofs of many existing stores. The remodeling process was streamlined in 1994, both to be less disruptive of the store's business and to focus on the changes that customers notice and appreciate most, such as brighter lighting and more user-friendly store layouts.

	MERCHANDISING. During 1994, the Company further intensified its focus on better inventory control at the store level and provided all levels of its field organization with training and constant reinforcement of the principles necessary to accomplish accurate order forecasting to avoid lost sales opportunities. Through case studies and other examples, the entire field organization has been kept informed on ways to identify and track each store's best-selling items in each product category and avoid out-of-stock conditions by proper order forecasting. Store employees are responsible for placing orders with a view toward forecasting the demand for the highest selling items in the store, based on specific local conditions.

	Each store's merchandise must include a selection of core items as well as optional items selected by store operators to meet their customers' local needs and preferences. During 1994, the Company assisted the store operators by providing a new approach to seasonal and novelty items, taking advantage of each holiday or other identifiable event (such as graduation time, start of the football or baseball season, etc.) with a preplanned mix of merchandise made available to the stores on attractive end cap merchandisers in anticipation of possible impulse or last-minute shopping at such times as Valentine's Day, Mother's Day and Halloween. These new items were provided in a different merchandising format during 1994 to appeal to a broader range of customers and further enhance 7-Eleven's image as a convenient place to shop for last-minute needs.

	During 1994, as part of the Company's new merchandising focus, between 25 and 30 new items were made available to the stores each week. Store operators were encouraged to try new items and, through case study experiments, store operators were able to see the incremental benefits derived by offering the new items in the stores.

	In addition, during 1994 the Company continued to implement its everyday-fair-price strategy, which minimizes discounting, but lowers prices on some items to provide consistent, competitive prices throughout the store. The Company is applying a more flexible approach to pricing on different products in different markets, while working with suppliers to find ways to lower costs to the Company, so that any savings can be reflected in the price to the customer.

	NEW PRODUCTS. During 1994, the Company continued its programs to introduce more fresh food products of a higher quality into the stores. In addition, the Company continued to expand its "New Age" beverages with the introduction of its own corporate brand "Classic Selection" spring water and soft drinks which were introduced nationally during 1994. In addition, as a complement to its gourmet-flavored coffees, the Company introduced its own proprietary regular and sugar-free "Cafe Select"-TM- gourmet hot chocolate and cappuccino, which added hot beverages that had appeal throughout the day, in addition to the traditional peak morning coffee hours. By year-end 1994, approximately 95% of the stores were offering the new hot chocolate and cappuccino products.

	During 1994, Prime Deli Corporation opened a fresh food commissary in Dallas, Texas to serve 7-Eleven stores. This commissary is designed to provide a wide range of freshly prepared food, using the new "Deli Central" name, including fresh sandwiches, salads and desserts that are delivered daily to the stores. By year-end, this commissary was servicing approximately 240 stores. (See "Distribution - Fresh Products," below). In late 1994, with the help of Pillsbury, "World Ovens"-TM- fresh bakery products were developed and introduced to 7-Eleven stores in Texas. These high-quality products are proprietary to 7-Eleven and are manufactured in a new bakery facility in Texas specifically opened and operated to serve 7-Eleven's needs.

	In addition, during 1994, deliveries began from a newly built commissary facility in the Philadelphia/New Jersey market area to approximately 400 stores (both corporate and franchised) in that market area. A commissary is also servicing approximately 160 franchised stores in the Long Island, New York market area. In addition, "World Ovens"-TM- products are also being supplied to stores in the Philadelphia/New Jersey market area from a bakery facility in Baltimore.

	During 1994, 7-Eleven increased the range of non-food services available when it began offering prepaid telephone cards, for long distance use, which were introduced in November. By year end, over 5,000 stores were selling the "phone cards" for prepaid long distance calling in 15-, 30- and 60-minute increments, and the Company plans to introduce a 90-minute card, as well as a collector card, during 1995.

	During 1993, the Company entered into a ten-year agreement with Electronic Data Systems Corporation ("EDS") for the installation and operation of automated teller machines (ATMs) in 7-Eleven stores, nationwide, in areas not already covered by other ATM agreements. As of year-end
1994, ATMs had been installed in over 3,200 stores under this agreement, with a total of approximately 4,500 ATMs in 7-Eleven stores around the country. EDS pays the Company a flat fee per month per ATM as well as transaction-based fees dependent upon the number of transactions per month.

	GASOLINE. In 1994, the Company sold approximately 1.40 billion gallons of gasoline at retail at approximately 2,000 7-Eleven stores and other Southland self-serve outlets. The Company monitors gasoline sales to maintain a steady supply of petroleum products to the Company's stores, to determine competitive retail pricing, to provide the appropriate product mix at each location and to manage inventory levels, based on market conditions. During 1994, the Company continued its program to upgrade the gasoline pump area of the stores, by adding canopies and new equipment. Approximately 700 stores are now equipped to accept credit cards for the purchase of gasoline at the pump, which makes gasoline shopping at 7-Eleven even more convenient for the credit customer. Almost all of the Company's stores offer CITGO-branded gasoline.

	During 1994, the Company discontinued the sale of gasoline at approximately 40 locations (due, in many cases, to the closing or divestiture of the entire store, with the others eliminated due to the strategic decision to discontinue the sale of gasoline at the particular location). The Company currently anticipates that gasoline sales may be discontinued at about 30 additional locations in 1995.

	The Company has a long-term product purchase agreement with Citgo Petroleum Corporation ("Citgo") under which Southland purchases substantially all its U.S. gasoline requirements from Citgo at market-related prices through the year 2006.

	Holders of the "Citgo Plus" credit card can use the card to finance purchases of gasoline, as well as other merchandise, at 7-Eleven stores.
At year-end, there were over 1.33 million active "Citgo Plus" credit card accounts.

DISTRIBUTION. Fresh Products - During 1994, the Company began to utilize a local distribution system for delivery of fresh food products (such as Deli Central-TM- sandwiches and salads and World Ovens-TM- bakery products) as well as for fresh produce, dairy products, bread and other packaged bakery items and items that had previously been provided to the store by vendors through "store door delivery." The Company entered into a five-year agreement with E. A. Sween Company for E.A.
Sween to provide distribution services through operation of (i) a Combined Distribution Center ("CDC") facility in the Dallas/Fort Worth area to service approximately 250 stores in that area and (ii) a CDC facility in the Austin market area to service approximately 50 stores in that area. Included in the products distributed by E.A. Sween through the CDCs are those produced by Prime Deli Corporation from its commissary and the World Ovens-TM- products from Southbury Bakery, both in the Dallas area, and products from the commissary facility in Austin, which has now been open and serving 7-Elevens since 1992. In addition, pending finalization of long-term arrangements, the Company has entered into interim agreements with (i) AMR Distribution Systems
(an operating division of AMR Services Corporation) to provide distribution services, through operation of a CDC facility, to approximately 400 (both corporate and franchised) stores in the Philadelphia/New Jersey market area, for distribution of the products produced by the commissary in that market area and (ii) The Constance
Food Group, Inc., to provide distribution services, through operation of a CDC facility, to the approximately 160 stores it supplies with commissary products in the Long Island, New York area.

	Warehouse Products - The Company continued to utilize the distribution services of McLane Company Inc., pursuant to a ten-year contract entered into in 1992, for delivery of warehouse products to all of the Company's corporate stores and those franchise stores that utilize McLane for distribution services. McLane serves Southland using two former Southland distribution centers and eight additional distribution centers throughout the country. The Company has worked with McLane to minimize out of stocks and be increasingly responsive to individual store's needs.

	Franchisees are required only to carry merchandise of a type, quality, quantity and variety consistent with the 7-Eleven image. Except for consigned merchandise and certain proprietary items, franchisees are not required to purchase merchandise from the Company or vendors it recommends, or to sell their merchandise at prices suggested by the Company.

	SUPPLY AGREEMENTS. In connection with the sale of the Company's Reddy Ice and Dairies Group divisions, both in 1988, the Company entered into long-term contracts to purchase the products historically supplied to the Company's stores by such divested operations.

	PRODUCT CATEGORIES. The Company does not record sales on the basis of product categories. However, based upon the total dollar volume of store purchases, management estimates that the percentages of its 7-Eleven convenience store sales in the United States by principal product categories for the last five years were as follows:


                            				  YEARS ENDED DECEMBER 31
                    			 -----------------------------------------
PRODUCT CATEGORIES       1994     1993     1992     1991     1990
                     			------   ------   ------   ------   ------

Gasoline                 24.2%    23.5%    22.5%    21.5%    22.3%
Tobacco Products         17.2     18.0     19.2     19.1     18.0
Beer/Wine                 9.4      9.5     10.0     10.7     10.4
Soft Drinks               8.8      9.7     10.0     10.3     10.4
Groceries                 9.6      9.2      8.5      8.1      8.2
Food Service              8.5      8.5      8.4      8.4      8.7
Non-Foods                 6.2      5.8      5.8      5.8      5.7
Dairy Products            4.6      4.8      4.9      5.0      5.2
Candy                     3.8      3.7      3.8      3.9      3.7
Baked Goods               3.6      3.5      3.4      3.4      3.5
Customer Services         2.4      2.1      1.9      1.8      1.8
Health/Beauty Aids        1.7      1.7      1.6      2.0      2.1
                     			------   ------   ------   ------   ------
Total                   100.0%   100.0%   100.0%   100.0%   100.0%
			                     ======   ======   ======   ======   ======

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

	FRANCHISES. At December 31, 1994, 2,962 7-Eleven stores were operated by independent franchisees under the Company's franchise program for individual 7-Eleven stores. Sales by stores operated by franchisees (which are included in the Company's net sales) were $2,820,685,000 for the year ended December 31, 1994.

	In its franchise program for individual 7-Eleven stores, the Company selects qualified applicants and trains the individuals who will participate personally in operating the store. The franchisee pays the Company an initial fee, which varies by store, and is generally calculated based upon gross profit experience for the store or market area, to cover certain costs including: training; an allowance for travel; meals and lodging for the trainees; and other costs relating to the franchising of the store. Under the standard form of franchise agreement, the Company leases or subleases, to the franchisee, a ready-to-operate 7-Eleven store that has been fully equipped and stocked. The Company bears the costs of acquiring the land, building and equipment, as well as most utility costs and property taxes.

	Under the standard franchise arrangement, which typically has an initial term of 10 years, the franchisee pays for all business licenses and permits, as well as all in-store selling expenses, including: payroll; inventory and cash variations; supplies; inventory, payroll and other business taxes; certain repairs and maintenance; and other controllable in-store expenses, and is required to invest an amount equal to the cost of the store's inventory and cash register fund. The Company finances a portion of the cost of business licenses and permits and of the investment in inventory, as well as the ongoing operating expenses and purchases of inventory.

	Under the standard franchise agreements currently in effect, the Company shares in the gross profit of the store (ranging from 50% to 58%, depending on the hours of store operation, adjusted if necessary to assure the franchisee a specified gross income before selling expenses), based on all sales of merchandise and services except those on which the Company pays the franchisee a commission (such as consigned gasoline). The Company's share of gross profit, called the "7-Eleven Charge," is its continuing royalty charge to the franchisee for the license to use the 7-Eleven operating system and trademarks, for the lease and use of the store premises and equipment and for continuing services provided by the Company. These services include merchandising, advertising, recordkeeping, store audits, contractual indemnification, business counseling services and preparation of financial statements.
Other optional services are available from or through the Company for additional fees.

	The Company is currently offering agreements that provide a three-tiered structure for calculating the 7-Eleven Charge, in Washington, Idaho and Oregon, under which the 7-Eleven Charge is based on the particular store's level of gross profit for the preceding 12 months. In March 1993, the Company also announced that it intends to revise its standard form of franchise agreement, but has postponed the anticipated roll-out of a new agreement indefinitely as a result of currently pending litigation (see "Legal Proceedings," below).

	Under Southland's standard franchise agreement, the franchise may be terminated by the franchisee at any time or by the Company for the causes, and upon the notices, as specified in the franchise agreement and as provided by applicable law. In the event of expiration or termination of the franchise, the Company has the right to (i) acquire the franchisee's interest in inventory of a type, quantity, quality and variety consistent with the 7-Eleven image and the other tangible assets in the franchise business; and, (ii) take possession of the real property on which the store is located, and the franchisee has no continuing lease obligations.

	Many states in which the Company franchises individual 7-Eleven stores have enacted legislation governing the offer, sale, termination and/or renewal of franchises, and the Federal Trade Commission has a trade regulation rule regarding required disclosures to prospective franchisees. These requirements are subject to amendment and similar legislation is contemplated at the federal level and pending at the state level.

	AREA LICENSES. As of December 31, 1994, the Company had granted domestic area licenses to ten companies which were operating
694 convenience stores using the 7-Eleven system and name in certain areas of Alaska, Arkansas, Hawaii, Indiana (using the name Super-7 in Indianapolis), Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Montana, Nebraska, New Mexico, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Texas, Utah, West Virginia and Wyoming. Although parts of both Nevada and Virginia are also covered by area licenses, there are no stores currently operated under the area licenses in those states. The 47 stores in Hawaii are operated under an area license agreement with Seven-Eleven (Hawaii), Inc. (a subsidiary of Seven-Eleven Japan).

	As of the end of 1994, foreign area license agreements covered the operation of 5,809 7-Eleven stores in Japan, 925 in Taiwan, 399 in Thailand, 310 in Hong Kong, 153 in Australia, 87 in Malaysia, 84 in Singapore, 75 in South Korea, 69 in Spain, 66 in the Philippines, 51 in the United Kingdom, 37 in Norway, 22 in Sweden, 19 in China, 14 in
Brazil, 13 in Puerto Rico, 10 in Turkey, nine in Guam and eight in Denmark. In connection with the granting of area licenses in Brazil, Norway (which license now also includes Denmark, Finland and Sweden), the Philippines and Puerto Rico, the Company acquired an equity interest in those area licensees.

	During 1994, the area license covering Panama was terminated. In addition, a license covering Guangdong Province in China is now in effect, and stores there should be under construction and open within the next year.

	Stores operating under area licenses are not included in the number of Company operating units, and their sales are not included in the Company's revenue. Revenues from initial fees paid for area licenses and continuing royalties based on the sales volume of the stores are included in Other Income.

	INTERNATIONAL AFFILIATES. The Company also has an equity interest in 213 convenience stores in Mexico operated by an affiliate. These stores, which feature merchandise and services essentially the same as 7-Eleven, had been operating under the name "Super Siete" until 1991, when a program began to change their name to 7-Eleven, and now almost all stores are using the 7-Eleven name.

	Sales from the stores in Mexico are not included in Southland's revenues, but Southland's equity in their operating results is included in Other Income and has not been material.

	HIGH'S DAIRY STORES. As of December 31, 1994, the Company operated 38 High's Dairy Stores located primarily in Maryland and Virginia, which are similar in size and location to 7-Eleven stores and feature a product mix that emphasizes a variety of dairy products.

	QUIK MART AND SUPER-7. At December 31, 1994, 51 Quik Mart and Super-7 units were in operation in nine states. A typical Quik Mart is a high-volume gasoline outlet combined with a mini-convenience store ranging in size from 300 to 1,600 square feet of sales space stocked primarily with snack food, candy, cold drinks and other immediately consumable items, while a Super-7 is a high-volume, multi-pump, self-service gasoline-dispensing operation.

	CORPORATE

	CITYPLACE. The Company's headquarters are located in "Cityplace Center East," its 42-story office tower located on the east side of Dallas' Central Expressway north of Dallas' central business district. The Company currently occupies approximately 600,000 square feet, about one-half of Cityplace Center East.

	During 1994, leases covering approximately 281,000 square feet were signed with third party tenants, for occupancy to commence under such leases in 1994 and 1995. The building is now 97% leased or reserved for expansion under current leases.

	DIVESTITURES

	During 1994, the Company sold its former distribution centers in Champaign, Illinois and Tyler, Texas.

OTHER INFORMATION ABOUT THE COMPANY

	CREDIT AGREEMENT AND DEBT COVENANTS.  The Company's
Amended Credit Agreement contains a number of financial and operating covenants requiring, among other things, the maintenance of certain financial ratios, including interest coverage, fixed-charge coverage, and senior indebtedness to EBITDA (defined in the Credit Agreement as earnings before interest, income taxes, depreciation and amortization, with adjustments for certain extraordinary and unusual gains and losses). The covenant levels established by the Credit Agreement generally require a continuing improvement in the Company's financial condition. The Credit Agreement also contains various covenants which, among other things, (a) limit the Company's ability to incur or guarantee indebtedness or other liabilities other than under the Credit Agreement, (b) restrict the Company's ability to engage in asset sales and sale/leaseback transactions, (c) restrict the types of investments the Company can make and (d) restrict the Company's ability to pay cash dividends, redeem or prepay principal and interest on any subordinated debt and certain senior debt. These covenants contain exceptions that are customary in credit agreements associated with financings of companies having creditworthiness similar to Southland's, as well as exceptions consistent with the specific nature of the business and financial operations of the Company.

	The Company's outstanding Debt Securities contain certain covenants which, among other things, (i) limit the payment of dividends and certain other restricted payments by both the Company and its subsidiaries, (ii) require the purchase by the Company of the Debt Securities at the option of the holder upon a change of control (as defined in the indentures governing the Debt Securities), (iii) limit additional indebtedness, (iv) limit future exchange offers, (v) limit the repayment of subordinated indebtedness, (vi) require board approval of certain asset sales, (vii) limit transactions with certain stockholders and affiliates and (viii) limit consolidations, mergers and the conveyance of all or substantially all of the Company's assets.

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

	Under the Warrant Agreement, each Thompson Warrant entitles the holder to purchase, at the exercise price (the "Exercise Price") of $1.75 per Thompson Warrant, one of the underlying common shares, subject to adjustment as provided in the Warrant Agreement, during the period beginning three months after the date of the Warrant Agreement and ending on February 23, 1996. As of March 3, 1995, a total of 5,843,785 Thompson Warrants had been exercised.

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





	THE EMPLOYMENT AGREEMENTS. As a condition to the Closing, the Company entered into five-year Employment Agreements with Messrs. John P. Thompson, Jere W. Thompson and Joe C. (Jodie)
Thompson, Jr. As of December 30, 1992, the Employment Agreement with Joe C. Thompson, Jr. was terminated and Mr. Thompson was paid the present discounted value of the remaining balance payable to him under the Employment Agreement. The Employment Agreements were effective upon the Closing and provide for an annual base salary of $600,000 and an annual bonus equal to $360,000 under each agreement. In addition, under the Employment Agreements the Thompsons will have such duties and responsibilities as are agreed upon from time to time by them and the Board. In addition, John P. Thompson and Jere W. Thompson will participate in employee benefit plans and arrangements offered to key management employees of the Company during the term of the agreement. The Employment
Agreements also provide vacation, holidays and expense reimbursement in accordance with current Company policy. In early 1995, the Thompsons' Employment Agreements were modified to provide for them to relinquish their office space in Cityplace but retain certain personal property used in their offices.

	RESEARCH AND DEVELOPMENT

	The Company did not incur any significant expenses for product testing or traditional research and development activities in 1993 or 1994. During 1994, the Company's Strategic Planning Department conducted certain market research studies, which include concept tests, consumer preference tests, and tracking of changes in image and store usage patterns. In addition, the Company's test kitchen spent approximately $60,000 for new product development and taste testings and to test equipment used for cooking and displaying food products.

	RETAIL AUTOMATION

	In December 1993, the Company signed agreements with Electronic
Data Systems Corporation, AT&T Global Information Solutions Company (formerly NCR Corporation) and Canmax Retail Systems, Inc. for the automation of certain business functions for both corporate and franchisee-operated convenience stores and to provide an automated information link among the stores, Southland's division and accounting offices and its corporate headquarters. The retail automation project is expected to be completed in phases over the next four years, and, when completed, will be specifically designed to provide information about every important detail of the store's operations and to facilitate inventory tracking. The first phase, implementation of which began at the end of 1993, provided for the roll out of hardware with application software to automate certain store accounting functions and other store level tasks.
By year-end 1994, the hardware was installed in about 35% of the Company's stores.

	TRADEMARKS

	The Company's 7-Eleven-R- trademark has been registered since 1961 and is well known throughout the United States and in many other parts of the world. Other trademarks and service marks owned by the Company include Super-7-R-, Slurpee-R-, Big Gulp-R- and Big Bite-R-, as well as many additional trade names, marks and slogans relating to other individual types of food and beverage items. In connection with the Company's emphasis on the introduction of more fresh food items, the "Deli Central"-TM- and "World Ovens"-TM- trademarks are being introduced in stores nationwide, along with the "Classic Selection"-TM-trademark, covering the Company's corporate brand spring water and soft drink products, and "Cafe Select"-TM-, covering the Company's gourmet coffees, cappuccino and hot chocolate products. As part of the collateral securing the Credit Agreement, the Company granted the lenders a security interest in its various trademarks.

	ADVERTISING

	During 1994, the Company continued its very successful
"Comedians" campaign, which first aired in December 1993. This campaign delivered the message of "So many changes it"s not even funny" and emphasized the store remodeling program and daily distribution of fresh food items. The Company also utilized several promotional and seasonal advertising campaigns such as the "Monsters of the Gridiron" during the football season, the Slurpee Brain Freeze commercials during the Summer selling season, the Super Bowl Bash
Contest, in which the lucky winner was awarded ten consecutive annual trips to the Super Bowl, various radio promotions that highlighted specific promotions for ATMs, fountain soft drinks, gasoline pay-at-the-pump convenience, hot dogs and the introduction of 7-Eleven's proprietary phone card, and, beginning in early 1995, promotions that reminded customers that there are a "hundred ways to start the day" at 7-Eleven.

	Advertising to support the introduction of new items was provided both on television and radio in 1994 and, in 1995, the Company is planning to continue this advertising and to add a new focus to highlight the "convenience" aspects of finding fresh food at 7-Eleven rather than at any of the Company's competitors, such as traditional delis or bakeries.

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

	The Company's convenience retailing operations represent only a very small percentage of the highly competitive food retailing industry. Independent industry sources estimate that in the United States annual sales in 1993 for the convenience store industry were approximately
$86.3 billion (including $43.9 billion of gasoline) and that over 66,300 store units were in operation. The industry traditionally has narrow net profit margins. In addition, the Company's stores compete with a number of national, regional, local and independent retailers, including grocery and supermarket chains, grocery wholesalers and buying clubs, other convenience store chains, oil company gasoline/mini-convenience "g-stores," independent food stores, and fast food chains as well as variety, drug and candy stores. In sales of gasoline, the Company's stores compete with other food stores and service stations and generate only a very small percentage of the gasoline sales in the United States. Each store's ability to compete is dependent on its location, accessibility and individual service. Growing competitive pressures from new participants in the convenience retailing industry and the rapid growth in numbers of convenience-type stores opened by oil companies over the past few years have intensified competitive pressures for the Company.

	Cityplace Center East, the Company's headquarters office building in Dallas, Texas, is occupied by the Company and other third party tenants, with the Company having the right to sublease the remaining space (see "Cityplace," above). During 1994, the Company entered into subleases with new tenants covering about 281,000 square feet. The building is now approximately 97% leased or reserved for expansion under current leases. In seeking tenants, this project competes with other downtown, Oak Lawn, North Dallas and North Central Expressway luxury office space developments. The Dallas real estate market currently has many office and retail sites available for lease. It is anticipated that competition for tenants will remain strong in the Dallas commercial real estate market.

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

	The Resource Conservation and Recovery Act ("RCRA") of 1976, as amended, affects the Company through its substantial reporting, recordkeeping and waste management requirements. In addition, standards for underground fuel storage tanks and associated equipment may increase operating expenses and the costs of marketing petroleum products. In response to this legislation, and various state and local regulations, the Company has developed a comprehensive tank and associated equipment management program that established procedures for tank testing, repair and corrective action.

	The Comprehensive Environmental Response Compensation and
Liability Act of 1980 ("CERCLA"), as amended, creates the potential for substantial liability for the costs of study and clean-up of waste disposal sites and includes various reporting requirements. This Act may result in joint and several liability even for parties not primarily responsible for hazardous waste disposal sites. As a consequence of past waste disposal, the Company may be potentially liable for cleanup costs at several sites which are being considered or which may be considered for federal clean-up action under CERCLA. Additional requirements imposed by the Superfund Amendments and Reauthorization Act of 1986 also have resulted in additional reporting duties.

	Violation of any federal environmental statutes or regulations or orders issued thereunder, as well as relevant state and local laws and regulations, could result in civil or criminal enforcement actions.

	CURRENT ENVIRONMENTAL PROJECTS AND PROCEEDINGS.
As previously reported, in December 1988, the Company closed its chemical manufacturing facility in Great Meadows, New Jersey ("Great Meadows"). The Company had previously been issued an Administrative Consent Order relating to groundwater conditions at this facility by the New Jersey Department of Environmental Protection ("NJDEP"). The Administrative Consent Order required the Company to pay a civil penalty of $50,000, to conduct a remedial investigation/feasibility study ("RI/FS") and to provide financial assurance for the ultimate clean-up.

	The Company has submitted a proposed clean-up plan to the NJDEP, which provides for remediation at the site for an approximate three- to five-year period as well as continued groundwater treatment for a projected 20-year period. While the Company has received initial comments from the NJDEP, a final clean-up plan has not been finalized.
At December 31, 1994, the Company's recorded liability is $39.3 million, which represents its best estimate of the clean-up and treatment costs to be incurred. Some remedial actions have commenced.

	As previously reported, the Company filed suit in the United States District Court for the District of New Jersey against a large chemical company that formerly owned the Great Meadows property. In 1991, the parties executed a final settlement agreement pursuant to which the former owner agreed to pay a substantial portion of the cleanup costs described above. The Company has recorded a receivable of $23.0 million, at year-end 1994, representing the former owner's portion of the accrued clean-up costs.

	As of December 31, 1994, the Company had approximately 2,000 operating retail outlets involved in the sale of gasoline and other motor fuels. In the ordinary course of business, the Company occasionally discovers and repairs leaks in the underground storage tanks and piping systems associated with these retail outlets. The Company has established a comprehensive program to manage underground storage tanks and associated equipment and to ensure compliance with applicable laws.

	The Company anticipates that it will spend approximately $14 million in 1995 on capital improvements required to comply with environmental regulations relating to below-ground gasoline storage tank systems as well as above-ground vapor recovery equipment at store locations and approximately an additional $25 million on such capital improvements from 1996 through 1998.

	Additionally, the Company accrues for the anticipated future costs of environmental clean-up activities (consisting of contamination assessment and remediation) relating to detected releases of regulated substances at its existing and previously operated sites at which gasoline has been sold (including store sites and other facilities that have been sold by the Company). At December 31, 1994, the Company has an accrued liability of $63.4 million for such activities and anticipates that all such expenditures will be incurred within the next five years. This estimate is based on the Company's prior experience with gasoline sites and its analysis of such factors as the age of the tanks, location of tank sites and experience with contractors who perform contamination assessment and remedial work.

	The Company is eligible to receive reimbursement for a large portion of these remediation costs under state reimbursement programs and has recorded a gross receivable of $76.1 million (a net receivable of $57.2 million after an allowance of $18.9 million) for the estimated probable state reimbursement of paid and accrued assessment and remediation expenses. The Company reduced the estimated net environmental cost reimbursements at the end of 1994 by approximately $6.0 million as a result of the Company's ongoing review of state reimbursement programs. There is no assurance of the timing of the receipt of state reimbursement funds; however, based on its experience, the Company expects to receive state reimbursement funds within one to four years after incurring eligible assessment and remediation expenses, assuming that the state administrative procedures for processing such reimbursements have been fully developed. The estimated future remediation expenditures and related state reimbursement amounts could change as governmental requirements and state reimbursement programs change in future years.

	In general, the Company's capital expenditures for environmental matters will continue to be affected by federal, state and local environmental laws and regulations. It is possible that future environmental requirements may be more stringent than current requirements, thereby requiring additional expenditures. As described above, the Company also anticipates future maintenance expenditures in connection with environmental requirements relating to continuing upkeep of gasoline storage tank systems at store locations.

	EMPLOYEES

	At December 31, 1994, the Company had 30,417 employees, of whom approximately 29 percent were considered to be either temporary or part-time employees. None of the Company's employees were subject to collective bargaining agreements at year-end, although a few employees in one store in Canada have joined a union.

	The Company has in the past been able to satisfy substantially all of its requirements for managerial personnel from within its organization.
The Company's store managers and supervisory staff personnel are compensated on some form of incentive basis.

EXECUTIVE OFFICERS OF THE REGISTRANT

	The names, ages, positions and offices with the registrant of all current executive officers of the Company are shown in the following chart. The term of office of each executive officer is at the pleasure of the board of directors. The business experience of each such executive officer for at least the last five years, and the period during which he or she served in office, as well as the date each was employed by the Company, are reflected in the applicable footnotes to the chart. All executive officers of Southland named herein (other than Mr. Ito and Mr. Suzuki) were officers or employees of the Company at the time Southland filed its voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, as described above.


			       AGE AT
    NAME                       3/01/95      CURRENT POSITIONS AND OFFICES WITH REGISTRANT
    ---------------------      -------      --------------------------------------------------------

    Masatoshi Ito                70         Chairman of the Board and Director (1)
    Toshifumi Suzuki             62         Vice Chairman of the Board and Director (2)
    Clark J. Matthews, II        58         President, Chief Executive Officer and Director (3)
    Stephen B. Krumholz          45         Executive Vice President and Chief Operating Officer (4)
    Rodney A. Brehm              47         Senior Vice President, Distribution and Foodservice (5)
    James W. Keyes               39         Senior Vice President, Finance (6)
    Paul L. Bureau, Jr.          53         Vice President, Corporate Tax (7)
    Adrian O. Evans              58         Vice President, Construction and Maintenance (8)
    David M. Finley              54         Vice President, Human Resources (9)
    Stephen B. LeRoy             42         Vice President, International and Real Estate (10)
    Vernon P. Lotman             55         Vice President and Controller (11)
    Bryan F. Smith, Jr.          42         Vice President and General Counsel (12)
    David A. Urbel               53         Vice President, Planning and Treasurer (13)

________________________

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

	(5) Senior Vice President, Distribution and Foodservice, since June 1993; Vice President, Merchandising, from February 1992 to June 1993;
Vice President, Marketing, from 1990 to 1992; Vice President, Northwest
Region, 7-Eleven Stores, from 1989 to 1990; National Marketing
Manager from 1986 to 1989; Division Manager, Central Pacific Division,
7-Eleven Stores, from 1979 to 1986; employee of the Company since
1972.

	(6) Senior Vice President, Finance, since June 1993; Vice President, Planning and Finance, from August 1992 to June 1, 1993; Vice President and/or Vice President, National Gasoline, from August 1991 to August 1992; General Manager, National Gasoline, from 1986 to 1991; employee of the Company since 1985.

	(7) Vice President, Corporate Tax, since May 1993; Corporate Tax Manager from March 1983 to May 1993. Partner, Touche Ross & Co., from 1978 to 1983; employee of the Company since 1983.

	(8) Vice President, Construction and Maintenance, since August 1992. Vice President, Stores Development, from January 1989 to
August 1992; Vice President, Mid-America Region, 7-Eleven Stores, from 1987 to 1988; Vice President, Central Stores Region, from 1980 to 1987; Central Stores Regional Manager from 1978 to 1980; Division
Manager, Canada, from 1976 to 1978; employee of the Company from 1962 to 1972 and since 1975.

	(9) Vice President, Human Resources, since December 1987; Manager, Stores Human Resources, January 1987 to December 1987; Manager, Organizational Research & Development, from 1985 to 1987; Department Manager, Organizational Research and Development, from 1984 to 1985; Manager, Organizational Research and Development, from 1982 to 1984; employee of the Company since 1977.

	(10) Vice President, International and Real Estate, since May 1, 1994; Vice President Real Estate and Licensed Operations, from August
1992 until May 1994; Vice President, Atlantic Region, 7-Eleven Stores, from 1990 to 1992; Vice President, Chesapeake Region, 7-Eleven
Stores, from 1987 to 1990; Regional Manager, Chesapeake Stores
Region, in 1987; Division Manager, Capitol Stores Division, from 1986 to 1987; Division Manager, Great Lakes Stores Division, from 1984 to
1986; Operations Manager, Great Lakes Stores Division, from 1981 to
1984; employee of the Company since 1975.

	(11) Vice President since April 1992. Controller since December 1987; Assistant Corporate Controller from 1977 to 1987; employee of the Company since 1973.

	(12) Vice President and General Counsel since August 1992. Assistant General Counsel from January 1990 to July 1992; Associate General Counsel from January 1987 to December 1989; employee of the Company since 1980.

	(13) Vice President, Planning and Treasurer since August 1992; Vice President since April 1992 and Treasurer since December 16,
1987; Deputy Treasurer from 1984 to 1987; Assistant Treasurer from
1983 to 1984; employee of the Company since 1970.




FORMER OFFICERS.

	The names, ages, positions and offices formerly held with the registrant and the business experience for at least the five years preceding their departure from Southland of all persons who served as officers of the Company during 1994 but who no longer serve as such are shown below. Also shown for each such person is the period during which he or she served in his or her office, as reflected in the footnotes to the following chart.

		  NAME                          AGE AT 3/01/95
		  -------------------           --------------

		  John H. Rodgers (1)                  51
		  Michael K. Roemer (2)                46
		  Cecilia S. Norwood (3)               41


	(1) Executive Vice President from June 1993, Chief Administrative Officer from 1991 and Secretary of the Company from 1987 until February 1995; Senior Vice President from 1987 to June 1993; General
Counsel from 1979 to 1992; Vice President from 1980 to 1987;
employee of the Company from 1973 to 1995.

	(2) Senior Vice President, Merchandising, from June 1993 until February 1995; Vice President, Line Management, from August 1992 to
June 1993.  Vice President, Central Region, 7-Eleven Stores, from
October 1990 to August 1992; Vice President, Northeast Region or
Eastern Region, 7-Eleven Stores, from 1987 to 1990; Division Manager, Northeast Stores Region, from 1984 to 1987; Vice President, Retail Marketing, of Citgo Petroleum Corporation from 1983 to 1984; Marketing Manager, Eastern Stores Region, 7-Eleven Stores, from 1981 to 1983; employee of the Company from 1966 to 1995.

	(3) Vice President, Corporate Communications, from August 1991 until July 1994; Manager, Corporate Communications, from 1989 to
1991; employee of the Company from 1982 to 1994.








ITEM 2.  PROPERTIES

	Under the Credit Agreement, virtually all the Company's assets, not previously subject to liens, are encumbered, including both tangible and intangible property rights, as well as stock in the Company's non-foreign subsidiaries, where such encumbrance is not otherwise prohibited. As of December 31, 1994, there were approximately 3,898 operating 7-Eleven stores, 182 non-operating stores and 13 other properties throughout the United States subject to mortgages (including both owned and leased properties). The lien against the Company's ownership or leasehold interest in any property will be released, with the consent of the Company's Senior Lenders, if the Company sells the property, the lease to the Company terminates or upon payment by the Company of the amounts due under the Credit Agreement.

	OPERATING AND FRANCHISING OF CONVENIENCE FOOD STORES

	7-ELEVEN. At the end of 1994, the 7-Eleven stores group utilizes 93 offices in 21 states and Canada. The following table shows the location and number of the Company's 7-Eleven convenience stores (excluding stores under area licenses and of certain affiliates) in operation on December 31, 1994.


STATE/PROVINCE                    OPERATING 7-ELEVEN CONVENIENCE STORES
				   OWNED          LEASED(A)      TOTAL
U.S.
Arizona                              40             57             97
California                          227            966          1,193
Colorado                             60            184            244
Connecticut                           7             32             39
Delaware                             10             17             27
District of Columbia                  4             14             18
Florida                             240            207            447
Idaho                                 6              8             14
Illinois                             50             91            141
Indiana                               6             10             16
Kansas                                7             11             18
Maryland                             96            231            327
Massachusetts                        10             24             34
Michigan                             51             47             98
Missouri                             35             52             87
Nevada                               87            100            187
New Hampshire                         1              7              8
New Jersey                           74            129            203
New York(b)                          43            179            222
North Carolina                        2              5              7
Ohio                                 10              5             15
Oregon                               38             99            137
Pennsylvania                         59            110            169
Rhode Island                          0              9              9
Texas                               110            195            305
Utah                                 37             81            118
Virginia                            194            428            622
Washington                           62            191            253
West Virginia                        11             14             25
Canada (b)
 Alberta                             19            103            122
 Manitoba                            13             39             52
 Ontario                             30             84            114
 British Columbia                    21            115            136
 Saskatchewan                        14             23             37
                             			  -----          -----          -----
      Total                       1,674          3,867          5,541
                            				  =====          =====          =====


	(a) Of the 7-Eleven convenience stores set forth in the foregoing table, 818 are leased by the Company from The Southland Corporation Employees' Savings and Profit Sharing Plan (the "Savings and Profit Sharing Plan"). As of year-end 1994, the Company also leased one location under construction and 81 closed convenience stores or office locations from the Savings and Profit Sharing Plan.
	(b) The above numbers include 17 stores in Canada that operate under a management contract and five stores in New York operating under a new franchise agreement ("Genesis"), one of which has subsequently closed. The Company has no interest in the real property on which those stores are located.

	OTHER RETAIL. As shown in the following table, at year-end 1994, the Company operated 48 Quik Mart stores in Illinois, Indiana, Maryland, Massachusetts, Missouri, New Hampshire, Texas, Virginia and Wisconsin and 38 High's Dairy Stores located in Maryland, Virginia, Pennsylvania and West Virginia. As of December 31, 1994, the Company also operated three Super-7 gasoline stations in California, which are all owned by the Company.

	The following table shows the location and number of the Company's Quik Mart, High's and Super-7 locations in operation on December 31, 1994.


					OPERATING OTHER RETAIL LOCATIONS

STATE                                    OWNED      LEASED      TOTAL
California                                  3          0           3
Illinois                                   10          0          10
Indiana                                     3          1           4
Maryland                                    1         18          19
Massachusetts                               2          0           2
Missouri                                    2          0           2
New Hampshire                               2          1           3
Pennsylvania                                0          5           5
Texas                                       3          0           3
Virginia                                    7         10          17
West Virginia                               0          4           4
Wisconsin                                  17          0          17
                                   					   --         --          --
    Total                                  50         39          89
                                   					   ==         ==          ==


	OTHER INFORMATION ABOUT PROPERTIES AND LEASES. At December 31, 1994, there were four 7-Eleven stores in various stages of construction (on property leased by the Company), and the Company owned 19, and had leases on 9, undeveloped convenience store sites. In addition, the Company held 183 7-Eleven, High's and Quik Mart properties available for sale consisting of 100 unimproved parcels of land, 65 closed store locations and 18 parcels of excess property adjoining store locations. At December 31, 1994, 43 of these properties were under contract for sale.

	On December 31, 1994, the Company held leases on 504 closed store or other non-operating facilities, 78 of which were leased from the Savings and Profit Sharing Plan. Of these, 357 were subleased to outside parties.

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

	The Company owns residual property from its distribution and food processing operations that were divested in late 1992 and plans to dispose of the following properties: (1) a five-acre tract of land in Delanco, New Jersey, on which is located a 19,000-square-foot branch distribution facility and (2) a 21.5-acre tract of land in Salt Lake City, Utah, on which is located a leased 77,000-square-foot food processing plant (which includes 6,930 square feet of office space). The Salt Lake City, Utah, location is currently subleased to McLane on an interim basis and the Company intends to dispose of the facility in 1995.

	The Company also owns a 287-acre tract in Great Meadows, New Jersey, with a closed chemical plant, a part of which is currently involved in environmental clean-up. (See "Current Environmental Projects and Proceedings," pages 15 through 17, above.)

	CORPORATE

	The Company's corporate office headquarters is in Dallas, Texas in a 42-story office building, known as Cityplace Center East. The Company's lease covers the entire Cityplace Tower, but gives the Company the right to sublease to other parties. As of early 1995, subleases had been signed with third parties so that (including the space leased by Southland) the building is 97% leased or reserved for expansion under current leases. The Company currently utilizes other office space in and around Dallas (although most corporate office space is consolidated in Cityplace Center East). The
Company also holds tracts in Dallas, Texas, not included in Cityplace, totaling about 30 acres.

ITEM 3.  LEGAL PROCEEDINGS

	As previously reported, on October 24, 1990, the Company filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas, Dallas Division, Case No. 390-37119-HCA-11. The Company's Plan of Reorganization was confirmed by the Court on February 21, 1991. Subsequent to the Company's bankruptcy filing, the Company's senior lenders under the Credit Agreement filed a proof of claim demanding, among other things, default interest, as a result of the Company's failure to make an interest payment due June 15, 1990. The Bankruptcy Court issued its opinion, on March 17, 1992, awarding approximately $12.2 million in additional interest to the Credit Agreement Banks. The Company has appealed this decision but recognized the approximately $12.2 million of additional interest expense in its financial statements for 1991. There were no material developments in this matter in 1994. However, during 1994 and in connection with the amendment of the Credit Agreement, the Company and the Old Senior Lenders negotiated an out-of-court arrangement whereby a letter of credit was issued for the account of the Company to provide to the Old Senior Lenders assurance of payment of such additional interest expense if the Old Senior Lenders are successful in the appeal.

	As previously reported, on September 23, 1993, the Company was served with a Summons and Complaint in a purported class action lawsuit entitled 7-Eleven Owners for Fair Franchising, et, al. v. The Southland Corporation, et al., Case No. 722272-6, in the Superior Court for Alameda County, California. Also named as defendants in the Complaint are Southland's majority owners and approximately 16 vendors who supply goods to 7-Eleven franchisees in the State of California. The named plaintiffs purportedly represent all current 7-Eleven franchisees in the State of California and all former 7-Eleven franchisees in the State of California for the past six years. The Complaint alleges a variety of violations of California state antitrust laws, breaches of contract and other claims relating to discounts and allowances, vendor-supplied equipment, Southland's accelerated inventory management program and the 24-hour operation of 7-Eleven stores. Discovery in this matter is proceeding. The Company intends to contest the certification of a class in this litigation and to defend vigorously against all of the plaintiffs' allegations.

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

	On June 11, 1993, the Company filed a lawsuit in the United States District Court for the Northern District of Texas, Dallas Division, against Occidental Petroleum Corporation and OXY Oil and Gas USA, Inc. ("OXY"), seeking damages pursuant to contractual indemnification provisions for present and future expenses that have been incurred (or are anticipated) by the Company associated with pre-existing environmental conditions at Quik Mart locations which the Company acquired from OXY in 1983. The lawsuit is still in the discovery phase and the Company is diligently prosecuting its claim.

	In the second quarter of 1994, Southland was served with a lawsuit (which was subsequently amended in July 1994) entitled Emil V. Sparano, et al., Plaintiffs, v. The Southland Corporation, a Texas corporation, IYG Holding Company, a Delaware corporation, Ito-Yokado, Ltd., a foreign corporation, Seven-Eleven Japan Co., Ltd., a foreign corporation, John P. Thompson, Jere W. Thompson, Joe C. (a/k/a "Jodie") Thompson, Jr., Clark J. Matthews, II, Walton Grayson, III, John H. Rodgers, and Frank Gangi, Defendants, Case No. 94 C 2098, in the U.S. District Court for the Northern District of Illinois. The plaintiffs, several current or former 7-Eleven franchisees, seek to represent a class, purportedly consisting of all persons or entities who owned one or more 7-Eleven convenience store franchises since 1987.

	Of the named defendants, Clark J. Matthews, II is a current officer and director of the Company; John H. Rodgers, Walton Grayson, III and Frank
Gangi are former officers of the Company, and Mr. Grayson is also a former director; John P. Thompson and Jere W. Thompson have been directors both prior to, and at all times since, 1987; Joe C. Thompson is a former director of the Company (hereafter John P. Thompson, Jere W. Thompson and Joe C.
Thompson, Jr., collectively, the "Thompsons"); IYG Holding Company holds approximately 64% of the shares of the Company and is a jointly owned subsidiary of Ito-Yokado Co., Ltd. and Seven-Eleven Japan Co., Ltd.

	The second amended complaint alleges that, starting with the leveraged buyout of Southland in 1987, and continuing until the present time, Southland has breached its contractual obligations to 7-Eleven franchisees under the 7-Eleven Franchise Agreements by failing to spend adequate sums of money for advertising and other services and for maintaining and remodeling 7-Eleven stores and the equipment therein. In addition to alleging breach of contract, the second amended complaint includes claims against Southland for alleged breach of fiduciary duty, breach of an alleged covenant of good faith and fair dealing, fraudulent conveyance of corporate assets, fraudulent misrepresentations, conversion and unjust enrichment. Additional claims have been asserted against the individual defendants for alleged breach of fiduciary duty and breach of duties of competence, due care and loyalty. The second amended complaint requests damages, interest, costs and attorneys' fees "in excess of $1 billion."

	Southland has filed a motion to dismiss all claims asserted against it, except the breach of contract claim. The individual defendants and the foreign companies have filed motions to dismiss for lack of personal jurisdiction and for failure to state any claims upon which relief could be granted. None of these motions have been decided by the court, and the court has not yet decided whether the case will be permitted to proceed as a class action.

	Southland intends to contest plaintiffs' effort to prosecute the lawsuit as a class action, and it also intends to defend vigorously all of the claims on the merits. Southland believes that it has meritorious defenses to each of the claims.

	Information concerning other legal proceedings is incorporated herein from "Environmental Matters," pages 15 through 17, above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

	No matters were submitted to a vote of security holders during the fourth quarter of 1994.


				     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER
MATTERS

	The Company's Common Stock, $.0001 par value per share, is the only class of common equity of the Company and represents the only voting securities of the Company. There are 409,922,935 shares of Common Stock issued and outstanding and, as of March 3, 1995, there were 3,060 record holders of the Common Stock. The Company's Common Stock is traded on the NASDAQ Small-Cap Market.


					PRICE RANGE
QUARTERS                        BID                     ASK
1993 (A)                 HIGH         LOW          HIGH      LOW
First                   $3 1/2      $2 31/32     $3 9/16   $3 1/16
Second                   5 1/2       3 1/2        5 19/32   3 9/16
Third                    6 1/16      4 1/4        6 1/8     4 3/8
Fourth                   7 5/8       5 5/16       7 11/16   5 3/8

					PRICE RANGE
QUARTERS                        BID                     ASK
1994 (A)                HIGH          LOW          HIGH      LOW
First                   $6 11/16    $3 13/16      $6 3/4   $3 15/16
Second                   6 3/16      3 7/8         6 1/4    3 15/16
Third                    6 9/32      4 1/2         6 3/8    4 5/8
Fourth                   5 3/4       4 1/4         5 13/16  4 3/8


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

ITEM 6. SELECTED FINANCIAL DATA

                             THE SOUTHLAND CORPORATION AND SUBSIDIARIES



                                                                          Years Ended December 31
                                                  --------------------------------------------------------------------------
                                                      1994            1993           1992            1991            1990
                                                  ------------    ------------   ------------    -----------     -----------
                                                               (Dollars in Millions, Except Per-Share Data)
Net sales ....................................... $6,684.5        $6,744.3       $7,425.8        $8,009.5        $8,347.7
Other income ....................................     75.3            69.9           73.6            73.8            60.1
Total revenues ..................................  6,759.8         6,814.2        7,499.4         8,083.3         8,407.8
LIFO charge (credit) ............................      3.0            (8.7)           1.5            (7.2)           27.9
Depreciation and amortization ...................    162.7           154.4          180.3           200.1           227.6
Interest expense ................................    108.6 (a)        94.6 (a)      123.6 (a)       189.3 (a)       459.5
Earnings (loss) before income taxes,
  extraordinary items and cumulative effect
  of accounting changes .........................     73.5            (2.6)         (119.9)(d)       (66.3)         (430.0)(f)
Income taxes (benefit) ..........................    (18.5)(b)         8.7            11.5             8.0          (128.5)
Earnings (loss) before extraordinary items
  and cumulative effect of accounting changes ...     92.0           (11.3)         (131.4)          (74.3)
(301.5)
Net earnings (loss) .............................     92.0            71.2 (c)      (131.4)           82.5 (e)      (276.6)(g)
Earnings (loss) per common share
  (primary and fully diluted):
     Before extraordinary items and
        cumulative effect of accounting
        changes .................................      0.22           (0.03)          (0.32)          (0.22)         (15.14)
     Net earnings (loss) applicable to
        common shares ...........................      0.22            0.17           (0.32)           0.24          (13.93)

Total assets ....................................  2,000.6         1,990.0         2,039.7         2,607.7         2,813.6
Long-term debt, including current portion .......  2,351.2 (a)     2,419.9 (a)     2,560.4 (a)     3,037.1 (a)
3,705.2
Redeemable preferred stock ......................      -               -               -               -             148.5

------------------------

(a)The Notes and Debentures are accounted for in accordance with SFAS No. 15 as explained in Note 9 to the
   Consolidated Financial Statements.
(b)Income taxes (benefit) includes a $30,000,000 tax benefit from recognition of a portion of the
Company's net
   deferred tax assets as explained in Note 15 to the Consolidated Financial Statements.
(c)Net earnings include an extraordinary gain of $98,968,000 on debt redemption and a charge for the cumulative
   effect of an accounting change for postemployment benefits of $16,537,000 as explained in Notes 9 and
13 to the
   Consolidated Financial Statements, respectively.
(d)Loss before income taxes. extraordinary items and cumulative effect of accounting changes includes a
$45,000,000 loss on the
   sale and closing of the distribution and food centers as explained in Note 6 to the Consolidated
Financial Statements.
(e)Net earnings include an extraordinary gain on debt restructuring of $156,824,000 .
(f)Loss before income taxes, extraordinary items and cumulative effect of accounting changes reflects a loss of $41,000,000
   on Cityplace assets sold.
(g)Net loss includes an extraordinary tax benefit from utilization of net operating loss carryforwards of
$52,040,000
   and a charge for the cumulative effect of an accounting change for postretirement benefits of
$27,163,000.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

SUMMARY OF RESULTS OF OPERATIONS

	The Company's net earnings for 1994 were $92.0 million, compared to net earnings of $71.2 million in 1993 and a net loss of $131.4 million in 1992. The Company showed marked improvement in its earnings before income taxes, extraordinary gain and cumulative effect of accounting change as reflected below:

						Years Ended December 31
					  ------------------------------------
					     1994         1993          1992
					     ----         ----          ----
				      (Dollars in Millions, Except Per-Share Data)

Earnings (loss) before income taxes,
  extraordinary gain and cumulative
  effect of accounting change             $   73.5     $   (2.6)    $  (119.9)
Income tax (expense) benefit                  18.5         (8.7)        (11.5)
Extraordinary gain from redemption of
  the Company's 12% Senior Notes
  (refinanced in August 1993)                              99.0
Cumulative effect of accounting
  change for postemployment benefits                      (16.5)
					  ---------    ---------    ----------
Net earnings (loss)                       $   92.0     $   71.2     $  (131.4)
					  =========    =========    ==========
Earnings (loss) per common share
  (primary and fully diluted)             $    .22     $    .17     $    (.32)
					  =========    =========    ==========


Each years' results included a number of special or unusual items which included among other things:

						1994         1993        1992
						----         ----        ----
						    (Dollars in Millions)

Loss for store closings
  and dispositions of properties             $  (3.7)    $  (48.2)   $  (44.3)
Severance and related costs                     (7.4)        (7.2)      (17.5)
Deferred income tax benefit                     30.0
Disposition of Citijet, a fixed-base
  operation at Dallas Love Field Airport                    (10.8)
Loss on the sale and closing of
  the Company's distribution and food
  processing centers                                                    (45.0)

	In addition to the special and unusual items noted above, the Company's improvement in 1994 earnings was primarily due to savings in selling, general and administrative expenses, offset by lower merchandise gross profit due to fewer stores. Although merchandise gross profit declined in total, merchandise sales and gross profits per store were favorable in 1994 compared to 1993 and 1992 and have been improving each quarter during 1994 over 1993.

(EXCEPT WHERE NOTED, ALL PER-STORE NUMBERS BELOW REFER TO AN AVERAGE OF
ALL
STORES RATHER THAN ONLY STORES OPEN MORE THAN ONE YEAR)

SALES
	The Company recorded net sales of $6.68 billion for the year ended December 31, 1994, compared to sales of $6.74 billion in 1993 and $7.43 billion in 1992. The 1994 sales decline is primarily the result of fewer convenience stores due to closures (see Management Strategies). Sales also declined in 1993 and 1992, primarily due to fewer stores, lower same-store (stores open more than one year) merchandise sales and the September 1992 disposition of the Company's distribution and food center assets (see Liquidity and Capital Resources-Other). Merchandise sales for 1994 and 1993 were also affected by the deflationary effect of cigarette price reductions (on certain premium brands) associated with manufacturers' cost reductions starting in August 1993. Merchandise sales increases or (decreases) as compared to the prior year and inflation information is detailed below:

						  Years Ended December 31
					     ---------------------------------
                                   					     1994            1993        1992
                                   					     ----            ----        ----

Same-store sales                             2.0 %          (2.7)%      (3.9)%

Same-store real growth;
  excluding inflation/(deflation)            2.8 %          (4.7)%      (5.6)%

7-Eleven inflation/(deflation)               (.7)%           2.2 %       1.9 %


	Until 1994, same-store merchandise sales real growth (adjusted to exclude inflation) had declined since early 1989 primarily due to competitive pressures. This negative trend began to reverse in 1993, and in 1994 the Company achieved its first full year of same-store real growth in merchandise sales since 1988. The 1994 results also reflect the first four consecutive quarters of positive same-store merchandise sales growth (including the effects of deflation or inflation) since the third quarter of 1990. The Company believes the improvement is a result of its new merchandising processes, everyday-fair-pricing and store-remodeling strategies (see Management Strategies).

	Gasoline sales dollars per store increased 8.7%, 9.1% and 6.5% in 1994, 1993 and 1992, respectively. This increase is primarily due to per store gallonage improvement of 7.8% in 1994, 11.1% in 1993 and 6.3% in 1992.
This continuing improvement reflects favorable market conditions, as well as the impact of several successful business strategies: ongoing remodeling to enhance the appeal and convenience of the Company's gas facilities; promoting the high quality of CITGO-brand gasoline; the closing of low-volume locations; and managing gasoline prices, inventories and product mix on a by-store basis.


SOUTHLAND CONVENIENCE STORE SALES BY CATEGORY
		       (Percentages are estimates based on purchases)
		PRODUCT CATEGORIES                                     1994
		------------------                                    ------
		Gasoline                                               24.2%
		Tobacco Products                                       17.2
		Beer/Wine                                               9.4
		Soft Drinks (includes Slurpee -R-)                      8.8
		Groceries                                               9.6
		Food Service (includes coffee)                          8.5
		Non-Foods                                               6.2
		Dairy Products                                          4.6
		Candy                                                   3.8
		Baked Goods                                             3.6
		Customer Services (includes lottery gross profits)      2.4
		Health/Beauty Aids                                      1.7
                                          								      ------
		   Total                                              100.0%
								                                                ======

MANAGEMENT STRATEGIES

	Since 1992, the Company has been committed to several key strategies that it believes, over the long term, will further differentiate it from its competitors and allow 7-Eleven to maintain its position as the premier convenience store chain in the industry. These strategies include: the extensive remodeling of its store base; a customer-driven approach to product selection; an everyday-fair-pricing policy on all items; the daily delivery of fresh perishable items; the introduction of quality, ready-to-eat fresh foods; and the implementation of a retail automation system.

	The Company has been devoting the majority of its capital resources over the last couple of years toward the most extensive remodeling of its existing store base ever undertaken. In conjunction with the remodeling program, the Company has been pruning its store base as it identifies stores, which can be closed or disposed of, that are not expected to achieve an acceptable level of profitability in the future or meet minimum image standards. As a result, the Company closed 184 stores in 1994, 401 in 1993 and 358 in 1992. However, as the Company approaches completion of the remodeling program, it plans to strengthen its position in existing markets by expanding its store base. The planning process for this new store development is underway and new store openings should outpace store closures by 1997.

	The customer-driven approach to merchandising, which was adopted by the Company in 1992, continues to focus on providing the customer an expanded selection of quality products at a good value. This is being accomplished by prioritizing the importance of ordering at the store level, removing slow-moving items and aggressively introducing new products in the early stages of their life cycle. This process, which has contributed to improved sales and profits, will be an ongoing part of managing our business in order to satisfy the ever-changing preferences of our customers.

	The Company's everyday-fair-pricing strategy has provided consistent prices on all items by reducing its reliance on discounting of some products and lowering prices on others since its inception in 1992. Going forward, the Company will continue to migrate toward lower retail prices as the Company achieves decreased product costs through strategic alliances with its suppliers and distributors.

	Daily delivery of fresh perishable items and high-quality ready-to-eat foods is another key management strategy. Implementation of this strategy includes third-party development and operation of combined distribution centers, fresh-food commissaries and bakery facilities in most of the Company's markets around the country. The commissary and bakery ready-to-eat items, like fresh sandwiches and pastries, along with goods from multiple vendors such as dairy products, produce and other perishable goods, are "combined" at a distribution center and delivered daily to each store. In addition to providing fresher products and improving in-stock conditions from daily deliveries, the combined distribution is also intended to lower product costs in part from vendor's savings on direct store deliveries. The Company expects the freshness and flexibility of the products from these operations to improve sales and gross profits.

	The implementation of a retail automation system was begun by the Company in 1994. The initial phase involves installing in-store processors, which will automate accounting and other store-level tasks. After future phases are complete, the system will provide each store and its suppliers and distributors with information to make better decisions in anticipating customer needs. The in-store processors currently being installed will meet the demands of future phases of the automation process.

GROSS PROFITS

	Consolidated gross profits were $1.54 billion for 1994, $32.9 million below 1993, which was $32.4 million below 1992, reflecting lower merchandise gross profits because of fewer stores. Even though total merchandise gross profits have declined, merchandise gross profit per store has consistently improved over prior year results for the last eight quarters. Also, the fourth quarter of 1994 showed growth in total merchandise gross profits over prior year results, for the first time since the first quarter of 1990. The following chart highlights the percent change in merchandise gross profit per store and the components thereof:

                                         						 Years Ended December 31
                                  					    --------------------------------
Increase/(decrease) from prior year         1994          1993        1992
                                   					    ----          ----        ----
Average per store gross
  profit dollar change                      2.1%           2.2%        (.3)%
Margin percentage point change              (.38)          1.16         .75
Same-store sales growth                     2.0%          (2.7)%      (3.9)%


	Merchandise gross profit margins were greatly affected, beginning in 1992, by the implementation of the everyday-fair-price strategy, which reduced discounting and promotional activities, increasing the margins in 1992 and 1993 (see Management Strategies). The margins also benefited from lower cigarette costs (beginning in August 1993) and lower costs of products under the Company's supply agreement with McLane (see Liquidity and Capital Resources - Other). In 1994, with the reduction of discounting in place, the Company tested lower prices in certain parts of the country as part of a more aggressive everyday-fair-price strategy. These lower prices, combined with increased costs for disposal of slow moving merchandise was primarily responsible for the decrease in 1994 merchandise margins.

	Gasoline gross profits per store were 12.8%, 29.8% and 28.0% higher, compared to the preceding year, for 1994, 1993 and 1992, respectively. Gross profits improved due to the combination of an increase in gallons sold and higher margins. Gross profit margin on gasoline sales was 14.5 cents per gallon for 1994, an increase of .6 cents compared to 1993, which was 2.0 cents higher than 1992. The increase in margins is attributed to favorable market conditions, the positive impact of capital expenditure programs and the continued improvement in by-store management of gasoline merchandising strategies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

	                                   	  				Years Ended December 31
                               					---------------------------------------
                               					1994            1993            1992
                               					----            ----            ----
                                     						 (Dollars in Millions)

Total selling, general and
  administrative expenses           $  1,422.3      $  1,538.7      $  1,615.8

Ratio of reported SG&A to sales           21.3%           22.8%           21.8%

(Decrease)/increase in reported
  SG&A compared to prior year       $   (116.4)     $    (77.1)     $     22.7

Decrease in adjusted SG&A compared
  to prior year*                    $    (61.3)     $    (81.5)     $    (24.7)

* ADJUSTED TO EXCLUDE SEVERANCE AND RELATED COSTS AND THE LOSS FOR STORE CLOSINGS AND DISPOSITIONS OF PROPERTIES, INCLUDING CITIJET (SEE SUMMARY OF RESULTS OF OPERATIONS).

	The majority of the decrease in SG&A expense, as adjusted, resulted from cost savings realized from reductions in force that began late in 1992 and continued through 1994, combined with the effect of having fewer stores (see Management Strategies). Also, in the fourth quarter, the Company included
1994 year-to-date amounts of certain expenses, totaling approximately $20 million (approximately $15 million through September 30th) in selling, general and administrative expenses rather than in cost of goods sold where they had been included in prior periods.

	In 1993 and 1992, after reviewing the functions necessary to enable its stores to respond faster, more creatively and more cost efficiently to rapidly changing customer needs and preferences, the Company implemented certain reorganization plans. During the third quarter of 1994, the Company began a similar review that was completed in December. The Company anticipates that the latest review will result in approximately $18 million in annual savings beginning in 1995. The resultant plan will both realign and reduce personnel and will require changes in the location and size of office facilities. Approximately 335 employees throughout the Company will be terminated during 1995. In addition, one office facility will be sold at a loss and space at several leased facilities will be terminated or subleased. The $7.4 million cost of the plan was accrued in SG&A expense, and is comprised of $5.7 million for severance benefits and $1.7 million for changes in office facilities. Management intends for the review process to be ongoing, but currently can not predict what further recommendations will be made nor the timing of their implementation.

INTEREST EXPENSE

	The Company's total interest expense in 1994 increased $14.0 million over 1993, primarily due to the refinancing of the 12% Senior Notes with working capital and bank debt in August 1993. Unlike the interest on the bank debt, interest on the 12% Senior Notes was subject to SFAS No. 15 treatment with interest payments recorded as a reduction of principal rather than interest expense (see Note 9 of "Notes to Consolidated Financial Statements").

	Interest expense in 1993 and 1992 declined $29.1 million and $65.6 million as compared to prior years, respectively. The decline in interest expense in 1993 and 1992 was primarily due to declining interest rates on floating rate debt and lower term loan balances, combined with greater use of commercial paper in 1993, which has lower interest rates than other debt instruments.

	On December 21, 1994 the Company refinanced its bank debt under the senior bank credit agreement ("Credit Agreement") and obtained, among other things, a reduction in its borrowing spreads. As a result of this refinancing, the Company expects to save approximately $7 million in interest expense in 1995 over what it would have incurred under the previous terms of the facility. In February 1995, the Company extended the repayment of the debt relating to its headquarters facilities (Cityplace) at a lower interest rate, which will result in approximately $2.8 million of cash interest savings in 1995 (see Liquidity and Capital Resources - Financing Activities).

	The weighted average interest rate on the Company's floating rate debt was 5.51% in 1994, 4.52% in 1993 and 6.56% in 1992. Approximately
31% of the Company's debt contains floating rates that will be unfavorably impacted by rising interest rates. However, overall interest expense in 1995 is expected to decline when compared to 1994, as a result of factors noted above.

INCOME TAXES

	The Company recorded a tax benefit of $18.5 million in 1994, compared to a tax provision of $8.7 million and $11.5 million in 1993 and 1992, respectively. The 1994 tax benefit is primarily due to the realization of a portion of the Company's net deferred tax asset. Based on a one-year projection of taxable income, the Company has recognized a portion of its net deferred tax asset through a $30.0 million reduction in the valuation allowance with $13.9 million recorded in other current assets and the remainder in other assets. Taxable income for 1995 was projected by utilizing steady state assumptions defined as only inflationary increases in sales and no increase in gross profit margins. If the Company's current trend of profitability continues, then additional deferred tax assets of up to approximately $175 million could be recognized.


LIQUIDITY AND CAPITAL RESOURCES

	The majority of the Company's working capital is provided from three sources: i) cash flows generated from its operating activities, ii) a $400 million commercial paper facility (guaranteed by Ito-Yokado Co., Ltd.), and
iii) short-term seasonal borrowings of up to $150 million from its revolving credit facility. The Company believes that its operating activities coupled with its available short-term working capital facilities will provide sufficient liquidity for it to fund its current operating and capital expenditure programs and service debt requirements.

FINANCING ACTIVITIES
	In December 1994, the Company amended its Credit Agreement, refinancing its old term loans ($281.7 million) and revolving credit facility, with a new term loan ("Term Loan") and new revolving credit facility. The new revolving credit facility was extended through December 31, 1999 and contains both a revolving loan ("Revolver") and letter of credit subfacility; these two facilities each have a maximum limit of $150 million. The Term
Loan ($300 million) has scheduled quarterly repayments of $18.75 million commencing March 31, 1996 through December 31, 1999. Interest on the
Revolver and Term Loan is generally based on a variable rate equal to the administrative agent bank's base rate or, at the Company's option, at a rate equal to the Eurodollar rate plus .975% per year (see Results of Operations - Interest Expense).

	The amended Credit Agreement has eliminated certain financial and operating covenants required under the old agreement. These include, among other things, the attainment of certain levels of earnings before interest, taxes, depreciation and amortization ("EBITDA") and the ratio of senior indebtedness to subordinated indebtedness.

	Although certain covenants and the required levels have been modified under the amended Credit Agreement, they continue to require ongoing improvement in the Company's financial condition. For the period ended December 31, 1994, the Company was in compliance with all of the covenants required under the Credit Agreement as amended. The Company complied with the principal financial and operating covenants, which are calculated over the latest 12-month period, as follows:

							   Requirements:
						    ---------------------------
Covenants                             Actuals       Minimum         Maximum
---------                           -----------     -----------     -----------

Interest coverage*                  2.61 to 1.0     2.35 to 1.0
Fixed charge coverage                .82 to 1.0      .55 to 1.0
Senior indebtedness to EBITDA       4.35 to 1.0                     4.85 to 1.0


* INCLUDES EFFECTS OF THE SFAS NO. 15 INTEREST PAYMENTS.

	In 1994, the Company paid $400.6 million of debt principal of which $281.7 million related to the amendment of the Credit Agreement. Other principal reductions during the course of the year were $118.9 million of which $83.7 million was for secured indebtedness ($47.3 million on the old term loans) and $35.2 million was SFAS No. 15 interest. Outstanding balances on December 31, 1994 for the commercial paper, the Revolver and the Term Loan were $391.3 million, $50.0 million and $300.0 million, respectively. As of December 31, 1994, outstanding letters of credit related to the Credit Agreement totaled $119.9 million.

	As a result of an agreement reached in conjunction with the Company's bankruptcy proceedings in 1990, on February 15, 1995, the 7-7/8% Cityplace notes, issued by Cityplace Center East Corporation ("CCEC"), a wholly owned subsidiary of the Company, were repaid under a drawing of a letter of credit issued by The Sanwa Bank, Ltd. Under such agreement, the term of maturity of the indebtedness of CCEC resulting from such draw has been extended by ten years to March 1, 2005. New terms include monthly payments of principal and interest over the ten year period, based upon a 25-year amortization at 7-1/2%, with the remaining principal due upon maturity.

CASH FROM OPERATING ACTIVITIES

	Net cash provided by operating activities was $271.6 million for 1994 compared to $232.1 million in 1993 and $172.6 million in 1992. In 1994, the majority of cash was provided by operations, combined with a $24.3 million decrease in other assets primarily due to a reduction in cash collateral required for payment of anticipated insurance claims (see Results of Operations).

CAPITAL EXPENDITURES

	During 1994, net cash used in investing activities consisted primarily of payments of $171.6 million for property, plant and equipment, the majority of which was used for remodeling stores, upgrading retail gasoline facilities, replacing equipment and complying with environmental regulations. The
Company expects 1995 capital expenditures to be approximately $200 million, primarily to complete remodels started in 1994 and to remodel about 1,400 additional stores. In addition, the Company is expected to use approximately 13% of 1995's capital expenditures on the retail automation project (see Management Strategies).

	Through December 31, 1994, approximately 2,700 stores had been remodeled. As in 1994, the 1995 average-per-store capital expenditures and associated upfront expenses will be less than 1993 levels and will focus on the features that are most noticeable to customers and have the most immediate and positive impact on store performance, such as lighting and security, food service equipment, necessary maintenance and consistent image. Reducing the scope of the remodels has also virtually eliminated the need to close stores during construction, which negatively affected merchandise sales at stores remodeled in 1993.

CAPITAL EXPENDITURES - GASOLINE EQUIPMENT

	The Company anticipates that it will spend approximately $14 million in 1995 on capital improvements required to comply with environmental regulations relating to below-ground gasoline storage tank systems as well as above-ground vapor recovery equipment at store locations and approximately an additional $25 million on such capital improvements from 1996 through 1998.

ENVIRONMENTAL COMPLIANCE - STORES

	The Company accrues for the anticipated future costs of environmental clean-up activities (consisting of contamination assessment and remediation) relating to detected releases of regulated substances at its existing and previously operated sites at which gasoline has been sold (including store sites and other facilities that have been sold by the Company). At December 31, 1994, the Company has an accrued liability of $63.4 million for such activities and anticipates that substantially all such expenditures will be incurred within the next five years. This estimate is based on the Company's prior experience with gasoline sites and its analysis of such factors as the age of the tanks, location of tank sites and experience with contractors who perform contamination assessment and remedial work.

	The Company is eligible to receive reimbursement for a large portion of these costs under state reimbursement programs and has recorded a gross receivable of $76.1 million (a net receivable of $57.2 million after an allowance of $18.9 million) for the estimated probable state reimbursement of paid and accrued assessment and remediation expenses. The Company reduced the estimated net environmental cost reimbursements at the end of 1994 by approximately $6.0 million as a result of completing a review of state reimbursement programs. There is no assurance of the timing of the receipt of state reimbursement funds; however, based on its experience, the Company expects to receive state reimbursement funds within one to four years after payment of eligible assessment and remediation expenses, assuming that the state administrative procedures for processing such reimbursements have been fully developed.

	The estimated future assessment and remediation expenditures and related state reimbursement amounts could change as governmental requirements and state reimbursement programs change in future years.

ENVIRONMENTAL COMPLIANCE - CHEMICAL PLANT
	In December 1988, the Company closed its chemical manufacturing facility in New Jersey. As a result, the Company is required to conduct environmental remediation at the facility and has accrued a liability for this purpose. As required, the Company has submitted a clean-up plan to the New Jersey Department of Environmental Protection (the "State"), which provides for remediation of the site for approximately a three-to-five year period, as well as continued groundwater treatment for a projected 20-year period. While the Company has received initial comments from the State, the clean-up plan has not been finalized. The Company has recorded liabilities representing its best estimates of the clean-up costs of $39.3 million and $38.9 million at December 31, 1994 and 1993, respectively. Of this amount, $34.2 million and $33.8 million are included in deferred credits and other liabilities and the remainder in accrued expenses and other liabilities for the respective years. In 1991, the Company entered into a settlement agreement with a large chemical company that formerly owned the facility. Under the settlement agreement, the former owner agreed to pay a substantial portion of the clean-up costs described above. The Company has recorded a receivable of $23.0 million at December 31, 1994, representing the former owner's portion of the clean-up costs.

	None of the amounts related to environmental liabilities, for the stores or the chemical plant, have been discounted.

OTHER

	In November 1992, the McLane Company, Inc. ("McLane"), acquired certain of the Company's distribution and food center assets. In addition, Southland ceased operations in December 1992 at its distribution and food centers in Orlando, Florida and Tyler, Texas and in April 1993 at Champaign, Illinois. The Company disposed of its facility in Orlando in November 1993, its facility in Tyler in March 1994 and the Champaign facility in December 1994. These transactions did not have a material impact on 1994 or 1993 earnings, since they were included in the $45.0 million loss recognized in 1992 resulting from the sale to McLane and related plant closings. Since the transaction, the Company has benefited from lower cost of products purchased under a supply agreement with McLane. In addition to the $141.8 million in gross proceeds received from McLane in connection with the acquisition of the Company's distribution and food processing assets in 1992, $44.9 million of cash was received in 1993, primarily from the sale of inventories to McLane and $6.3 million was received in 1994 related to the sale of the Tyler facility.

	In 1993, the Company disposed of its last non-convenience retailing business, the Citijet fixed-base operation at Dallas Love Field Airport, and recognized a loss of $10.8 million on the transaction.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.











		  THE SOUTHLAND CORPORATION AND SUBSIDIARIES



		  CONSOLIDATED FINANCIAL STATEMENTS FOR THE
		YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992













                  THE SOUTHLAND CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1994 AND 1993
                (Dollars in Thousands, Except Per-Share Data)
-------------------------------------------------------------------------------
                                                          1994           1993
                                                          ----           ----
ASSETS

   CURRENT ASSETS:
       Cash and cash equivalents                    $     59,288   $     13,486
       Accounts and notes receivable                     102,230         90,934
       Inventories                                       101,468        109,363
       Other current assets                               40,411         31,954
                                                    -------------  -------------
              Total current assets                       303,397        245,737

   PROPERTY, PLANT AND EQUIPMENT                       1,314,499      1,328,793

   OTHER ASSETS                                          382,698        415,422
                                                    -------------  -------------
                                                    $  2,000,594   $  1,989,952
                                                    =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

   CURRENT LIABILITIES:
       Trade accounts payable                       $    203,315   $    196,026
       Accrued expenses and other liabilities            316,183        327,570
       Commercial paper                                   41,322         41,220
       Long-term debt due within one year                123,989        149,503
                                                    -------------  -------------
              Total current liabilities                  684,809        714,319

   DEFERRED CREDITS AND OTHER LIABILITIES                245,807        253,626

   LONG-TERM DEBT                                      2,227,209      2,270,357

   COMMITMENTS AND CONTINGENCIES

   SHAREHOLDERS' EQUITY (DEFICIT):
     Common stock, $.0001 par value; 1,000,000,000
       shares authorized; 409,922,935 shares issued
       and outstanding                                        41             41
     Additional capital                                  625,574        625,574
     Accumulated deficit                              (1,782,846)    (1,873,965)
                                                    -------------  -------------
              Total shareholders' equity (deficit)    (1,157,231)    (1,248,350)
                                                    -------------  -------------
                                                    $  2,000,594   $  1,989,952
                                                    =============  =============

               See notes to consolidated financial statements.



                                THE SOUTHLAND CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                               YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                               (Dollars in Thousands, Except Per-Share Data)
-------------------------------------------------------------------------------------------------------------
                                                                          1994          1993          1992
                                                                          ----          ----          ----
REVENUES:
  Net sales (including $992,970, $962,955 and $986,962
    in excise taxes)                                                 $ 6,684,495   $ 6,744,333   $ 7,425,844
  Other income                                                            75,312        69,902        73,570
                                                                     ------------  ------------   -----------
                                                                       6,759,807     6,814,235     7,499,414
COST OF GOODS SOLD AND EXPENSES:
  Cost of goods sold                                                   5,144,916     5,171,806     5,820,817
  Selling, general and administrative expenses                         1,422,311     1,538,719     1,615,799
  Loss on sale and closing of distribution and food centers                   -             -         45,000
  Interest expense                                                       108,588        94,559       123,647
  Contributions to Employees' Savings and Profit Sharing Plan             10,496        11,731        14,100
                                                                     ------------  ------------   -----------
                                                                       6,686,311     6,816,815     7,619,363
                                                                     ------------  ------------   -----------
EARNINGS (LOSS) BEFORE INCOME TAXES,
  EXTRAORDINARY GAIN AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE                                             73,496        (2,580)     (119,949)

INCOME TAXES (BENEFIT)                                                   (18,500)        8,700        11,500
                                                                     ------------  ------------   -----------
EARNINGS (LOSS) BEFORE EXTRAORDINARY
  GAIN AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                                       91,996       (11,280)     (131,449)

EXTRAORDINARY GAIN ON DEBT REDEMPTION                                         -         98,968            -
CUMULATIVE EFFECT OF ACCOUNTING CHANGE
  FOR POSTEMPLOYMENT BENEFITS                                                 -        (16,537)           -
                                                                     ------------  ------------   -----------
NET EARNINGS (LOSS)                                                  $    91,996   $    71,151    $ (131,449)
                                                                     ============  ============   ===========

EARNINGS (LOSS) PER COMMON SHARE (PRIMARY
  AND FULLY DILUTED):
    Before extraordinary gain and cumulative effect
      of accounting change                                                  $.22         $(.03)        $(.32)

    Extraordinary gain                                                        -            .24            -

    Cumulative effect of accounting change                                    -           (.04)           -
                                                                            -----        ------        ------
    Net earnings (loss)                                                     $.22         $ .17         $(.32)
                                                                            =====        ======        ======

                          See notes to consolidated financial statements.


                                  THE SOUTHLAND CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                 (Dollars in Thousands, Except Share Amounts)
--------------------------------------------------------------------------------------------------------------------

                                                     COMMON STOCK                                         TOTAL
                                                 -------------------   ADDITIONAL    ACCUMULATED
SHAREHOLDERS'
                                                   SHARES     AMOUNT    CAPITAL        DEFICIT
EQUITY(DEFICIT)
--------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1992                         410,022,481   $ 41    $  599,588    $ (1,809,912)   $ (1,210,283)
  Net loss                                            -          -           -           (131,449)        (131,449)
  Adjustment for redeemable common
      stock purchase warrants                         -          -         26,136              -            26,136
  Foreign currency translation adjustments            -          -           -             (3,163)          (3,163)
--------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1992                       410,022,481     41       625,724      (1,944,524)     (1,318,759)
  Net earnings                                        -          -           -             71,151           71,151
  Cancellation of shares                             (99,546)    -           (150)            112              (38)
  Foreign currency translation adjustments            -          -           -               (704)            (704)
--------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1993                       409,922,935     41       625,574      (1,873,965)     (1,248,350)
  Net earnings                                        -          -           -             91,996           91,996
  Foreign currency translation adjustments            -          -           -               (877)            (877)
--------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994                       409,922,935   $ 41    $  625,574    $ (1,782,846)   $ (1,157,231)
                                                 ===========   ====    ===========   =============   ==============

                               See notes to consolidated financial statements.

                               THE SOUTHLAND CORPORATION AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                         (Dollars in Thousands)
------------------------------------------------------------------------------------------------------------------------

                                                                                   1994           1993           1992
                                                                                   ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings (loss)                                                     $    91,996    $    71,151    $  (131,449)
      Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
          Extraordinary gain on debt redemption                                        -         (98,968)            -
          Cumulative effect of accounting change for postemployment benefits           -          16,537             -
          Depreciation and amortization of property, plant and equipment          143,670        134,920        160,502
          Other amortization                                                       19,026         19,430         19,778
          Deferred income taxes                                                   (30,000)            -              -
          Noncash interest expense                                                 11,384          8,497         12,429
          Other noncash expense                                                       614          3,393          4,874
          Net loss on property, plant and equipment                                   274         48,017         46,064
          Loss on sale and closing of distribution and food centers                    -              -          45,000
          (Increase) decrease in accounts and notes receivable                     (3,066)        24,937          5,190
          Decrease in inventories                                                   7,895         16,347         12,252
          Decrease in other assets                                                 24,273          3,344          6,052
          Increase (decrease) in trade accounts payable and other liabilities       5,501        (15,528)       (8,102)
                                                                              ------------   ------------   ------------
                       Net cash provided by operating activities                  271,567        232,077        172,590

CASH FLOWS FROM INVESTING ACTIVITIES:
      Payments for purchase of property, plant and equipment                     (171,636)      (195,146)       (88,575)
      Proceeds from sale of property, plant and equipment                          15,867         22,809         15,827
      Net currency exchange principal transactions                                 (5,133)        (8,894)        (6,635)
      Payments on notes from sales of real estate                                   2,105          1,152          1,317
      Cash received from other investments                                            266          3,830            822
      Cash utilized by distribution and food center assets                         (2,790)       (17,739)       (54,020)
      Proceeds from sale of distribution and food center assets                     6,305         44,889        141,793
                                                                              ------------   ------------   ------------
                       Net cash (used in) provided by investing activities       (155,016)      (149,099)        10,529

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from commercial paper and revolving credit facilities            4,451,774      4,111,500      2,007,239
      Payments under commercial paper and revolving credit facilities          (4,418,693)    (3,927,234)    (1,785,717)
      Proceeds from issuance of long-term debt                                    300,000        150,000             -
      Principal payments under long-term debt agreements                         (400,580)      (403,125)      (624,527)
      Debt issuance costs                                                          (3,250)        (2,437)        (5,329)
                                                                              ------------   ------------   ------------
                       Net cash used in financing activities                      (70,749)       (71,296)      (408,334)
                                                                              ------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               45,802         11,682       (225,215)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     13,486          1,804        227,019
                                                                              ------------   ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $    59,288   $     13,486    $     1,804
                                                                              ============  =============   ===========
RELATED DISCLOSURES FOR CASH FLOW REPORTING:

       Interest paid, excluding SFAS No.15 Interest                           $   (98,157) $     (87,631)   $  (116,931)
                                                                              ============  =============   ============
       Net income taxes (paid) refunded                                       $    (7,810) $      (7,969)   $     3,323
                                                                              ============  =============   ============

                                     See notes to consolidated financial statements.

THE SOUTHLAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
-------------------------------------------------------------------------------

1.      ACCOUNTING POLICIES

	PRINCIPLES OF CONSOLIDATION - The Southland Corporation and subsidiaries ("the Company") is owned approximately 64% by IYG Holding Company, which is jointly owned by Ito-Yokado Co., Ltd. ("IY") and Seven-Eleven Japan Co., Ltd.("SEJ").

	The consolidated financial statements include the accounts of The Southland Corporation and its subsidiaries. Intercompany transactions and account balances are eliminated. Prior-year amounts have been reclassified to conform to current-year presentation.

	The Company's net sales are comprised of sales of products and services. Net sales and cost of goods sold of stores operated by franchisees are consolidated with the results of Company-operated stores. Net sales of stores operated by franchisees are $2,820,685,000, $2,810,270,000 and $2,931,494,000 from 2,962, 2,998 and 3,011 stores for
	the years ended December 31, 1994, 1993 and 1992, respectively. Under the present franchise agreements, initial franchise fees are recognized in income currently and are generally calculated based upon gross profit experience for the store or market area. These fees cover certain costs including training, an allowance for travel, meals and lodging for the trainees and other costs relating to the franchising of the store.

	The gross profit of the franchise stores is split between the Company and its franchisees. The Company's share of the gross profit of franchise stores is its continuing franchise fee, generally ranging from 50% to 58% of the gross profit of the store, which is charged to the franchisee for the license to use the 7-Eleven operating system and trademarks, for the lease and use of the store premises and equipment, and for continuing services provided by the Company. These services include merchandising, advertising, recordkeeping, store audits, contractual indemnification, business counseling services, training seminars and preparation of financial statements. The gross profit earned by the Company's franchisees of $517,955,000, $530,436,000 and $539,835,000 for the years ended December 31, 1994, 1993 and 1992,
	respectively, are included in the Consolidated Statements of Operations as selling, general and administrative expenses.

	Sales by stores operated under domestic and foreign area license agreements are not included in consolidated revenues. All fees or royalties arising from such agreements are included in other income. Initial fees, which have been immaterial, are recognized when the services required under the agreements are performed.

	OTHER INCOME - Other income is primarily comprised of area license royalties and interest income. The area license royalties include amounts from area license agreements with SEJ of approximately

	$42,000,000, $39,000,000 and $37,000,000 for the years ended December
	31, 1994, 1993 and 1992, respectively.

	COST OF GOODS SOLD - Cost of goods sold includes buying and occupancy expenses.

	CASH AND CASH EQUIVALENTS - Cash and cash equivalents include temporary cash investments of $3,028,000 and $11,345,000 at December 31, 1994 and 1993, respectively, stated at cost, which approximates market. The Company considers all highly liquid investment instruments purchased with maturities of three months or less to be cash equivalents.

	INVENTORIES - Inventories are stated at the lower of cost or market. Cost is generally determined by the LIFO method for stores in the United States and by the FIFO method for stores in Canada.

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

	STORE CLOSINGS - Provision is made on a current basis for the write-down of identified owned-store closings to their net realizable value. For identified leased-store closings, provision is made on a current basis if anticipated expenses are in excess of expected sublease rental income. The recorded value of assets for certain stores with marginal financial results is periodically evaluated, and, if necessary, the carrying value of the asset is adjusted.

	BUSINESS SEGMENT - The Company operates in a single business segment - the operating and franchising of convenience food stores, primarily under the 7-Eleven name.

2.      ACCOUNTS AND NOTES RECEIVABLE

                                           							     December 31
                                          							----------------------
							                                             1994          1993
							                                             ----          ----
							(Dollars in Thousands)
	Notes receivable (net of long-term
	  portion of $15,309 and $18,310)               $   5,773     $  3,030
	Trade accounts receivable                          42,856       48,609
	Franchisee accounts receivable                     47,682       38,823
	Environmental cost reimbursements
	  (net of long-term portion of
	  $67,546 and $72,038) - see
	  Note 14                                          12,709        8,294
					                                          		----------    ---------
                                          							  109,020       98,756
	Allowance for doubtful accounts                    (6,790)      (7,822)
                                          							----------    ---------
                                          							$ 102,230     $ 90,934
							                                          ==========    =========

3.      INVENTORIES

	Inventories stated on the LIFO basis that are included in inventories in the accompanying Consolidated Balance Sheets were $63,340,000 and $65,607,000 at December 31, 1994 and 1993, respectively, which is less than replacement cost by $28,286,000 and $25,292,000, respectively. At December 31, 1993 and 1992, inventories were reduced resulting in a liquidation of LIFO inventory layers recorded at costs that were lower than the costs of current purchases. The effects of these reductions were to decrease cost of goods sold by approximately $3,900,000 in 1993 and to decrease the loss on the sale and closing of the distribution and food centers by approximately $23,000,000 in 1992.


4.      OTHER CURRENT ASSETS

                                         							      December 31
                                          							----------------------
                                           							  1994          1993
                                           							  ----          ----
                                          							(Dollars in Thousands)

	Prepaid expenses                                $ 18,474      $ 19,165
	Other                                             21,937        12,789
                                          							---------     ---------
                                          							$ 40,411      $ 31,954
                                          							=========     =========

5.      PROPERTY, PLANT AND EQUIPMENT

                                        							      December 31
                                  						     --------------------------
                                         							  1994          1993
                                         							  ----          ----
                                          							(Dollars in Thousands)
	Cost:
	  Land                                       $   475,611   $   493,934
	  Buildings and leaseholds                     1,223,128     1,211,531
	  Equipment                                      623,755       578,289
	  Construction in process                         35,634        35,321
                                   						     ------------  ------------
                                   						       2,358,128     2,319,075
	Accumulated depreciation and amortization     (1,043,629)     (990,282)
                                   						     ------------  ------------
                                   						     $ 1,314,499   $ 1,328,793
                                   						     ============  ============

6.      DIVESTED ASSETS

	In November 1992, the Company sold two of its five distribution centers and three of its six food centers to McLane Company, Inc. ("McLane"). The remaining facilities were disposed of in 1993 and 1994. For the years ended December 31, 1994, 1993 and 1992, the Company received cash proceeds of approximately $6,300,000, $44,900,000 and $141,800,000,
	respectively, from the disposition of distribution and food center assets.

	The $45 million pre-tax loss on the sale and closing of the distribution and food centers in 1992 included the loss from the sale of assets to McLane, the expected loss on dispositions of the remaining facilities, and the expected net cash outflows on all such facilities subsequent to August 31, 1992 (the measurement date), until the expected dates of disposition. Operating results prior to the disposition of the facilities, which were included in the loss, and adjustments to the loss upon final disposition were not material.

7.      OTHER ASSETS

                                         							      December 31
                                          							----------------------
                                           							  1994          1993
                                           							  ----          ----
                                          							(Dollars in Thousands)

	Japanese license royalty intangible
	  (net of accumulated amortization of
	  $116,972 and $100,957)                        $ 201,528    $ 217,543
	Other license royalty intangibles (net
	  of accumulated amortization of $20,914
	  and $18,077)                                     35,690       38,692
	Environmental cost reimbursements
	  (net of allowance of $18,890 and $12,529)
	  - see Note 14                                    67,546       72,038
	Other (net of accumulated amortization
	  of $7,281 and $66,115)                           77,934       87,149
                                          							----------   ----------
                                          							$ 382,698    $ 415,422
                                          							==========   ==========

8.      ACCRUED EXPENSES AND OTHER LIABILITIES

                                          							      December 31
                                          							-----------------------
                                          							    1994        1993
                                          							    ----        ----
                                           							(Dollars in Thousands)

	Accrued insurance                               $  95,372    $  94,121
	Accrued payroll                                    51,024       47,690
	Accrued taxes, other than income                   40,372       39,173
	Accrued environmental costs                        35,574       28,904
	Other                                              93,841      117,682
                                          							----------   ----------
						                                          	$ 316,183    $ 327,570
                                          							==========   ==========

	Other includes accounts payable to The Southland Corporation Employees' Savings and Profit Sharing Plan (see Note 13) for contributions and contingent rent payables of $13,186,000 and $14,098,000 as of December 31, 1994 and 1993, respectively.

	In December 1994, the Company completed a review of the functions necessary to enable its stores to respond faster, more creatively and more cost efficiently to rapidly changing customer needs and preferences. The resultant plan will both realign and reduce personnel and will require changes in the location and size of office facilities. Approximately 335 employees in various positions throughout the Company will be terminated during 1995. In addition, one owned office facility will be sold at a loss and space at several leased facilities will be terminated or subleased. The $7,405,000 cost of the plan was accrued in selling, general and administrative expenses, and is comprised of $5,668,000 for severance benefits and $1,737,000 for changes in office facilities.

9.      DEBT

                           							                    December 31
                                  						       ------------------------
                                          							   1994        1993
                                          							   ----        ----
                                   						       (Dollars in Thousands)

	Bank Debt Term Loans                           $  300,000   $  329,017
	Bank Debt revolving credit facility                50,000       15,000
	Commercial paper                                  350,000      350,000
	5% First Priority Senior Subordinated
	  Debentures due 2003                             615,539      638,070
	4-1/2% Second Priority Senior Subordinated
	  Debentures (Series A) due 2004                  294,597      303,884
	4% Second Priority Senior Subordinated
	  Debentures (Series B) due 2004                   25,897       26,648
	12% Second Priority Senior Subordinated
	  Debentures (Series C) due 2009                   59,696       62,311
	6-1/4% Yen Loan                                   253,114      273,793
	7-7/8% Cityplace Notes due 1995                   289,698      287,363
	Canadian revolving credit facility                  5,678        7,499
	Capital lease obligations                         105,159      120,398
	Other                                               1,820        5,877
                                   						      -----------  -----------
                                          							2,351,198    2,419,860

	Less long-term debt due within one year           123,989      149,503
                                   						      -----------  -----------
                                   						      $ 2,227,209  $ 2,270,357
                                   						      ===========  ===========

	BANK DEBT - The Company is obligated to a group of lenders under a credit agreement ("Credit Agreement") that includes term loans and a revolving credit facility (collectively "Bank Debt"). In December 1994, the Credit Agreement was amended to extend its maturity through December 31, 1999, and to change various financial and operating covenants to reduce certain restrictions. The financial and operating covenants require, among other things, the maintenance of certain financial ratios including interest coverage, fixed-charge coverage and senior indebtedness to earnings before interest, income taxes, depreciation and amortization. The Credit Agreement also contains various covenants

	which, among other things, (a) limit the Company's ability to incur or guarantee indebtedness or other liabilities other than under the Credit Agreement, (b) restrict the Company's ability to engage in asset sales and sale/leaseback transactions, (c) restrict the types of investments the Company can make and (d) restrict the Company's ability to pay cash dividends, redeem or prepay principal and interest on any subordinated debt and certain senior debt (except in connection with certain sinking fund obligations under the 5% First Priority Senior Subordinated Debentures due 2003). Under the Credit Agreement, all of the assets of the Company, with the exception of certain specified property, serve as collateral.

	The amendment to the Credit Agreement refinanced the existing term loans and revolving credit facility with a new term loan and a new revolving credit facility. The new term loan provided proceeds of $300 million, which were primarily used to retire the existing term loans. The new term loan is to be repaid in sixteen quarterly installments of $18,750,000 commencing March 31, 1996. The new revolving credit facility makes available borrowings and letters of credit totaling a maximum of $300 million. Maximum borrowings and letters of credit under the revolving credit facility are set at $150 million each. Upon expiration of the facility, all the then outstanding letters of credit must expire and may need to be replaced, and all other amounts then outstanding will be due and payable in full. At December 31, 1994, outstanding letters of credit related to the Credit Agreement totaled $119,927,000.

	Interest on the Bank Debt is generally payable quarterly and is based on a variable rate equal to the administrative agent bank's base rate or, at the Company's option, at a rate equal to a reserve-adjusted Eurodollar rate plus .975% per year. The weighted-average interest rate on the term loan and revolving credit facility borrowings outstanding at December 31, 1994, was 7.1% and 8.5%, respectively. A fee of .925% per year on the outstanding amount of letters of credit is required to be paid quarterly. A .5% per year commitment fee on unadvanced funds, which for purposes of this calculation include unissued letters of credit, is payable quarterly. The weighted-average interest rate on revolving credit facility borrowings outstanding at December 31, 1993, was 7.5%.

	In 1992 and 1993, the Credit Agreement was amended in connection with certain activities of the Company. In September 1992, the Company entered into an amendment that permitted the establishment of a $400 million commercial paper facility. In connection with this amendment, the Company was required to make a $350 million prepayment on the term loans. In addition, as a result of the disposition of the distribution and food center assets (see Note 6) and in accordance with an October 1992 amendment, a $110 million prepayment on the term loans was made in December 1992. In August 1993, the Company completed a refinancing of its 12% Senior Notes with proceeds from working capital and an additional $150 million term loan under the Credit Agreement (the "Refinancing"). An amendment was executed to provide for the additional term loan, which was subsequently repaid from proceeds of the new term loan.

	COMMERCIAL PAPER - In September 1992, the Company obtained a facility that provides for the issuance of up to $400 million in commercial paper. At December 31, 1994, $350 million of the $391,322,000 outstanding principal, net of discount, was classified as long-term debt since the Company intends to maintain at least this amount outstanding during the next year. Such debt is unsecured and is fully and unconditionally guaranteed by IY. IY has agreed to continue its guarantee of all commercial paper issued through 1996. While it is not anticipated that IY would be required to perform under its commercial paper guarantee, in the event IY makes any payments under the guarantee, the Company and IY have entered into an agreement by which the Company is required to reimburse IY subject to restrictions in the Credit Agreement. The weighted-average interest rate on commercial paper borrowings outstanding at December 31, 1994 and 1993, respectively, was 6.0% and 3.3%.

	NOTES AND DEBENTURES - The Notes and Debentures are accounted for in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring," and were initially recorded at an amount equal to the future undiscounted cash payments, both principal and interest ("SFAS No. 15 Interest"). Accordingly, no interest expense will be recognized over the life of these securities, and cash interest payments will be charged against the recorded amount of such securities. Interest on all of the Notes and Debentures is payable in cash semiannually on June 15 and December 15 of each year.

	The 5% First Priority Senior Subordinated Debentures, due December 15, 2003, with an aggregate principal amount of $450,614,000 at December 31, 1994, are redeemable at any time at the Company's option at 100% of principal amount. Annual sinking fund payments of $27,037,000 are due each December 15, commencing 1996 through 2002. These payments retire 42% of the debt before maturity.

	The Second Priority Senior Subordinated Debentures were issued in three series, and each series is redeemable at any time at the Company's option at 100% of principal amount and are described as follows:

	- 4-1/2% Series A Debentures, due June 15, 2004, had an aggregate principal amount of $206,373,000 at December 31, 1994.

      	- 4% Series B Debentures, due June 15, 2004, had an aggregate principal amount of $18,766,000 at December 31, 1994.

      	- 12% Series C Debentures, due June 15, 2009, had an aggregate principal amount of $21,787,000 at December 31, 1994.

	The Debentures contain certain covenants that, among other things, (a) limit the payment of dividends and certain other restricted payments by both the Company and its subsidiaries, (b) require the purchase by the Company of the Debentures at the option of the holder upon a change of control, (c) limit additional indebtedness, (d) limit future exchange offers, (e) limit the repayment of subordinated indebtedness, (f) require board approval of certain asset sales, (g) limit transactions with certain stockholders and affiliates, and (h) limit consolidations, mergers and the conveyance of all or substantially all of the Company's assets.

	The First and Second Priority Senior Subordinated Debentures are subordinate to the outstanding Bank Debt and to previously outstanding mortgages and notes that are either backed by specific collateral or are general unsecured, unsubordinated obligations. The Second Priority Debentures are subordinate to the First Priority Debentures.

	The Company had an issuance of 12% Senior Notes, which was due December 15, 1996, with an aggregate principal amount of $250,553,000. These notes were redeemed in August 1993, resulting in an extraordinary gain of $98,968,000, which had no tax effect.

	YEN LOAN - In March 1988, the Company monetized its future royalty payments from SEJ, the area licensee in Japan, through a loan that is

	nonrecourse to the Company as to principal and interest. The debt, payable in Japanese yen, was in the amount of 41 billion yen, or approximately $327,000,000 (at the exchange rate in March 1988), and is collateralized by the Japanese trademarks and a pledge of the future royalty payments. The current interest rate of 6-1/4% will be reset after March 1998. Payment of the debt is required no later than March 2006 through future royalties from the Japanese licensee, and the Company believes it is a remote possibility that there will be any principal balance remaining at that date. By designating its future royalty receipts during the term of the loan to service the monthly interest and principal payments, the Company has hedged the impact of future exchange rate fluctuations. Upon the later of February 28, 2000, or the date which is one year following the final repayment of the loan, royalty payments from the area licensee in Japan will be substantially reduced in accordance with the terms of the license agreement.

	CITYPLACE DEBT - Cityplace Center East Corporation ("CCEC"), a subsidiary of the Company, issued $290 million of notes in March 1987 to finance the construction of the headquarters tower, a parking garage and related facilities of the Cityplace Center development. The interest rate on these notes was 7-7/8%, payable semiannually on February 15 and August 15, and the principal amount was due on February 15, 1995. Because of the application of purchase accounting in 1987, the effective interest rate was 9.0%. The principal amount was paid to noteholders on February 15, 1995, by drawings under letters of credit issued by The Sanwa Bank, Limited, Dallas Agency ("Sanwa"), which has a lien on the property financed. At that time, the Company deferred the maturity of the debt by exercising its option of extending the term of maturity ten years to March 1, 2005, with monthly payments of principal and interest to Sanwa based on a 25-year amortization at 7-1/2%, with the remaining principal due upon maturity (the "Cityplace Term Loan").

	The Company is occupying part of the building as its corporate
	headquarters and the balance is subleased.  As additional consideration
 through	the extended term of the debt, CCEC will pay to Sanwa an amount that it receives from the Company which is equal to the net sublease income that
	the Company receives on the property and 60% of the proceeds, less $275
	million and permitted costs, upon a sale or refinancing of the building.

	SOUTHLAND CANADA DEBT - During 1988, Southland Canada, Inc. entered into a revolving credit facility with a Canadian chartered bank. The facility currently provides bank financing of up to Canadian $14,287,000 (approximately U.S. $10,185,000 at December 31, 1994), which will be reduced to Canadian $10,716,000 on June 30, 1995, and will be further reduced each year thereafter until June 30, 1998, when the facility will expire, and all amounts outstanding will be due and payable in full. At December 31, 1994, the Company had borrowings outstanding under this facility of Canadian $7,964,000 (approximately U.S. $5,678,000). Interest on such facility is generally payable monthly and is based upon the Canadian Prime rate (8.0% at December 31, 1994) plus .75% per year or a bankers' acceptance rate plus 1.5% per year. The weighted-average interest rate on revolving credit facility borrowings outstanding at December 31, 1994 and 1993, respectively, was 7.3% and 5.4%.

	MATURITIES - Long-term debt maturities assume the continuance of the commercial paper program. The maturities, which include capital lease obligations and sinking fund requirements, as well as SFAS No. 15 Interest accounted for in the recorded amount of the Debentures, are as follows (dollars in thousands):

			      1995            $   123,989
			      1996                182,170
			      1997                186,660
			      1998                189,243
			      1999                190,281
			      Thereafter        1,478,855
             					      ------------
					                    $ 2,351,198
             					      ============

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

	The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable and accrued expenses and other liabilities are reasonable estimates of their fair values. Letters of credit are included in the estimated fair value of accrued expenses and other liabilities. The carrying amounts and estimated fair values of

	other financial instruments at December 31, 1994, are listed in the following table:

                           						 Estimated
                     				Carrying           Fair
                     				 Amount            Value
              			       ----------        ----------
                     				  (Dollars in Thousands)

	Bank Debt              $ 350,000         $ 350,000
	Commercial Paper         391,322           391,322
	Debentures               995,729           452,368
	Yen Loan                 253,114           325,389


	The methods and assumptions used in estimating the fair value for each of the classes of financial instruments presented in the table above are as follows:

	- The carrying amount of the Bank Debt approximates fair value because the interest rates are variable.

	- Commercial paper borrowings are sold at market interest rates and have an average remaining maturity of less than 20 days. Therefore, the carrying amount of commercial paper is a reasonable estimate of its fair value. The guarantee of the commercial paper by IY is an integral part of the estimated fair value of the commercial paper borrowings.

	- The fair value of the Debentures is estimated based on December 31, 1994, bid prices obtained from investment banking firms where traders regularly make a market for these financial instruments. The carrying amount of the Debentures includes $298,190,000 of SFAS No. 15 Interest.

	- The fair value of the Yen Loan is estimated by calculating the present value of the future yen cash flows at current interest and exchange rates.

	In February 1995, the original Cityplace notes were repaid with proceeds from the Cityplace Term Loan (see Note 9). At the date of issuance, the carrying amount and the fair value of the Cityplace Term Loan was $290,000,000 and $269,650,000, respectively. The fair value was estimated by calculating the present value of the future cash flows at current interest rates.

13.     EMPLOYEE BENEFIT PLANS

	PROFIT SHARING PLANS - The Company maintains profit sharing plans for its U.S. and Canadian employees. In 1949, the Company excluding its Canadian subsidiary ("Southland") adopted The Southland Corporation Employees' Savings and Profit Sharing Plan (the "Savings and Profit Sharing Plan"), and, in 1970, the Company's Canadian subsidiary adopted the Southland Canada, Inc. Profit Sharing Pension Plan. These plans provide retirement benefits to eligible employees.

	Contributions to the Savings and Profit Sharing Plan are made by both the participants and Southland. Southland contributes the greater of approximately 10% of its net earnings before contribution to the Savings and Profit Sharing Plan and federal income taxes or an amount determined by Southland's president. The contribution by Southland is generally allocated to the participants on the basis of their individual contribution, years of participation in the Savings and Profit Sharing Plan and age. The provisions of the Southland Canada, Inc. Profit Sharing Pension Plan are similar to those of the Savings and Profit Sharing Plan. Total contributions to these plans for the years ended December 31, 1994, 1993 and 1992 were $10,513,000, $11,956,000 and
	$14,647,000 (including amounts allocated to the distribution and food centers), respectively.

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

	Net periodic postretirement benefit costs for 1994, 1993 and 1992 include the following components:

                           		  			     1994      1993      1992
                             					     ----      ----      ----
                             					     (Dollars in Thousands)

	Service cost                       $   752   $   824   $   862
	Interest cost                        1,732     2,048     1,998
	Amortization of unrecognized gain      (61)       -       (564)
                            					   --------  --------  --------
                            					   $ 2,423   $ 2,872   $ 2,296
                            					   ========  ========  ========

	The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 8% and 7% at December 31, 1994 and 1993, respectively. Components of the accrual recorded in the Company's consolidated balance sheets are as follows:

			                                         				       December 31
                                        							 ----------------------
                                         							    1994        1993
                                         							    ----        ----
                                         							 (Dollars in Thousands)

	Accumulated Postretirement
	  Benefit Obligation:
	    Retirees                                     $ 11,197     $ 13,380
	    Active employees eligible to retire             4,716        5,117
	    Other active employees                          5,354        6,466
			                                         				 ---------    ---------
                                          							   21,267       24,963
	Unrecognized gains                                  7,953        3,103
                                         							 ---------    ---------
                                          							 $ 29,220     $ 28,066
							                                          =========    =========

	POSTEMPLOYMENT BENEFITS - As of January 1, 1993, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," and recorded an accumulated postemployment benefit obligation of $16,537,000. The accumulated postemployment benefit obligation, which had no tax effect, was recorded as the cumulative effect of an accounting change. The obligation primarily represents future medical costs relating to short-term and long-term disability. As of December 31, 1994 and 1993, the amount of the obligation was $18,460,000 and $16,537,000, respectively.

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

	All options expire, and the debentures mature, no later than December 31, 1997. All options and convertible debentures that were vested became exercisable as of December 31, 1994, pursuant to the terms of the Participation Plan. In the aggregate, not more than 3,529,412 shares of common stock of the Company can be issued pursuant to the Participation Plan; however, the Company has no present intent to grant additional options under this plan. The shares available for issuance under the Participation Plan are reduced by the number of shares issued under the Grant Stock Plan. At December 31, 1994, there were vested options outstanding to acquire 1,760,803 shares, of which 1,677,128 were at $7.50 per share and 83,675 were at $7.70 per share, and vested debentures outstanding that were convertible into 17,833 shares. Of the options and debentures that were vested as of December 31, 1994, 539,803 options to acquire 539,803 shares and debentures convertible into 11,167 shares will expire on March 31, 1995, for those participants who are no longer with the Company.

	GRANT STOCK PLAN - During 1988, the Company adopted The Southland Corporation Grant Stock Plan (the "Stock Plan"). Under the provisions of the Stock Plan, up to 750,000 shares of common stock are authorized to be issued to certain key employees and officers of the Company. The stock was fully vested upon the date of issuance. As of December 31, 1994, 480,844 shares had been issued pursuant to the Stock Plan. No shares have been issued since 1988, and the Company has no present intent to grant additional shares.

14.     LEASES, COMMITMENTS AND CONTINGENCIES

	LEASES - Certain property, plant and equipment used in the Company's business is leased. Generally, real estate leases are for primary terms from 14 to 20 years with options to renew for additional periods, and equipment leases are for terms from one to ten years. The leases do not contain restrictions that have a material effect on the Company's operations.

	The composition of capital leases reflected as property, plant and equipment in the consolidated balance sheets is as follows:

	                            				       December 31
                            					------------------------
                           					    1994          1993
                           					    ----          ----
                            					 (Dollars in Thousands)

	Buildings                       $ 125,600     $ 143,273
	Equipment                             225           226
                            					----------    ----------
                            					  125,825       143,499
	Accumulated amortization          (78,103)      (80,467)
                            					----------   -----------
                            					$  47,722    $   63,032
                            					==========   ===========

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

	Future minimum lease payments for years ending December 31 are as follows:

                            					       Capital   Operating
					                                    Leases    Leases
                            					     ----------  ----------
                            					     (Dollars in Thousands)
	1995                                 $  23,937   $ 113,417
	1996                                    22,629     104,700
	1997                                    21,002      93,494
	1998                                    19,317      78,021
	1999                                    17,904      58,684
	Thereafter                              77,142     231,187
                           					     ----------  ----------
	Future minimum lease payments          181,931   $ 679,503
                                          							 ==========
	Estimated executory costs                 (519)

	Amount representing imputed interest   (76,253)
	                            				     ----------

	Present value of future minimum
	  lease payments                     $ 105,159
                            					     ==========


	Minimum noncancelable sublease rental income to be received in the future, which is not included above as an offset to future payments, totals $26,053,000 for capital leases and $26,051,000 for operating leases.

	Rent expense on operating leases for the years ended December 31, 1994, 1993 and 1992, totaled $120,850,000, $124,402,000 and $135,657,000,
	respectively, including contingent rent expense of $8,576,000, $8,214,000 and $9,037,000, but reduced by sublease rent income of $7,858,000, $8,545,000 and $8,252,000. Contingent rent expense on
	capital leases for the years ended December 31, 1994, 1993 and 1992, was $2,822,000, $3,084,000 and $3,964,000, respectively. Contingent rent
	expense is generally based on sales levels or changes in the Consumer Price Index.

	LEASES WITH THE SAVINGS AND PROFIT SHARING PLAN - At December 31, 1994, the Savings and Profit Sharing Plan owned 253 stores leased to the Company under capital leases and 647 stores leased to the Company under operating leases at rentals which, in the opinion of management, approximated market rates at the date of lease. In addition, 43, 62 and 31 properties were sold by the Savings and Profit Sharing Plan to third parties in 1994, 1993 and 1992, respectively, and at the same time, the related leases with the Company were either cancelled or assigned to the new owner. Included in the consolidated financial statements are the following amounts related to leases with the Savings and Profit Sharing
	Plan:

                                          							   December 31
                                 						      -----------------------
                                         							 1994         1993
                                         							 ----         ----
                                  						      (Dollars in Thousands)
	Buildings (net of accumulated amortization
	  of $9,619 and $9,973)                       $  3,191      $  4,884
						                                        =========     =========
	Capital lease obligations (net of current
	  portion of $1,945 and $2,307)               $  4,109      $  6,583
                                  						      =========     =========

                               						          Years Ended December 31
                               						      -----------------------------
                                			   			      1994      1993      1992
                                   						      ----      ----      ----
                                   						      (Dollars in Thousands)
	Rent expense under operating leases and
	  amortization of capital lease assets     $  28,195  $ 30,028  $ 31,291
                                   						   =========  ========  ========
	Imputed interest expense on capital
	  lease obligations                        $     696  $    948  $  1,213
                                   						   =========  ========  ========
	Capital lease principal payments included
	  in principal payments under long-term
	  debt agreements                          $   2,075  $  2,200  $  2,302
                                   						   =========  ========  ========

	COMMITMENTS

	MCLANE - In connection with the 1992 sale of assets to McLane, the Company and McLane entered into a ten-year service agreement under which McLane is making its distribution services available to 7-Eleven stores in the United States. If the Company does not fulfill its obligation to McLane during this time period, the Company must reimburse McLane on a pro-rata basis for the transitional payment received at the time of the transaction. The original payment received of $9,450,000 in 1992 is being amortized to income over the life of the agreement. The Company has exceeded the minimum annual purchases each year and expects to exceed the minimum required purchase levels in future years.

	CITGO PETROLEUM CORPORATION - In 1986, the Company entered into a 20-year product purchase agreement with Citgo to buy specified quantities of gasoline at market prices. These prices are determined pursuant to a formula based on the prices posted by gasoline wholesalers in the various market areas where the Company purchases gasoline from Citgo. Minimum required annual purchases under this agreement are generally the lesser of 750 million gallons or 35% of gasoline purchased

	by the Company for retail sale. The Company has exceeded the minimum required annual purchases each year and expects to exceed the minimum required annual purchase levels in future years.

	CONTINGENCIES

	GASOLINE STORE SITES - The Company accrues future costs, as well as records the related probable state reimbursement amounts, for remediation of gasoline store sites where releases of regulated substances have been detected. At December 31, 1994 and 1993, respectively, the Company's estimated liability for sites where releases have been detected was $63,424,000 and $59,153,000, of which $32,924,000
	and $35,333,000 is included in deferred credits and other liabilities and the remainder in accrued expenses and other liabilities. The Company has recorded receivables of $57,246,000 and $57,532,000 (net of allowances of $18,890,000 and $12,529,000) for the estimated probable state reimbursements, of which $47,746,000 and $52,238,000 is included in other assets and the remainder in accounts and notes receivable. The Company reduced the estimated net environmental cost reimbursements at the end of 1994 by approximately $6,000,000 as a result of completing a review of state reimbursement programs. The estimated future remediation expenditures and related state reimbursement amounts could change as governmental requirements and state reimbursement programs change in future years.

	The Company anticipates that substantially all of the future remediation costs for sites with detected releases of regulated substances at December 31, 1994, will be incurred within the next five years. There is no assurance of the timing of the receipt of state reimbursement funds. However, based on the Company's experience, the Company expects to receive state reimbursement funds within one to four years after payment of eligible remediation expenses, assuming that the state administrative procedures for processing such reimbursements have been fully developed.

	CHEMICAL MANUFACTURING FACILITY - In December 1988, the Company closed its chemical manufacturing facility in New Jersey. As a result, the Company is required to conduct environmental remediation at the facility and has accrued a liability for this purpose. As required, the Company has submitted a clean-up plan to the New Jersey Department of Environmental Protection (the "State"), which provides for remediation of the site for approximately a three-to-five-year period as well as continued groundwater treatment for a projected 20-year period. While the Company has received initial comments from the State, the clean-up plan has not been finalized. The Company has recorded liabilities representing its best estimates of the clean-up costs of $39,254,000 and $38,879,000 at December 31, 1994 and 1993, respectively. Of this amount, $34,180,000 and $33,795,000 are included in deferred credits and other liabilities and the remainder in accrued expenses and other liabilities for the respective years.

	The closed chemical manufacturing facility was previously owned by a large chemical company. In 1991, the Company and the former owner executed a final settlement agreement pursuant to which the former owner agreed to pay a substantial portion of the clean-up costs. The Company

	has recorded receivables of $23,009,000 and $22,800,000 at December 31, 1994 and 1993, respectively, representing the former owner's portion of the clean-up costs. Of this amount, $19,800,000 is included in other assets and the remainder in accounts and notes receivable for both 1994 and 1993.

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

	The components of earnings (loss) before income taxes, extraordinary gain and cumulative effect of accounting change are as follows:


                				            Years Ended December 31
			                      ----------------------------------
				                      1994         1993         1992
				                      ----         ----         ----
				                  (Dollars in Thousands)
	Domestic              $  70,615    $   3,795    $ (113,940)
	Foreign                   2,881       (6,375)       (6,009)
			                   ----------   ----------   -----------
			                    $  73,496    $  (2,580)   $ (119,949)
             			      ==========   ==========   ===========

	The provision for income taxes in the accompanying Consolidated Statements of Operations consists of the following:


                                 	 					   Years Ended December 31
                          					     ----------------------------------
                                   						 1994        1993        1992
                                   						 ----        ----        ----
                                 						    (Dollars in Thousands)
	Current:
	  Federal                            $   6,799   $   2,759   $   4,560
	  Foreign                                8,515       5,941       5,411
	  State                                    350          -        1,529
                           					     ----------  ----------  ----------
                                   						15,664       8,700      11,500

	Tax benefit of operating loss
	  carryforward                          (4,164)         -           -
	Reduction in valuation allowance       (30,000)         -           -
                            					     ----------  ----------  ----------
                            					     $ (18,500)  $   8,700   $  11,500
                            					     ==========  ==========  ==========

	Reconciliations of income taxes at the federal statutory rate to the Company's actual income taxes provided are as follows:

                                  	 					  Years Ended December 31
                           					      ---------------------------------
                                  						 1994       1993        1992
                                  						 ----       ----        ----
                                   						   (Dollars in Thousands)
	Taxes (benefit) at federal statutory
	  rate                               $  25,724   $   (903)  $ (40,783)
	State income taxes, net of federal
	  income tax benefit                       228         -        1,009
	Foreign tax rate difference              1,212      2,232       2,354
	Loss providing no current
	  benefit                                   -          -        5,061
	Amortization of cost in excess
	  of tax basis                              -          -       23,286
	Difference in LIFO as a result of
	  purchase accounting                       -          -        8,671
	Net change in valuation allowance
	  excluding the tax effect of
	  extraordinary items and the
	  cumulative effect of accounting
	  changes (excluding $5,865 of tax
	  credits and other items providing
	  no benefit in 1994)                  (47,943)     4,112          -
	Other                                    2,279      3,259      11,902
                            					     ----------  ---------  ----------
                            					     $ (18,500)  $  8,700   $  11,500
                            					     ==========  =========  ==========

	At December 31, 1994, the Company had approximately $20,000,000 of general business credit carryforwards, $10,800,000 of foreign tax credit carryforwards and $17,900,000 of alternative minimum tax ("AMT") credit carryforwards. The AMT credits have no expiration date. The general business credits expire during the period from 2001 to 2009, and the foreign tax credits expire during the period 1998 to 1999.

	The valuation allowance for deferred tax assets decreased by $42,078,000 in 1994 due to changes in the Company's gross deferred tax assets and liabilities and the realization of a portion of the Company's net deferred tax asset. Based on a one-year projection of taxable income, the Company has recognized a portion of its net deferred tax asset through a $30 million reduction in the valuation allowance with $13,861,000 recorded in other current assets and the remainder in other assets. Taxable income for 1995 was projected by utilizing steady state assumptions defined as only inflationary increases in sales and no increase in gross profit margins. If the Company's current trend of profitability continues, then additional deferred tax assets of up to approximately $175 million could be recognized in future periods. In 1993, the valuation allowance decreased by $21,817,000 due to changes in the Company's gross deferred tax assets and liabilities.

	Significant components of the Company's deferred tax assets and liabilities at December 31, 1994 and 1993, are as follows:

                           					 Years Ended December 31
                            					-------------------------
                           					     1994          1993
                           					     ----          ----
                             					 (Dollars in Thousands)
	Deferred tax assets:
	  SFAS No. 15 interest          $  125,694    $  139,831
	  Accrued insurance                 58,514        58,312
	  Tax credit carryforwards          48,765        43,562
	  Accrued liabilities               43,890        57,974
	  Compensation and benefits         34,029        33,535
	  Debt issuance costs               15,445        21,658
	  Other                              5,537         4,055
                            					-----------   -----------
	    Subtotal                       331,874       358,927

	Deferred tax liabilities:
	  Area license agreements          (92,515)      (99,932)
	  Property, plant and equipment    (29,192)      (36,751)
	  Other                             (5,578)       (5,577)
                            					-----------   -----------
	    Subtotal                      (127,285)     (142,260)

	Valuation allowance               (174,589)     (216,667)
                            					-----------   -----------
	Net deferred taxes              $   30,000    $        0
                            					===========   ===========

16.     EARNINGS (LOSS) PER COMMON SHARE

	Primary earnings (loss) per common share is based on net earnings (loss) divided by the weighted average number of shares outstanding during each year. The exercise of outstanding stock options would not result in a dilution of earnings per share.


17.     QUARTERLY FINANCIAL DATA (UNAUDITED)

	Summarized quarterly financial data for 1994 and 1993 is as follows:

	Year Ended December 31, 1994:
	-----------------------------

                     				  First    Second   Third    Fourth
                    				  Quarter  Quarter  Quarter  Quarter  Year
                    				  -------  -------  -------  -------  -------
                    				  (Dollars in Millions, Except Per-Share Data)

	Net sales                 $ 1,512  $ 1,720  $ 1,811  $ 1,641  $ 6,684
	Gross profit                  328      396      420      396    1,540
	Income taxes (benefit)          1        6        6      (32)     (19)
	Net earnings (loss)            (8)      32       43       25       92
	Primary and fully diluted
	  earnings (loss) per
	  common share               (.02)     .08      .10      .06      .22

	The second quarter includes a $4,500,000 recovery on a 1992 insurance claim. The fourth quarter includes $30 million of realized deferred tax benefit (see Note 15), $7,405,000 of expenses accrued for severance and related costs (see Note 8), $7,696,000 of expense related to store closings and dispositions of properties, and approximately $6,000,000 in expense relating to the reduction of estimated net environmental cost reimbursements (see Note 14).

	Year Ended December 31, 1993:
	-----------------------------

                      				   First    Second   Third    Fourth
                     				   Quarter  Quarter  Quarter  Quarter  Year
                     				   -------  -------  -------  -------  -------
                    				   (Dollars in Millions, Except Per-Share Data)

	Net sales                  $ 1,582  $ 1,773  $ 1,780  $ 1,609  $ 6,744
	Gross profit                   350      418      434      371    1,573
	Income taxes                     2        2        2        3        9
	Earnings (loss) before
	  extraordinary gain and
	  cumulative effect of
	  accounting change            (16)      19       22      (36)     (11)
	Net earnings (loss)            (33)      19      121      (36)      71
	Primary and fully diluted
	  earnings (loss) per
	  common share before
	  extraordinary gain and
	  cumulative effect of
	  accounting change           (.04)     .05      .05     (.09)    (.03)


	The first quarter includes $16,537,000 of expense resulting from the cumulative effect of an accounting change for postemployment benefits (see Note 13). The third quarter includes a $98,968,000 extraordinary gain on redemption of debt related to the Refinancing (see Note 9) and a $10,300,000 loss on disposition of the Company's aviation facility (which was subsequently adjusted to a total loss of $10,814,000 in the fourth quarter). The fourth quarter includes a loss of $42,791,000 related to store closings and dispositions of properties, a LIFO credit of $9,051,000 primarily due to lower cigarette and gasoline prices, and $5,989,000 of expense resulting from a cost-cutting program associated with the Company's 1993 reorganization.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of The Southland Corporation


We have audited the accompanying consolidated balance sheets of The Southland Corporation and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Southland Corporation and Subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in Notes 13 and 15 to the financial statements, in 1993 the Company changed its method of accounting for postemployment benefits and for income taxes to conform with Statements of Financial Accounting Standards No. 112 and No. 109, respectively.




Coopers & Lybrand L.L.P.
Dallas, Texas
February 23, 1995






ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

	None.

				   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	Certain of the information required in response to this Item is incorporated by reference from the Registrant's Definitive Proxy Statement for the April 26, 1995 Annual Meeting of Shareholders.

	See also "Executive Officers of the Registrant" beginning on page 17, herein.

ITEM 11. EXECUTIVE COMPENSATION.

	The information required in response to this Item is incorporated herein by reference from the Registrant's Definitive Proxy Statement for the April 26, 1995 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

	The information required in response to this Item is incorporated herein by reference from the Registrant's Definitive Proxy Statement for the April 26, 1995 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

	The information required in response to this Item is incorporated herein by reference to the Registrant's Definitive Proxy Statement for the April 26, 1995 Annual Meeting of Shareholders.


				     PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     The following documents are filed as a part of this report:

1. The Southland Corporation and Subsidiaries' Financial Statements for the three years in the period ended December 31, 1994 are included herein:

									PAGE

Consolidated Balance Sheets - December 31, 1994 and 1993                 38
Consolidated Statements of Operations - Years Ended December 31,
  1994, 1993 and 1992                                                    39
Consolidated Statements of Shareholders' Equity (Deficit)
  - Years Ended December 31, 1994, 1993 and 1992                         40
Consolidated Statements of Cash Flows - Years Ended December 31,
  1994, 1993 and 1992                                                    41
Notes to Consolidated Financial Statements                               42
Independent Auditors' Report of Coopers & Lybrand L.L.P.                 64


2. The Southland Corporation and Subsidiaries' Financial Statement Schedules, included herein.
									PAGE
Independent Auditors' Report of Coopers & Lybrand L.L.P. on
Financial Statement Schedule                                             70

  II - Valuation and Qualifying Accounts                                 71


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

4.(i)(7) Specimen Warrant Certificates to Purchase Common Shares of The Southland Corporation pursuant to Warrant Agreement dated as of March 5, 1991, with Wilmington Trust Company as Warrant Agent, incorporated by reference to The Southland Corporation's Annual Report on Form 10-K for the year ended December 31, 1990,
		Exhibit 4.(i)(7).

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

9. VOTING TRUST AGREEMENT. NONE. (EXCEPT SEE EXHIBITS 4.(i)(2), 4.(i)(4) AND 4.(i)(5), ABOVE.)

10.             MATERIAL CONTRACTS.

10.(i)(1)       Stock Purchase Agreement among The Southland Corporation,
		Ito-Yokado Co., Ltd. and Seven-Eleven Japan Co., Ltd., dated as of January 25, 1991. See Exhibit 2.(2), above.

10.(i)(2)       Credit Agreement, dated as of July 31, 1987, amended      Tab 1
		and restated as of December 16, 1994, among The
		Southland Corporation, the financial institutions party thereto as Senior Lenders, the financial institutions party thereto as Issuing Banks, Citicorp North America,
		Inc., as Administrative Agent, and The Sakura Bank,
		Limited, New York Branch, as Co-Agent.*

10.(i)(3)       Credit and Reimbursement Agreement by and between Cityplace
		Center East Corporation, an indirect wholly owned subsidiary of Southland, and The Sanwa Bank Limited, Dallas
		Agency, dated February 15, 1987, relating to $290 million of 7 7/8% Notes due February 15, 1995, issued by Cityplace
		Center East Corporation (to which Southland is not a party and which is non-recourse to Southland), incorporated by reference to File No. 0-676, Annual Report on Form 10-K for the year ended December 31, 1986, Exhibit 10(i)(6).

10.(i)(4)       Third Amendment to Credit and Reimbursement Agreement,    Tab 2
		dated as of February 10, 1995, by and between The Sanwa
		Bank, Limited, Dallas Agency and Cityplace Center
		East Corporation.*

10.(i)(5)       Amended and Restated Lease Agreement between Cityplace
		Center East Corporation and The Southland Corporation relating to The Southland Tower, Cityplace Center, Dallas,
		Texas, incorporated by reference to The Southland
		Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, Exhibit 10.(i)(7).

10.(i)(6)       Limited Recourse Financing for The Southland Corporation
		relating to royalties from Seven-Eleven (Japan) Company, Ltd. in the amount of Japanese Yen 41,000,000,000, dated
		March 21, 1988, incorporated by reference to File No.
		0-676, Annual Report on Form 10-K for year ended
		December 31, 1988, Exhibit 10.(i)(6).

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

10.(iii)(A)(2)  Jere W. Thompson Employment Agreement dated as of
		March 5, 1991, incorporated by reference to The Southland Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, Exhibit 10.(iii)(A)(2).

10.(iii)(A)(3)  The Southland Corporation Executive Protection Plan
		Summary, incorporated by reference to The Southland Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, Exhibit 10.(iii)(A)(3).

10.(iii)(A)(4)  The Southland Corporation Officers' Deferred Compensation
		Plan, sample agreement, incorporated by reference to The Southland Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, Exhibit 10.(iii)(A)(4).

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

10.(iii)(A)(8)  1993 Performance Plan, as amended January 1994,
		incorporated by reference to The Southland Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, Exhibit 10.(iii)(A)(8).

10.(iii)(A)(9)  Consultant's Agreement between The Southland Corporation
		and Timothy N. Ashida, incorporated by reference to File No. 0-676, Annual Report on Form 10-K for the year ended December 31, 1991, Exhibit 10(iii)(A)(10), Tab 4.

11.             STATEMENT RE COMPUTATION OF PER-SHARE EARNINGS.           Tab 3
		CALCULATION OF EARNINGS PER SHARE.*

21.             SUBSIDIARIES OF THE REGISTRANT AS OF MARCH 1995.*         Tab 4

23.             CONSENTS OF EXPERTS AND COUNSEL.
		Consent of Coopers & Lybrand L.L.P.,  Independent         Tab 5
		Auditors.*

27.             FINANCIAL DATA SCHEDULE.
		FILED ELECTRONICALLY ONLY, NOT ATTACHED TO PRINTED
		REPORTS.

__________________________
File or furnished herewith

(b)     Reports on Form 8-K.

	During the fourth quarter of 1994, the Company filed no reports on Form 8-K.

(c) The exhibits required by Item 601 of Regulation S-K are attached hereto or incorporated by reference herein.

(d)(3) The financial statement schedules for The Southland Corporation and Subsidiaries are included herein.


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of The Southland Corporation

Our report on the consolidated financial statements of The Southland Corporation and Subsidiaries, which includes an explanatory paragraph describing the changes in methods of accounting for postemployment benefits and income taxes in 1993, is included on page 64 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 66 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





Coopers & Lybrand L.L.P.
Dallas, Texas
February 23, 1995




                                                                                                          SCHEDULE II

                                    THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                                        VALUATION AND QUALIFYING ACCOUNTS

                                   YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                              (DOLLARS IN THOUSANDS)


                                                                      Additions
                                                               -----------------------
                                                  Balance at   Charged to   Charged to                     Balance at
                                                  beginning    costs and      other                            end
                                                  of period     expenses     accounts      Deductions (1)  of period
                                                  ---------    ----------   ----------     --------------  ----------

Allowance for doubtful accounts:

 Year ended December 31, 1994.................... $  7,822     $    307     $    153 (2)   $  (1,492)      $  6,790

 Year ended December 31, 1993....................   11,925        6,021        1,209 (2)     (11,333)         7,822

 Year ended December 31, 1992....................   13,397        9,028          335 (2)     (10,835)        11,925

Allowance for environmental cost reimbursements:

 Year ended December 31, 1994....................   12,529        6,361          -               -           18,890

 Year ended December 31, 1993....................      -            -         12,529 (3)         -           12,529

 Year ended December 31, 1992....................      -            -            -               -              -




(1)  Uncollectible accounts written off, net of recoveries.
(2) Represents amounts charged to the reserve for the sale and closing of the distribution and food centers (see Note 6 of Notes to Consolidated Financial Statements).
(3) Prior to year ended December 31, 1993, the allowance and related receivables were netted with the environmental liability.


				     SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				    THE SOUTHLAND CORPORATION
				    (Registrant)

March  28, 1995                     /s/ Clark J. Matthews, II________________
				    Clark J. Matthews, II
				    President and Chief Executive Officer

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                       TITLE                                      DATE
/s/ Masatoshi Ito               Chairman of the Board and Director         March 28, 1995
---------------------------
Masatoshi Ito

/s/ Toshifumi Suzuki            Vice Chairman of the Board and Director    March 28, 1995
---------------------------
Toshifumi Suzuki

/s/ Clark J. Matthews, II       President and Chief Executive Officer      March 28, 1995
---------------------------     and Director (Principal Executive
Clark J. Matthews, II           Officer) and Acting Chief Financial
(Principal Financial Officer)   Officer

/s/ Vernon P. Lotman            Vice President and Controller              March 28, 1995
----------------------------    (Principal Accounting Officer)
Vernon P. Lotman

/s/ Yoshitami Arai              Director                                   March 28, 1995
----------------------------
Yoshitami Arai

/s/ Timothy N. Ashida           Director                                   March 28, 1995
----------------------------
Timothy N. Ashida

/s/ Jay W. Chai                 Director                                   March 28, 1995
----------------------------
Jay W. Chai

/s/ Gary J. Fernandes           Director                                   March 28, 1995
----------------------------
Gary J. Fernandes

/s/ Masaaki Kamata              Director                                   March 28, 1995
----------------------------
Masaaki Kamata

/s/ Kazuo Otsuka                Director                                   March 28, 1995
----------------------------
Kazuo Otsuka

/s/ Asher O. Pacholder          Director                                   March 28, 1995
----------------------------
Asher O. Pacholder

/s/ Nobutake Sato               Director                                   March 28, 1995
----------------------------
Nobutake Sato

/s/ Tatsuhiro Sekine            Director                                   March 28, 1995
----------------------------
Tatsuhiro Sekine

/s/ Jere W. Thompson            Co-Vice Chairman of the Board and          March 28, 1995
----------------------------    Director
Jere W. Thompson

/s/ John P. Thompson            Co-Vice Chairman of the Board and          March 24, 1995
----------------------------    Director
John P. Thompson
