Form 10-Q
period 1995-03-31
SOUTHLAND CORP
filed 1995-05-02
CIK 92344

					FORM 10-Q


			   SECURITIES AND EXCHANGE COMMISSION
				WASHINGTON, D.C. 20549
				   _________________

(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	   For the quarterly period ended March 31, 1995

					    OR

   [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	   EXCHANGE ACT OF 1934

		       COMMISSION FILE NUMBERS 0-676 AND 0-16626
				   __________________

				THE SOUTHLAND CORPORATION
		(Exact name of registrant as specified in its charter)

	      TEXAS                                             75-1085131
   (State or other jurisdiction of                            I.R.S. Employer
   incorporation or organization)                           Identification No.)

   2711 NORTH HASKELL AVE., DALLAS, TEXAS                       75204-2906
   (Address of principal executive offices)                     (Zip code)

	Registrant's telephone number, including area code, 214/828-7011
				  _________________

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

    409,922,935 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of March 31, 1995.

				THE SOUTHLAND CORPORATION
					  INDEX


								       PAGE
									NO.
								       ----
Part I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

	Condensed Consolidated Balance Sheets -
	  March 31, 1995 and December 31, 1994 .......................   1

	Condensed Consolidated Statements of Operations -
	  Three Months Ended March 31, 1995 and 1994 .................   2

	Condensed Consolidated Statements of Cash Flows -
	  Three Months Ended March 31, 1995 and 1994 .................   3

	Note to Condensed Consolidated Financial Statements ..........   4

	Report of Independent Accountants.............................   5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	 AND RESULTS OF OPERATIONS ...................................   6

Part II.  OTHER INFORMATION

	ITEM 1. LEGAL PROCEEDINGS ....................................  11

	ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .....................  11

SIGNATURES ...........................................................  12

Exhibit (11) - Statement re Computation of Per-Share Earnings ........ Tab 1

Exhibit (15) - Letter re Unaudited Interim Financial Information ..... Tab 2

Exhibit (27) - Financial Data Schedule................................   *

*Submitted in electronic format only



					(i)

			   THE SOUTHLAND CORPORATION AND SUBSIDIARIES
			      CONDENSED CONSOLIDATED BALANCE SHEETS
			 (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

					      ASSETS

									   MARCH 31,    DECEMBER 31,
									      1995          1994
									  ------------  ------------
									  (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  $    27,909   $    59,288
   Accounts and notes receivable.  .  .  .  .  .  .  .  .  .  .  .  .  .       95,820       102,230
   Inventories.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .      101,483       101,468
   Other current assets.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       40,351        40,411
									  ------------  ------------
       TOTAL CURRENT ASSETS  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .      265,563       303,397
PROPERTY, PLANT AND EQUIPMENT.  .  .  .  .  .  .  .  .  .  .  .  .  .  .    1,312,962     1,314,499
OTHER ASSETS. .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .      371,501       382,698
									  ------------  ------------
									  $ 1,950,026   $ 2,000,594
									  ============  ============
			  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Trade accounts payable .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  $   179,742   $   203,315
   Accrued expenses and other liabilities.  .  .  .  .  .  .  .  .  .  .      298,642       316,183
   Commercial paper .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       47,653        41,322
   Long-term debt due within one year .  .  .  .  .  .  .  .  .  .  .  .      146,069       123,989
									  ------------  ------------
       TOTAL CURRENT LIABILITIES.  .  .  .  .  .  .  .  .  .  .  .  .  .      672,106       684,809
DEFERRED CREDITS AND OTHER LIABILITIES.  .  .  .  .  .  .  .  .  .  .  .      240,339       245,807
LONG-TERM DEBT.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    2,198,369     2,227,209
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT):
   Common stock, $.0001 par value  .  .  .  .  .  .  .  .  .  .  .  .  .           41            41
   Additional capital  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .      625,574       625,574
   Accumulated deficit .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   (1,786,403)   (1,782,846)
									  ------------  ------------
       TOTAL SHAREHOLDERS' EQUITY (DEFICIT) .  .  .  .  .  .  .  .  .  .   (1,160,788)   (1,157,231)
									  ------------  ------------
									  $ 1,950,026   $ 2,000,594
									  ============  ============

		     See note to condensed consolidated financial statements.

						1

			   THE SOUTHLAND CORPORATION AND SUBSIDIARIES
			CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
			 (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)
					   (UNAUDITED)

										     THREE MONTHS
										    ENDED MARCH 31,
									    -----------------------------
										1995             1994
									    ------------     ------------
REVENUES:
     Net sales (including $228,199 and $235,083 in excise taxes)  .  .  .   $ 1,544,779      $ 1,511,977
     Other income .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .        19,291           16,909
									    ------------     ------------
									      1,564,070        1,528,886
COST OF GOODS SOLD AND EXPENSES:
     Cost of goods sold .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     1,203,114        1,179,471
     Selling, general and administrative expenses  .  .  .  .  .  .  .  .       329,989          326,995
     Interest expense.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .        26,733           25,852
     Contributions to Employees' Savings and Profit Sharing Plan  .  .  .         3,146            3,249
									    ------------     ------------
									      1,562,982        1,535,567
									    ------------     ------------
EARNINGS (LOSS) BEFORE INCOME TAXES .  .  .  .  .  .  .  .  .  .  .  .  .         1,088           (6,681)
INCOME TAXES.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         2,050            1,450
									    ------------     ------------
NET LOSS .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   $      (962)     $    (8,131)
									    ============     ============

NET LOSS PER COMMON SHARE (Primary and Fully Diluted) .  .  .  .  .  .  .         $  -             $(.02)
										  ======           ======


		     See note to condensed consolidated financial statements.

						2

			      THE SOUTHLAND CORPORATION AND SUBSIDIARIES
			    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
					 (DOLLARS IN THOUSANDS)
					      (UNAUDITED)
											   THREE MONTHS
											  ENDED MARCH 31,
										    ---------------------------
											1995           1994
										    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss .  .  .  .  .  .   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   $      (962)   $    (8,131)
    Adjustments to reconcile net loss to net cash provided by
	operating activities:
	Depreciation and amortization of property, plant and equipment .  .  .  .        34,857         35,535
	Other amortization.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         4,534          4,757
	Deferred income taxes.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .           272           -
	Noncash interest expense.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .           738          2,295
	Other noncash (income) expense   .  .  .  .  .  .  .  .  .  .  .  .  .  .          (224)           440
	Net gain on property, plant and equipment .  .  .  .  .  .  .  .  .  .  .        (3,642)        (3,881)
	Decrease in accounts and notes receivable .  .  .  .  .  .  .  .  .  .  .         9,895          6,028
	(Increase) decrease in inventories  .  .  .  .  .  .  .  .  .  .  .  .  .           (15)         4,066
	Decrease (increase) in other assets .  .  .  .  .  .  .  .  .  .  .  .  .           398         (4,065)
	Decrease in trade accounts payable and other liabilities .  .  .  .  .  .       (42,050)       (27,686)
										    ------------   ------------
		  NET CASH PROVIDED BY OPERATING ACTIVITIES.  .  .  .  .  .  .  .         3,801          9,358
										    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for purchase of property, plant and equipment .  .  .  .  .  .  .  .       (37,899)       (34,530)
    Proceeds from sale of property, plant and equipment .  .  .  .  .  .  .  .  .         2,820          3,651
    Other  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .           528            499
    Net currency exchange principal transactions  .  .  .  .  .  .  .  .  .  .  .          -            (4,662)
    Cash utilized by distribution and food center assets.  .  .  .  .  .  .  .  .          -               481
    Proceeds from sale of distribution and food center assets .  .  .  .  .  .  .          -             6,305
										    ------------   ------------
		  NET CASH USED IN INVESTING ACTIVITIES .  .  .  .  .  .  .  .  .       (34,551)       (28,256)
										    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from commercial paper and revolving credit facilities  .  .  .  .  .     1,085,171      1,091,346
    Payments under commercial paper and revolving credit facilities .  .  .  .  .    (1,076,930)    (1,053,099)
    Principal payments under long-term debt agreements  .  .  .  .  .  .  .  .  .        (8,213)       (21,406)
    Other  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .          (657)          -
										    ------------   ------------
		  NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES  .  .  .  .          (629)        16,841
										    ------------   ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS.  .  .  .  .  .  .  .  .  .  .  .  .  .       (31,379)        (2,057)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .  .  .  .  .  .  .  .  .  .  .  .        59,288         13,486
										    ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  .  .  .  .  .  .  .  .  .  .  .  .  .   $    27,909    $    11,429
										    ============   ============
RELATED DISCLOSURES FOR CASH FLOW REPORTING:
    Interest paid, excluding SFAS No.15 Interest  .  .  .  .  .  .  .  .  .  .  .   $   (21,839)   $   (22,937)
										    ============   ============
    Net income taxes paid .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   $    (3,717)   $    (1,823)
										    ============   ============


			  See note to condensed consolidated financial statements.


						       3

		  THE SOUTHLAND CORPORATION AND SUBSIDIARIES
	      NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
		       THREE MONTHS ENDED MARCH 31, 1995
				   (UNAUDITED)

1. BASIS OF PRESENTATION:

   The condensed consolidated balance sheet as of March 31, 1995, and the condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 1995 and 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal, recurring adjustments) necessary to present fairly the financial position at March 31, 1995, and the results of operations and cash flows for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

   The condensed consolidated balance sheet as of December 31, 1994, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, include accounting policies and additional information pertinent to an understanding of both the December 31, 1994, balance sheet and the interim financial statements. The information has not changed except as a result of normal transactions in the three months ended March 31, 1995.

			REPORT OF INDEPENDENT ACCOUNTANTS
			---------------------------------




To the Board of Directors and Shareholders of The Southland Corporation

We have reviewed the accompanying condensed consolidated balance sheet of The Southland Corporation and Subsidiaries as of March 31, 1995, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the year then ended (not presented herein); and in our report dated February 23, 1995, which included an explanatory paragraph describing the change in method of accounting for postemployment benefits and for income taxes in 1993, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

COOPERS & LYBRAND L.L.P.



Dallas, Texas
April 24, 1995

			MANAGEMENT'S DISCUSSION AND ANALYSIS
		 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1995

SUMMARY OF RESULTS OF OPERATIONS

    The Company's net loss for the first quarter of 1995 was $1.0 million (-$.00 per share) compared to a net loss of $8.1 million (-$.02 per share) for the same period in 1994. This improvement was primarily due to increased merchandise and gasoline gross profits.

(EXCEPT WHERE NOTED, ALL PER-STORE NUMBERS BELOW REFER TO AN AVERAGE OF ALL STORES RATHER THAN ONLY STORES OPEN MORE THAN ONE YEAR)

SALES

    The Company recorded net sales of $1.54 billion for the three months ended March 31, 1995, compared to sales of $1.51 billion during the same period in 1994. The improvement in 1995 is attributable to gasoline sales, as merchandise sales declined slightly as a result of store closures, lowering the average number of convenience stores for the quarter by 193 compared to the same period in 1994. The first quarter of 1995 produced a same-store (stores open more than one year) merchandise sales increase of 2.3% and is the fifth consecutive quarter of such increases. After adjusting for first quarter inflation of 1.9%, same-store merchandise sales real growth was .4%. The Company believes the improvement is a result of its new merchandising processes and everyday-fair-pricing and store-remodeling strategies (see Key Management Strategies).

    Gasoline sales dollars per store increased 10.1% for the first quarter of 1995, due to per store gallonage improvement of 3.1% and an average increase in sales price of 7.4 cents per gallon. The continuing improvement in gallonage reflects favorable market conditions, as well as the impact of several successful business strategies: ongoing remodeling to enhance the appeal and convenience of the Company's gasoline facilities; promoting high quality CITGO-brand gasoline; the closing of low-volume locations; and managing gasoline prices, inventories and product mix on a by-store basis.

KEY MANAGEMENT STRATEGIES

    The Company is committed to several key strategies that it believes, over the long term, will further differentiate it from its competitors and allow 7-Eleven to maintain its position as the premier convenience store chain in the industry. These strategies include:

    - Strengthening the Company's store base through an extensive remodeling plan and pruning its store base of underachieving stores.
    - A customer-driven approach to merchandising which focuses on providing an expanded selection of quality products at a good value to satisfy the ever-changing preferences of our customers.

    - Everyday fair pricing to provide consistent prices on all items by reducing reliance on discounting of some products and lowering prices on others.
    - Daily delivery of fresh perishable items and ready-to-eat foods that provides fresher products, improved in-stock conditions and lower product costs.
    - Implementation of a retail automation system with an initial phase involving automating accounting and other store-level tasks and future phases which will provide each store and its suppliers and distributors with information to make better decisions in anticipating customer needs.

GROSS PROFITS

    Consolidated gross profits were $341.7 million for the first three months of 1995, $9.2 million above the same period in 1994, reflecting growth for two consecutive quarters for the first time since the first quarter of 1990. Merchandise gross profits per store rose for the ninth consecutive quarter, with a 4.5% increase in the first quarter of 1995 due to a .45 of a percentage point increase in margins and higher per store merchandise sales. The improvement in margins was primarily a result of the Company's ongoing negotiations with manufacturers to reduce product costs. However, the Company believes that margins for the year will remain relatively flat when compared to last year.

    Gasoline gross profits per store were 6.0% higher, compared to the preceding year, for the first quarter of 1995. This improvement is due to the combination of an increase in gallons sold and higher cents per gallon gross profit, which was 14.3 cents per gallon for the quarter, an increase of .4 cents compared to the same period in 1994. This increase is attributed to favorable market conditions, the positive impact of capital expenditure programs and the continued improvement in by-store management of gasoline merchandising strategies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")

    SG&A expenses increased $3.0 million in the first quarter of 1995 compared to the same period in 1994. The ratio of SG&A expenses to sales was 21.4% in the first three months of 1995, a decrease of .2 percentage points from the same period in 1994. For the first quarter of 1994, SG&A increased from previously reported amounts, with a corresponding decrease in cost of goods sold, due to the expense reclassification noted in the December 31, 1994 Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTEREST EXPENSE

    The Company's total interest expense in the first three months of 1995 increased $.9 million over the same period in 1994, primarily due to an increase in interest rates. The weighted average interest rate on the Company's floating rate debt was 6.78% for the first quarter of 1995 versus 4.67% for the same period in 1994. Since 32% of the Company's debt contains floating rates that are unfavorably impacted by rising interest rates, cash interest expense is expected to increase in 1995. However, total interest expense is expected to decline when compared to 1994 due to a combination of the factors noted below and the write-off of $3.0 million of deferred loan costs as a result of refinancing the Company's bank debt in December 1994.

    On December 21, 1994, the Company refinanced its bank debt under the senior bank credit agreement ("Credit Agreement") and obtained, among other things, a reduction in its borrowing spreads. As a result of this refinancing, the Company expects to save approximately $7 million in interest expense in 1995 over what it would have incurred under the previous terms of the facility. In February 1995, the Company extended the repayment of the debt relating to its headquarters facilities (Cityplace) at a lower interest rate, which will result in approximately $2.8 million of cash interest savings in 1995 (see Liquidity and Capital Resources - Financing Activities).

LIQUIDITY AND CAPITAL RESOURCES

    The majority of the Company's working capital is provided from three sources: i) cash flows generated from its operating activities; ii) a $400 million commercial paper facility (guaranteed by Ito-Yokado Co., Ltd.); and
iii) short-term seasonal borrowings of up to $150 million under its revolving credit facility. The Company believes that its operating activities coupled with its available short-term working capital facilities will provide sufficient liquidity for it to fund its current operating and capital expenditure programs as well as to service debt requirements.

FINANCING ACTIVITIES

    In December 1994, the Company amended its Credit Agreement, refinancing its old term loans ($281.7 million) and revolving credit facility, with a new term loan ("Term Loan") and new revolving credit facility. The term of the new revolving credit facility extends through December 31, 1999 and contains both a revolving loan ("Revolver") and letter of credit subfacility; these two facilities each have a maximum limit of $150 million. The Term Loan ($300 million) has scheduled quarterly repayments of $18.75 million commencing
March 31, 1996 through December 31, 1999. Interest on the Revolver and Term Loan is generally based on a variable rate equal to the administrative agent bank's base rate or, at the Company's option, at a rate equal to the Eurodollar rate plus .975% per year (see Results of Operations - Interest Expense).

    The Credit Agreement contains certain financial and operating covenants requiring, among other things, the maintenance of certain financial ratios, including interest coverage, fixed charge coverage and senior indebtedness to earnings before interest, taxes, depreciation, and amortization ("EBITDA"). The covenant levels established by the Credit Agreement generally require continuing improvement in the Company's financial condition.

    For the period ended March 31, 1995, the Company was in compliance with all of the covenants required under the Credit Agreement. The Company complied with the principal financial and operating covenants, which are calculated over the latest 12-month period, as follows:

							   Requirements:
						      -------------------------
Covenants                               Actuals       Minimum           Maximum
- ---------                               -------       -------           -------
Interest coverage *                   2.62 to 1.0   2.35 to 1.0
Fixed charge coverage                  .89 to 1.0    .60 to 1.0
Senior indebtedness to EBITDA         4.24 to 1.0                     4.85 to 1.0


* INCLUDES EFFECTS OF THE SFAS NO. 15 INTEREST PAYMENTS.


    During the first three months of 1995, the Company repaid $8.2 million of debt. Outstanding balances on March 31, 1995 for the commercial paper, the Revolver and the Term Loan were $397.7 million, $50.0 million and $300.0 million, respectively. As of March 31, 1995, outstanding letters of credit issued pursuant to the Credit Agreement totaled $114.5 million.

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

CASH FROM OPERATING ACTIVITIES

    Net cash provided by operating activities was $3.8 million for the first quarter of 1995. Historically, the Company's cash flows from operating activities are lower during the first quarter of the year generally due to the seasonality of convenience store sales (see Results of Operations) and the payment of liabilities which are accrued throughout the previous year. Also contributing to the low level of operating cash flows was the use of $24 million related to the timing of payment of trade payables.


CAPITAL EXPENDITURES

    In the first three months, net cash used in investing activities consisted primarily of payments of $37.9 million for property, plant and equipment, the majority of which was used for remodeling stores, upgrading retail gasoline facilities, replacing equipment and complying with environmental regulations. The Company expects 1995 capital expenditures to be approximately $200 million, primarily to complete remodels started in 1994 and to remodel about 1,400 additional stores. The Company is also expected to use approximately 13% of its capital expenditures in 1995 on the retail automation project (see Key Management Strategies).

    Through March 31, 1995, approximately 2,900 stores have been remodeled.
The remodels are focusing on the features that are most noticeable to customers and have the most immediate and positive impact on store performance, such as lighting and security, food service equipment, necessary maintenance and consistent image.

CAPITAL EXPENDITURES - GASOLINE EQUIPMENT

    The Company anticipates that it will spend approximately $15 million in 1995 on capital improvements required to comply with environmental regulations relating to below-ground gasoline storage tank systems as well as above-ground vapor recovery equipment at store locations and approximately an additional $27 million on such capital improvements from 1996 through 1998.

ENVIRONMENTAL COMPLIANCE - STORES

    The Company accrues for the anticipated future costs of environmental clean-up activities (consisting of environmental assessment and remediation) relating to detected releases of regulated substances at its existing and previously operated sites at which gasoline has been sold (including store sites and other facilities that have been sold by the Company). At March 31, 1995, the Company has an accrued liability of $62.6 million for such activities and anticipates that substantially all such expenditures will be incurred within the next five years. This estimate is based on the Company's prior experience with gasoline sites and its consideration of such factors as the age of the tanks, location of tank sites and experience with contractors who perform environmental assessment and remedial work.

    The Company is eligible to receive reimbursement for a large portion of these costs under state reimbursement programs and, at March 31, 1995, has recorded a gross receivable of $73.6 million (a net receivable of $54.3 million after an allowance of $19.3 million) for the estimated probable state reimbursement of paid and accrued assessment and remediation expenses. There is no assurance of the timing of the receipt of state reimbursement funds; however, based on its experience, the Company expects to receive state reimbursement funds within one to four years after payment of eligible assessment and remediation expenses, assuming that the state administrative procedures for processing such reimbursements have been fully developed.

     The estimated future assessment and remediation expenditures and related state reimbursement amounts could change as governmental requirements and state reimbursement programs change in future years.

ENVIRONMENTAL COMPLIANCE - CHEMICAL PLANT

    In December 1988, the Company closed its chemical manufacturing facility in New Jersey. As a result, the Company is required to conduct environmental remediation at the facility and has accrued a liability for this purpose. As required, the Company has submitted a clean-up plan to the New Jersey Department of Environmental Protection (the "State"), which provides for remediation of the site for approximately a three-to-five year period, as well as continued groundwater treatment for a projected 20-year period. While the Company has received initial comments from the State, the clean-up plan has not been finalized. The Company has recorded liabilities representing its best estimates of the clean-up costs of $38.6 million at March 31, 1995. Of this amount, $32.9 million was included in deferred credits and other liabilities and the remainder in accrued expenses and other liabilities. In 1991, the Company entered into a settlement agreement with a large chemical company that formerly owned the facility. Under the settlement agreement, the former owner agreed to pay a substantial portion of the clean-up costs described above.
The Company has recorded a receivable of $22.6 million at March 31, 1995, representing the former owner's portion of the clean-up costs.

    None of the amounts related to environmental liabilities have been discounted.

				SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						  THE SOUTHLAND CORPORATION
							 (Registrant)



Date:  May 1, 1995                              /s/  Clark J. Matthews, II
						-----------------------------
						(Officer)
						Clark J. Matthews, II
						President and Chief Executive
						Officer


Date:  May 1, 1995                              /s/     Vernon P. Lotman
						------------------------------
						(Principal Accounting Officer)
						Vernon P. Lotman
						Vice President and Controller