Form 10-Q
period 1995-06-30
SOUTHLAND CORP
filed 1995-08-03
CIK 92344

                            				  FORM 10-Q

                    			   SECURITIES AND EXCHANGE
                                 COMMISSION
                   			    WASHINGTON, D.C. 20549
                   			       _________________

(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       	   For the quarterly period ended June 30, 1995

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

	409,922,935 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of June 30, 1995.

                    			    THE SOUTHLAND CORPORATION
                           				     INDEX


                                                             									     PAGE
       									                                                            NO.
                                                               									   ----
Part I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

	Condensed Consolidated Balance Sheets -
	  June 30, 1995 and December 31, 1994 ...................................   1

	Condensed Consolidated Statements of Operations -
	  Three Months and Six Months Ended June 30, 1995 and 1994 ..............   2

	Condensed Consolidated Statements of Cash Flows -
	  Six Months Ended June 30, 1995 and 1994 ...............................   3

	Note to Condensed Consolidated Financial Statements .....................   4

	Report of Independent Accountants........................................   5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	     AND RESULTS OF OPERATIONS ..........................................   6

Part II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ...............................................   12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............   12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ................................   13

SIGNATURES ...............................................................   14

Exhibit (11) - Statement re Computation of Per-Share Earnings ............ Tab 1

Exhibit (15) - Letter re Unaudited Interim Financial Information ......... Tab 2

Exhibit (27) - Financial Data Schedule....................................   *

*Submitted in electronic format only

                           				     (i)

           			       THE SOUTHLAND CORPORATION AND SUBSIDIARIES
				                   CONDENSED CONSOLIDATED BALANCE SHEETS
            			     (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)
                                 						 ASSETS

                                                                              JUNE 30,        DECEMBER 31,
                                                                                1995              1994
                                                                            -------------    -------------
                                                               									    (UNAUDITED)

CURRENT ASSETS:
   Cash and cash equivalents.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  $     22,339     $     59,288
   Accounts and notes receivable  .  .  .  .  .  .  .  .  .  .  .  .  .  .       109,399          102,230
   Inventories  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       108,883          101,468
   Other current assets  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .        38,131           40,411
                                                                            -------------    -------------
       TOTAL CURRENT ASSETS .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       278,752          303,397
PROPERTY, PLANT AND EQUIPMENT  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     1,323,235        1,314,499
OTHER ASSETS  . .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       367,122          382,698
                                                                            -------------    -------------
                                                                            $  1,969,109     $  2,000,594
                                                                            =============    =============

                  			     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Trade accounts payable.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  $    204,382     $    203,315
   Accrued expenses and other liabilities  .  .  .  .  .  .  .  .  .  .  .       296,642          316,183
   Commercial paper.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .        43,806           41,322
   Long-term debt due within one year.  .  .  .  .  .  .  .  .  .  .  .  .       159,460          123,989
                                                                            -------------    -------------
       TOTAL CURRENT LIABILITIES  .  .  .  .  .  .  .  .  .  .  .  .  .  .       704,290          684,809
DEFERRED CREDITS AND OTHER LIABILITIES  .  .  .  .  .  .  .  .  .  .  .  .       238,596          245,807
LONG-TERM DEBT  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     2,150,092        2,227,209
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT):
   Common stock, $.0001 par value .  .  .  .  .  .  .  .  .  .  .  .  .  .            41               41
   Additional capital .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       625,574          625,574
   Accumulated deficit.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    (1,749,484)      (1,782,846)
                                                                            -------------    -------------
       TOTAL SHAREHOLDERS' EQUITY (DEFICIT )  .  .  .  .  .  .  .  .  .  .    (1,123,869)      (1,157,231)
                                                                            -------------    -------------
                                                                            $  1,969,109      $  2,000,594
                                                                            =============    =============

                    			  See note to condensed consolidated financial statements.

                                         						     1

	                              		  THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                       		       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              			(DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)
                                            					 (UNAUDITED)
                                                                THREE MONTHS                     SIX MONTHS
                                                               ENDED JUNE 30,                  ENDED JUNE 30,
                                                       -----------------------------    -----------------------------
                                                 							     1995            1994             1995            1994
                                                       -------------   -------------    -------------   -------------
REVENUES:
     Net sales (including $253,836, $252,683,
         $487,818 and $487,766 in excise taxes) .  .    $  1,750,265    $  1,720,410     $  3,295,044    $  3,232,387
     Other income .  .  .  .  .  .  .  .  .  .  .  .          22,822          18,263           42,113          35,172
                                                        -------------   -------------    -------------   -------------
                                                           1,773,087       1,738,673        3,337,157       3,267,559
COST OF GOODS SOLD AND EXPENSES:
     Cost of goods sold .  .  .  .  .  .  .  .  .  .       1,350,070       1,319,734        2,553,184       2,499,205
     Selling, general and administrative expenses  .         348,203         351,264          678,192         678,259
     Interest expense.  .  .  .  .  .  .  .  .  .  .          25,676          26,003           52,409          51,855
     Contributions to Employees' Savings and
     Profit Sharing Plan   .  .  .  .  .  .  .  .  .           3,351           3,544            6,497           6,793
                                                       -------------   -------------    -------------   -------------
                                                           1,727,300       1,700,545        3,290,282       3,236,112
                                                       -------------   -------------    -------------   -------------
EARNINGS BEFORE INCOME TAXES  .  .  .  .  .  .  .  .          45,787          38,128           46,875          31,447
INCOME TAXES.  .  .  .  .  .  .  .  .  .  .  .  .  .           9,029           6,495           11,079           7,945
                                                       -------------   -------------    -------------   -------------
NET EARNINGS.  .  .  .  .  .  .  .  .  .  .  .  .  .   $      36,758   $      31,633    $      35,796   $      23,502
                                                       =============   =============    =============   =============

NET EARNINGS PER COMMON SHARE
    (Primary and Fully Diluted)  .  .  .  .  .  .  .          $ .09           $ .08            $ .09           $ .06
                                                             ======          ======           ======          ======




                            		  See note to condensed consolidated financial statements.

			                                                  		    2

                                 				 THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                        				       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      						   (DOLLARS IN THOUSANDS)
                                              						(UNAUDITED)
                                                                                                   SIX MONTHS
                                                                                                  ENDED JUNE 30,
                                                                                         ------------------------------
                                                                                              1995             1994
                                                                                         -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   $     35,796     $     23,502
    Adjustments to reconcile net earnings to net cash provided by
       	operating activities:
       	Depreciation and amortization of property, plant and equipment.  .  .  .  .  .         71,001           71,909
       	Other amortization  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .          9,366            9,513
       	Deferred income taxes  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .            272             -
       	Noncash interest expense  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .          1,117            4,362
       	Other noncash income.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .           (747)            (260)
       	Net gain on property, plant and equipment.  .  .  .  .  .  .  .  .  .  .  .  .         (5,633)          (5,124)
       	Increase in accounts and notes receivable.  .  .  .  .  .  .  .  .  .  .  .  .         (3,691)          (2,532)
       	Increase in inventories.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         (7,415)          (3,119)
       	Decrease in other assets  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .          1,810           25,187
       	(Decrease) increase in trade accounts payable and other liabilities .  .  .  .        (20,353)           2,600
                                                                                         -------------    -------------
              		  NET CASH PROVIDED BY OPERATING ACTIVITIES  .  .  .  .  .  .  .  .  .         81,523          126,038
                                                                                         -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for purchase of property, plant and equipment.  .  .  .  .  .  .  .  .  .        (87,517)         (73,008)
    Proceeds from sale of property, plant and equipment.  .  .  .  .  .  .  .  .  .  .          7,003            8,825
    Other .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .            828            1,089
    Net currency exchange principal transactions .  .  .  .  .  .  .  .  .  .  .  .  .           -              (5,133)
    Cash utilized by distribution and food center assets  .  .  .  .  .  .  .  .  .  .           -              (1,328)
    Proceeds from sale of distribution and food center assets.  .  .  .  .  .  .  .  .           -               6,305
                                                                                          -------------    -------------
              		  NET CASH USED IN INVESTING ACTIVITIES.  .  .  .  .  .  .  .  .  .  .        (79,686)         (63,250)
                                                                                          -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from commercial paper and revolving credit facilities .  .  .  .  .  .  .      1,989,926        2,165,261
    Payments under commercial paper and revolving credit facilities.  .  .  .  .  .  .     (1,992,775)      (2,171,208)
    Principal payments under long-term debt agreements .  .  .  .  .  .  .  .  .  .  .        (35,150)         (65,473)
    Other .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .           (787)            -
                                                                                         -------------    -------------
              		  NET CASH USED IN FINANCING ACTIVITIES.  .  .  .  .  .  .  .  .  .  .        (38,786)         (71,420)
                                                                                         -------------    -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .        (36,949)          (8,632)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.  .  .  .  .  .  .  .  .  .  .  .  .  .         59,288           13,486
                                                                                         -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   $     22,339     $      4,854
                                                                                         =============    =============

RELATED DISCLOSURES FOR CASH FLOW REPORTING:

    Interest paid, excluding SFAS No.15 Interest .  .  .  .  .  .  .  .  .  .  .  .  .   $    (47,256)    $    (47,554)
                                                                                         =============    =============
    Net income taxes paid.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   $    (20,155)    $     (3,680)
                                                                                         =============    =============


                             				See note to condensed consolidated financial statements.


                                                  							   3

	                            THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                        NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  SIX MONTHS ENDED JUNE 30, 1995
                                          (UNAUDITED)

1. BASIS OF PRESENTATION:

   The condensed consolidated balance sheet as of June 30, 1995, and the condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 1995 and 1994, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1995 and 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal, recurring adjustments) necessary to present fairly the financial position at June 30, 1995, and the results of operations and cash flows for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

   The condensed consolidated balance sheet as of December 31, 1994, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, include accounting policies and additional information pertinent to an understanding of both the December 31, 1994, balance sheet and the interim financial statements. The information has not changed except as a result of normal transactions in the six months ended June 30, 1995.

	                      		    REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Shareholders of The Southland Corporation

We have reviewed the accompanying condensed consolidated balance sheet of The Southland Corporation and Subsidiaries as of June 30, 1995, the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 1995 and 1994, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the company's management.

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



Dallas, Texas
July 31, 1995

                          		     MANAGEMENT'S DISCUSSION AND ANALYSIS
                 	         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - SECOND QUARTER AND YEAR-TO-DATE, 1995

SUMMARY OF RESULTS OF OPERATIONS

	The Company's net earnings for the second quarter and first six months of 1995 were $36.8 million ($.09 per share) and $35.8 million ($.09 per share), respectively, compared to net earnings of $31.6 million ($.08 per share) and $23.5 million ($.06 per share) for the same periods in 1994. The most significant factors in this improvement are increases in other revenues and gasoline gross profits. The 1995 results for the second quarter and first six months include the receipt of $4.7 million (net of expenses) relating to outstanding litigation, while the 1994 results, for the same time periods, include a $4.5 million recovery on a 1992 insurance claim.


(EXCEPT WHERE NOTED, ALL PER-STORE NUMBERS BELOW REFER TO AN AVERAGE OF ALL STORES RATHER THAN ONLY STORES OPEN MORE THAN ONE YEAR.)

SALES
Same-store sales                                   .8%            1.5%
Same-store real growth; excluding inflation      (1.5%)           (.6%)
7-Eleven inflation                                2.4%            2.2%

	While same-store merchandise sales (excluding inflation or deflation) have increased over prior year levels for the previous five quarters, during the second quarter they declined 1.5%. This decline is a result of the overall slowing of the economy that retailers have been experiencing and also due to unseasonably cool and wet conditions on the west coast.

	Gasoline sales dollars per store increased 10.7% for the second quarter and 10.4% for the first six months of 1995 due to an average increase in sales price of 10.6 and 9.0 cents per gallon, respectively, combined with per-store gallonage improvement of 1.2% and 2.1% for the quarter and the six months, respectively.

OTHER INCOME

	Other income of $22.8 million for the quarter and $42.1 million for the first six months of 1995 are $4.6 million and $6.9 million higher than the same periods in 1994, respectively. The improvement is primarily the result of increased royalty income and interest income.

KEY MANAGEMENT STRATEGIES

	The Company is committed to several key strategies that it believes, over the long term, will further differentiate it from its competitors and allow 7-Eleven to maintain its position as the premier convenience store chain in the industry. These strategies include:

       	- Strengthening the Company's store base through an extensive remodeling plan and the pruning of
       	   underachieving stores.
       	- A customer-driven approach to merchandising which focuses on providing an expanded selection of quality products at a
       	   good value to satisfy the ever-changing preferences of our customers.
       	- Everyday-fair-pricing to provide consistent prices on all items by reducing reliance on discounting of some products and lowering prices on others.
       	- Daily delivery of fresh, perishable items and ready-to-eat foods that provides fresher products, improved in-stock conditions and lower product costs.
       	- Implementation of a retail automation system with an initial phase involving automating accounting and other store-level tasks and future phases which will provide each store and its suppliers with information to make better decisions in anticipating customer needs.

GROSS PROFITS

	Consolidated gross profits were $400.2 million for the quarter and $741.9 million for the first six months of 1995, a decrease of $.5 million and an increase of $8.7 million, respectively, from the same periods in 1994. The following chart highlights the percent change in merchandise gross profit per store and the components thereof:

 					                                         PERIODS ENDING JUNE 30, 1995
                                   					       ----------------------------
INCREASE/(DECREASE) FROM PRIOR YEAR            THREE MONTHS      SIX MONTHS
- -----------------------------------            ------------      ----------
Average per store gross profit dollar change        2.6%             3.5%
Margin percentage point change                       .08              .25
Same-store sales                                     .8%             1.5%


	As a result of an average of 187 fewer stores, total merchandise gross profit declined during the second quarter. The 2.6% per-store growth, however, represents the tenth consecutive quarter of improvement over comparable quarter results. Contributing to the second quarter per-store improvement was the high margin financial services category, which continues to have considerable sales growth. The Company believes that for the remainder of the year merchandise margin will approximate last year.

	Gasoline gross profits per store were 6.1% higher, compared to the preceding year, for both the second quarter and first six months of 1995. This improvement was primarily due to higher cents-per-gallon gross profit and to a lesser extent from the increase in gallons sold.

	Gasoline gross profits were 12.9 and 13.6 cents per gallon for the quarter and six months, respectively, an increase of .6 cents and .5 cents compared to the same periods in 1994. This increase is attributed to favorable market conditions, the positive impact of capital expenditure programs and the continued improvement in by-store management of gasoline merchandising strategies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")


                                          						    THREE MONTHS       SIX MONTHS
(DOLLARS IN MILLIONS)                               ENDED JUNE 30      ENDED JUNE 30
                                          						    -------------      -------------
                                          						    1995     1994      1995     1994
                                          						    ----     ----      ----     ----
Total selling, general and administrative expenses  $348.2   $351.3    $678.2   $678.3
Ratio of SG&A to sales                                19.9%    20.4%     20.6%    21.0%


	For the first two quarters of 1994, SG&A increased from previously reported amounts, with a corresponding decrease in cost of goods sold, due to the expense reclassification noted in the December 31, 1994 Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTEREST EXPENSE

	The Company's total interest expense in the second quarter and first six months of 1995 decreased $.3 million and increased $.6 million over the same periods in 1994, respectively. The weighted average interest rate on the Company's floating rate debt was 6.83% for the second quarter and 6.80% for the first six months of 1995 versus 5.18% and 4.92% for the same periods in 1994, respectively. Since 32% of the Company's debt contains floating rates that are unfavorably impacted by rising interest rates, cash interest expense is expected to increase in 1995. However, total interest expense is expected to decline when compared to 1994, due to the effects of the refinancings noted below and the write-off of $3.0 million of deferred loan costs as a result of refinancing the Company's bank debt in December 1994.

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

LIQUIDITY AND CAPITAL RESOURCES

	The majority of the Company's working capital is provided from three sources: i) cash flows generated from its operating activities, ii) a $400 million commercial paper facility (guaranteed by Ito-Yokado Co., Ltd.), and iii) short-term seasonal borrowings of up to $150 million under its revolving credit facility. The Company believes that its operating activities coupled with its available short-term working capital facilities will provide sufficient liquidity for it to fund its current operating and capital expenditure programs as well as to service debt requirements.

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

	For the period ended June 30, 1995, the Company was in compliance with all of the covenants required under the Credit Agreement. The Company complied with the principal financial and operating covenants, which are calculated over the latest 12-month period, as follows:


                                                 							      REQUIREMENTS:
                                          						       -------------------------
COVENANTS                        ACTUALS               MINIMUM           MAXIMUM
- ---------                        -------               -------           -------
Interest coverage *              2.66 to 1.0           2.35 to 1.0
Fixed charge coverage             .94 to 1.0            .65 to 1.0
Senior indebtedness to EBITDA    4.09 to 1.0                             4.85 to 1.0

* INCLUDES EFFECTS OF THE SFAS NO. 15 INTEREST PAYMENTS.


	During the first six months of 1995, the Company repaid $35.2 million of debt of which $17.6 million was for SFAS No. 15 interest. Outstanding balances on June 30, 1995 for the commercial paper, the Revolver and the Term Loan were $393.8 million, $43.0 million and $300.0 million, respectively. As of June 30, 1995, outstanding letters of credit issued pursuant to the Credit Agreement totaled $111.4 million.

	As a result of an agreement reached in conjunction with the Company's bankruptcy proceedings in 1990, on February 15, 1995, the

7-7/8% Cityplace notes, issued by Cityplace Center East Corporation ("CCEC"), a wholly owned subsidiary of the Company, were repaid under a drawing of a letter of credit issued by The Sanwa Bank, Ltd. Under such agreement, the term of maturity of the indebtedness of CCEC resulting from such draw has been extended by ten years to March 1, 2005. New terms include monthly payments of principal and interest over the ten-year period, based upon a 25-year amortization at 7-1/2%, with the remaining principal due upon maturity.

CASH FROM OPERATING ACTIVITIES

	Net cash provided by operating activities was $81.5 million for the first six months of 1995. Impacting the level of operating cash flows was a $13.4 million payment related to an IRS examination. Such payment had no material effect on 1995 earnings.

CAPITAL EXPENDITURES

	In the first six months, net cash used in investing activities consisted primarily of payments of $87.5 million for property, plant and equipment, the majority of which was used for remodeling stores, upgrading retail gasoline facilities, replacing equipment and complying with environmental regulations. The Company expects 1995 capital expenditures to be approximately $195 million, primarily to complete remodels started in 1994 and to remodel about 1,400 additional stores. The Company is also expected to use approximately 10% of its capital expenditures in 1995 on the retail automation project (see Key Management Strategies).

	Through June 30, 1995, approximately 3,400 stores have been remodeled. The remodels are focusing on the features that are most noticeable to customers and have the most immediate and positive impact on store performance, such as lighting and security, food service equipment, necessary maintenance and consistent image.

CAPITAL EXPENDITURES - GASOLINE EQUIPMENT

	The Company incurs ongoing costs to comply with federal, state and local environmental laws and regulations primarily relating to underground storage tank ("UST") systems. The Company anticipates that it will spend approximately $15 million in 1995 on capital improvements required to comply with environmental regulations relating to USTs as well as above-ground vapor recovery equipment at store locations and approximately an additional $29 million on such capital improvements from 1996 through 1998.

ENVIRONMENTAL COMPLIANCE - STORES

	The Company accrues for the anticipated future costs of environmental clean-up activities (consisting of environmental assessment and remediation) relating to detected releases of regulated substances at its existing and previously owned or operated sites at which gasoline has been sold (including store sites and other facilities that have been sold by the Company). At June 30, 1995, the Company has an accrued liability of $61.9 million for such activities and anticipates that substantially all such expenditures will be incurred within the next five years. This estimate is based on the Company's prior experience with gasoline sites and its consideration of such factors as the age of the tanks, location of tank sites and experience with contractors who perform environmental assessment and remedial work.

	The Company is eligible to receive reimbursement for a large portion of these costs under state reimbursement programs and, at June 30, 1995, has recorded a gross receivable of $75.6 million (a net receivable of $55.3 million after an allowance of $20.3 million) for the estimated probable state reimbursement of paid and accrued assessment and remediation expenses. There is no assurance of the timing of the receipt of state reimbursement funds; however, based on its experience, the Company expects to receive state reimbursement funds within one to four years after payment of eligible assessment and remediation expenses, assuming that the state administrative procedures for processing such reimbursements have been fully developed.

	The estimated future assessment and remediation expenditures and related state reimbursement amounts could change as governmental requirements and state reimbursement programs change in future years.

ENVIRONMENTAL COMPLIANCE - CHEMICAL PLANT

	In December 1988, the Company closed its chemical manufacturing facility in New Jersey. As a result, the Company is required to conduct environmental remediation at the facility and has accrued a liability for this purpose. As required, the Company has submitted a clean-up plan to the New Jersey Department of Environmental Protection (the "State"), which provides for remediation of the site for approximately a three-to-five year period, as well as continued groundwater treatment for a projected 20-year period. While the Company has received initial comments from the State, the clean-up plan has not been finalized. The Company has recorded liabilities representing its best estimates of the clean-up costs of $38.3 million at June 30, 1995. Of this amount, $32.0 million was included in deferred credits and other liabilities and the remainder in accrued expenses and other liabilities. In 1991, the Company entered into a settlement agreement with a large chemical company that formerly owned the facility. Under the settlement agreement, the former owner agreed to pay a substantial portion of the clean-up costs described above. The Company has recorded a receivable of $22.4 million at June 30, 1995, representing the former owner's portion of the clean-up costs.

	None of the amounts related to environmental liabilities have been discounted.

PART II.

                    			      OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

	As previously reported, the Company filed a lawsuit in the U.S. District Court for the Northern District of Texas against Occidental Petroleum Corporation and OXY Oil & Gas USA, Inc. ("OXY") to enforce certain contractual indemnification provisions relating to environmental clean-up expenses incurred by the Company at locations acquired in 1983 from OXY. During the second quarter of 1995, the Company and OXY agreed to submit the matter to binding arbitration, and, pursuant to the agreement, the Company received $4.7 million (net of expenses) from OXY. Arbitration is expected to commence in September and be concluded by year-end.

	On June 21, 1995, a lawsuit was filed in the 116th Judicial District Court, Dallas County, Texas, against the Company by T&L Property Service, an affiliate of Tal-Tex, Inc., which is a water supply company located near Round Rock, Texas ("Tal-Tex"). The complaint was amended to include Tal-Tex, Mervin Lind and Terry Tuttle, principals of both Tal-Tex and T&L Property Service, and two individuals who reside in or near Round Rock on behalf of themselves and a purported class of similarly situated residents, alleging personal injuries and property damage as the result of a release of petroleum that occurred at a 7-Eleven store located in Round Rock. The litigation is in the early stages, and the Company is unable to assess at this time the validity of the claims asserted. The Company intends to vigorously defend against the plaintiffs' allegations in this matter.

	There are no other reportable suits or proceedings pending or, to the knowledge of the Company, threatened against or affecting the Company, other than as previously reported.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

	On April 26, 1995, the Company held its annual meeting of shareholders. Each of the fourteen nominated directors were elected without contest. In addition, the shareholders ratified the approval of Coopers & Lybrand L.L.P. to be the Company's independent auditors for 1995. These were the only two matters voted on at the meeting.

	The votes for and the votes withheld for each of the nominees for director were as follows:

	       NOMINEE                   FOR               WITHHELD
	   [S]                       [C]                   [C]
	   Masatoshi Ito             355,716,324            84,631
	   Toshifumi Suzuki          355,716,227            84,728
	   Clark J. Matthews, II     355,260,066           540,889
	   Yoshitami Arai            355,716,955            84,000
	   Timothy N. Ashida         355,717,620            83,335
	   Jay W. Chai               355,717,454            83,501
	   Gary J. Fernandes         355,717,578            83,377
	   Masaaki Kamata            355,716,510            84,445
	   Kazuo Otsuka              355,718,350            82,605
	   Asher O. Pacholder        355,709,931            91,024
	   Nobutake Sato             355,717,620            83,335
	   Tatsuhiro Sekine          355,708,649            92,306
	   Jere W. Thompson          355,227,412           573,543
	   John P. Thompson          355,227,318           573,637

	The votes for, against, abstaining and broker non-votes in connection with the ratification of the appointment of Coopers & Lybrand L.L.P. to be the independent auditors of the Company for 1995 were as follows:

	355,724,197 shares were voted for; 55,654 shares were voted against; 21,104 shares abstained from voting; and no broker non-votes were received.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)     Exhibits:

	     1.    Exhibit (11) -- Statement re Computation of Per-Share
                      				   Earnings.

	     2.    Exhibit (15) -- Letter re Unaudited Interim Financial
                     				    Information.
                     				   Letter of Coopers & Lybrand L.L.P.,
                     				    Independent Accountants.

	     3.    Exhibit (27) -- Financial Data Schedule.
                     				    Submitted in electronic format only.

      (b)     8-K Reports:

During the second quarter of 1995, the Company filed no reports on Form 8-K.

				   SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						   THE SOUTHLAND CORPORATION
							  (Registrant)



Date:  August 2, 1995                           /s/    Clark J. Matthews, II
                                          						-----------------------------
					                                          	(Officer)
                                          						Clark J. Matthews, II
                                          						President and Chief Executive
                                          						Officer


Date:  August 2, 1995                           /s/    Donald E. Thomas
                                          						------------------------------
                                          						(Principal Accounting Officer)
                                          						Donald E. Thomas
                                          						Controller