Form 10-Q
period 1995-09-30
SOUTHLAND CORP
filed 1995-11-02
CIK 92344

                           				     FORM 10-Q


                    			SECURITIES AND EXCHANGE COMMISSION
                    			      WASHINGTON, D.C. 20549
		                          		 _________________

(MARK ONE)

      	[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             		SECURITIES EXCHANGE ACT OF 1934

             		For the quarterly period ended September 30, 1995

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

    	   Registrant's telephone number, including area code, 214/828-7011
			                           	__________________

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

     409,922,935 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of September 30, 1995.

                  			     THE SOUTHLAND CORPORATION
				                                INDEX


                                                      									           PAGE
									                                                                  NO.
									                                                                 ----

Part I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

     Condensed Consolidated Balance Sheets -
       September 30, 1995 and December 31, 1994 .........................   1

     Condensed Consolidated Statements of Operations -
       Three Months and Nine Months Ended September 30, 1995 and 1994 ...   2

     Condensed Consolidated Statements of Cash Flows -
    	  Nine Months Ended September 30, 1995 and 1994 ....................   3

     Notes to Condensed Consolidated Financial Statements ...............   4

     Report of Independent Accountants...................................   5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   	     AND RESULTS OF OPERATIONS ......................................   6

Part II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ..............................................  13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ...............................  13

SIGNATURES ..............................................................  14

Exhibit (11) - Statement re Computation of Per-Share Earnings ........... Tab 1

Exhibit (15) - Letter re Unaudited Interim Financial Information ........ Tab 2

Exhibit (27) - Financial Data Schedule*..................................   *

*Submitted in electronic format only

                           				      (i)

                		   THE SOUTHLAND CORPORATION AND SUBSIDIARIES
               		      CONDENSED CONSOLIDATED BALANCE SHEETS
                		  (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)
				                                    ASSETS

                                                 							September 30,   December 31,
                                                 							     1995           1994
                                                 							-------------  -------------
							(Unaudited)

CURRENT ASSETS:
    Cash and cash equivalents.  .  .  .  .  .  .  .  .  $     20,179   $     59,288
    Accounts and notes receivable  .  .  .  .  .  .  .        92,770        102,230
    Inventories  .  .  .  .  .  .  .  .  .  .  .  .  .       103,870        101,468
    Other current assets  .  .  .  .  .  .  .  .  .  .        39,112         40,411
                                                 							-------------  -------------
	TOTAL CURRENT ASSETS  .  .  .  .  .  .  .  .  .  .  .       255,931        303,397
PROPERTY, PLANT AND EQUIPMENT.  .  .  .  .  .  .  .  .     1,340,737      1,314,499
OTHER ASSETS  .  .  .  .  .  .  .  .  .  .  .  .  .  .       374,323        382,698
                                                							 ------------  -------------
                                                 							$  1,970,991  $   2,000,594
                                                 							============= =============

               		  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Trade accounts payable.  .  .  .  .  .  .  .  .  .  $    181,603   $    203,315
    Accrued expenses and other liabilities  .  .  .  .       332,298        316,183
    Commercial paper.  .  .  .  .  .  .  .  .  .  .  .        30,417         41,322
    Long-term debt due within one year.  .  .  .  .  .       135,636        123,989
                                                							 -------------  -------------
	TOTAL CURRENT LIABILITIES   .  .  .  .  .  .  .  .  .       679,954        684,809
DEFERRED CREDITS AND OTHER LIABILITIES.  .  .  .  .  .       234,347        245,807
LONG-TERM DEBT   .  .  .  .  .  .  .  .  .  .  .  .  .     2,119,982      2,227,209
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT):
    Common stock, $.0001 par value .  .  .  .  .  .  .            41             41
    Additional capital .  .  .  .  .  .  .  .  .  .  .       625,574        625,574
    Accumulated deficit   .  .  .  .  .  .  .  .  .  .    (1,688,907)    (1,782,846)
                                                 							-------------  -------------
	TOTAL SHAREHOLDERS' EQUITY (DEFICIT ).  .  .  .  .  .    (1,063,292)    (1,157,231)
                                                 							-------------  -------------
                                                 							$  1,970,991   $  2,000,594
                                                 							=============  =============


        	    See notes to condensed consolidated financial statements.

                                    					1

	            			     THE SOUTHLAND CORPORATION AND SUBSIDIARIES
				              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           				    (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)
						                              (UNAUDITED)
(Caption)
							                                                           THREE MONTHS                   NINE MONTHS
							                                                       ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                 							----------------------------  ----------------------------
                                                							     1995           1994           1995           1994
                                          					       		-------------  -------------  -------------  -------------
REVENUES:
     Net sales (including $255,799, $254,928,
	        $743,617 and $742,694 in excise taxes).  .  .  $  1,825,887   $  1,810,979   $  5,120,931   $  5,043,366
     Other income.  .  .  .  .  .  .  .  .  .  .  .  .        22,052         20,316         64,165         55,488
						                                                 	-------------  -------------  -------------  -------------
							                                                    1,847,939      1,831,295      5,185,096      5,098,854
COST OF GOODS SOLD AND EXPENSES:
     Cost of goods sold.  .  .  .  .  .  .  .  .  .  .     1,392,464      1,385,897      3,945,648      3,885,102
     Selling, general and administrative expenses .  .       364,178        366,603      1,042,370      1,044,862
     Interest expense  .  .  .  .  .  .  .  .  .  .  .        24,622         26,316         77,031         78,171
     Contributions to Employees' Savings and
       	 Profit Sharing Plan .  .  .  .  .  .  .  .  .         5,381          2,748         11,878          9,541
							                                                 -------------  -------------  -------------  -------------
                                                 							   1,786,645      1,781,564      5,076,927      5,017,676
                                                 							-------------  -------------  -------------  -------------
EARNINGS BEFORE INCOME TAXES .  .  .  .  .  .  .  .  .        61,294         49,731        108,169         81,178
INCOME TAXES  .  .  .  .  .  .  .  .  .  .  .  .  .  .        11,647          6,465         22,726         14,410
                                                 							-------------  -------------  -------------  -------------
NET EARNINGS  .  .  .  .  .  .  .  .  .  .  .  .  .  .  $     49,647   $     43,266   $     85,443   $     66,768
                                                 							=============  =============  =============  =============

NET EARNINGS PER COMMON SHARE
    (Primary and Fully Diluted) .  .  .  .  .  .  .  .          $.12           $.10           $.21           $.16
                                                        								=====          =====          =====          =====


                    			   See notes to condensed consolidated financial statements.

                                                							2

	                                 THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                      			     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       					(DOLLARS IN THOUSANDS)
                                        					     (UNAUDITED)
                                                                                								Nine Months
										                                                                          Ended September 30,
 									                                                                     ----------------------------
                                                                               				 1995           1994
									                                                                      -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  $     85,443   $     66,768
    Adjustments to reconcile net earnings to net cash provided by operating activities:
	Depreciation and amortization of property, plant and equipment .  .  .  .  .       107,974        108,082
	Other amortization.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .        14,270         14,270
	Deferred income taxes.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .           272           -
	Noncash interest expense.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         1,522          6,434
	Other noncash income .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .        (1,854)        (2,108)
	Net gain on property, plant and equipment .  .  .  .  .  .  .  .  .  .  .  .        (6,571)        (7,538)
	Decrease in accounts and notes receivable .  .  .  .  .  .  .  .  .  .  .  .        13,216          4,433
	(Increase) decrease in inventories  .  .  .  .  .  .  .  .  .  .  .  .  .  .        (2,402)         5,487
	(Increase) decrease in other assets .  .  .  .  .  .  .  .  .  .  .  .  .  .        (1,256)        23,994
	(Decrease) increase in trade accounts payable and other liabilities  .  .  .       (13,109)         1,482
                                                                               -------------  -------------
	      	  NET CASH PROVIDED BY OPERATING ACTIVITIES .  .  .  .  .  .  .  .  .       197,505        221,304
									                                                                      -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for purchase of property, plant and equipment.  .  .  .  .  .  .      (144,827)      (114,039)
    Proceeds from sale of property, plant and equipment.  .  .  .  .  .  .  .        11,800         11,827
    Other .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         1,255          2,049
    Net currency exchange principal transactions .  .  .  .  .  .  .  .  .  .          -            (5,133)
    Cash utilized by distribution and food center assets  .  .  .  .  .  .  .          -            (2,295)
    Proceeds from sale of distribution and food center assets.  .  .  .  .  .          -             6,305
                                                                   									   -------------  -------------
		        NET CASH USED IN INVESTING ACTIVITIES  .  .  .  .  .  .  .  .  .  .      (131,772)      (101,286)
									                                                                      -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from commercial paper and revolving credit facilities .  .  .  .     2,981,083      3,215,933
    Payments under commercial paper and revolving credit facilities.  .  .  .    (3,039,459)    (3,227,823)
    Principal payments under long-term debt agreements .  .  .  .  .  .  .  .       (45,679)       (92,958)
    Other .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .          (787)          -
 									                                                                     -------------  -------------
		        NET CASH USED IN FINANCING ACTIVITIES  .  .  .  .  .  .  .  .  .  .      (104,842)      (104,848)
									                                                                      -------------  -------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.  .  .  .  .  .  .  .  .       (39,109)        15,170
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.  .  .  .  .  .  .  .  .  .  .        59,288         13,486
									                                                                      -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .  .  .  .  .  .  .  .  .  .  .  .  $     20,179   $     28,656
									                                                                      =============  =============

RELATED DISCLOSURES FOR CASH FLOW REPORTING:
    Interest paid, excluding SFAS No.15 Interest .  .  .  .  .  .  .  .  .  .  $    (72,689)  $    (72,067)
           									                                                           =============  =============
    Net income taxes paid.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  $    (23,235)  $     (4,997)
									                                                                      =============  =============

                        			See notes to condensed consolidated financial statements.


                                             						    3

                   		    THE SOUTHLAND CORPORATION AND SUBSIDIARIES

            	      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
		                         NINE MONTHS ENDED SEPTEMBER 30, 1995

                                 				   (UNAUDITED)

1. BASIS OF PRESENTATION:

   The condensed consolidated balance sheet as of September 30, 1995, and the condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 1995 and 1994, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1995 and 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal, recurring adjustments) necessary to present fairly the financial position at September 30, 1995, and the results of operations and cash flows for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

   The condensed consolidated balance sheet as of December 31, 1994, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, include accounting policies and additional information pertinent to an understanding of both the December 31, 1994, balance sheet and the interim financial statements. The information has not changed except as a result of normal transactions in the nine months ended September 30, 1995.

2. DEBT REFINANCING:

   On October 24, 1995, the Company announced a plan to refinance a portion of its 5% First Priority Senior Subordinated Debentures due 2003 and 4 1/2% Second Priority Senior Subordinated Debentures (Series A) due 2004 (collectively, the "Debentures"). The plan consists of a cash tender offer to purchase up to 40% of the principal amount of the Debentures with proceeds from the issuance of $300 million principal amount of Convertible Quarterly Income Debt Securities due 2010 ("Convertible Debt") to Ito-Yokado Co., Ltd. and Seven-Eleven Japan Co., Ltd., the joint owners of IYG Holding Company, which is the majority shareholder of the Company. The cash tender offer expiration is expected to occur on November 21, 1995, unless extended. The Company will use approximately $225 million of the proceeds to purchase the Debentures, and the remaining proceeds will be used for general corporate purposes. In addition, accrued interest on the purchased Debentures will be paid from June 16, 1995 to, but not including, the settlement date, which is expected to occur on November 28, 1995, unless extended.


   The purchase of the Debentures will result in an extraordinary gain in the fourth quarter since the Company is purchasing the Debentures at a discount and due to the fact that, under Statement of Financial Accounting Standards No. 15, all required future payments related to the Debentures, including undiscounted interest payments, were initially recorded as part of the carrying amount of the debt. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further information regarding the anticipated extraordinary gain on the purchase of the Debentures.

   The Convertible Debt, which is subordinated to all the other debt of the Company, will have an interest rate of 4 1/2% and allows the Company to defer interest payments for up to 20 consecutive quarters. The holders of the Convertible Debt can convert the debt into the Company's common shares at a premium based on Southland's share price at the time of issuance of the Convertible Debt.

                  		       REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders of The Southland Corporation

We have reviewed the accompanying condensed consolidated balance sheet of The Southland Corporation and Subsidiaries as of September 30, 1995, the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 1995 and 1994, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the company's management.

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


Dallas, Texas
October 24, 1995

                 			MANAGEMENT'S DISCUSSION AND ANALYSIS
		            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - THIRD QUARTER AND YEAR-TO-DATE, 1995

SUMMARY OF RESULTS OF OPERATIONS

     The Company's net earnings for the third quarter and first nine months of 1995 were $49.6 million ($.12 per share) and $85.4 million ($.21 per share), respectively, compared to net earnings of $43.3 million ($.10 per share) and $66.8 million ($.16 per share) for the same periods in 1994. The significant factors contributing to the improved third quarter results include increases in gasoline gross profits and same-store merchandise sales.


(EXCEPT WHERE NOTED, ALL PER-STORE NUMBERS REFER TO AN AVERAGE OF ALL STORES
 RATHER THAN ONLY STORES OPEN MORE THAN ONE YEAR)

SALES

	The Company recorded net sales of $1.83 billion in the third quarter and $5.12 billion in the first nine months of 1995, compared to net sales of $1.81 billion and $5.04 billion during the same periods last year. Merchandise sales accounted for almost all of the third quarter improvement due to favorable same-store sales results, despite an average of 157 fewer convenience stores compared to 1994. U.S. same-store merchandise sales increases or (decreases) as compared to the prior year and inflation information is presented below:


					       Periods Ending September 30, 1995
					       ---------------------------------
Increase/(decrease) from prior year              Three Months    Nine Months
-----------------------------------              ------------    -----------
Same-store sales                                    2.7%            2.0%
Same-store real growth; excluding inflation          .6%            (.2%)
7-Eleven inflation                                  2.1%            2.2%



     During the third quarter, same-store merchandise sales (excluding inflation or deflation) increased .6% over prior year levels. The nine months results, which showed a slight decline to 1994, were adversely affected by the unseasonably cool and wet conditions that the west coast experienced during the second quarter. In spite of this, the Company believes the third quarter results combined with the improvement in six of the last seven quarters reaffirms the strategies it is implementing (see Key Management Strategies).

     Gasoline sales dollars per store increased 0.1% for the third quarter and 6.7% for the first nine months of 1995, compared to the same periods in 1994. The nine month increase is due to an average increase in sales price of 5.8 cents per gallon, combined with per-store gallonage improvement of 1.5%. Sales price per gallon, and per-store gallonage, were about the same for the third quarter of 1995 as compared to 1994.

OTHER INCOME

     Other income of $22.1 million for the quarter and $64.2 million for the first nine months of 1995 is $1.7 million and $8.7 million higher than the same periods in 1994, respectively. The improvement is primarily the result of increased royalty income, interest income and tenant rent income on the Company's headquarters facilities.

KEY MANAGEMENT STRATEGIES

     The Company is committed to several key strategies that it believes, over the long term, will further differentiate it from its competitors and allow 7-Eleven to maintain its position as the premier convenience store chain in the industry. These strategies include:

     - Strengthening the Company's store base through the pruning of underachieving stores and an extensive remodeling plan that began in 1994 and will be substantially completed by the end of 1996.
     - Expanding our store base, with new store openings expected to outpace closures by 1997.
     - A customer-driven approach to merchandising, which focuses on providing an expanded selection of quality products at a good value to satisfy the ever-changing preferences of our customers.
     - Everyday-fair-pricing to provide consistent prices on all items by reducing reliance on discounting of some products and lowering prices on others.
     - Daily delivery of fresh, perishable items and ready-to-eat foods that provides fresher products, improved in-stock conditions and lower product costs.
     - Implementation of a retail automation system with an initial phase involving automating accounting and other store-level tasks and future phases that will provide each store and its suppliers with information to make better decisions in anticipating customer needs.

GROSS PROFITS

     Consolidated gross profits were $433.4 million for the quarter and $1,175.3 million for the first nine months of 1995, an increase of $8.3 million and $17.0 million, respectively, from the same periods in 1994. The following chart highlights the percent change in merchandise gross profit per store and the components thereof:


						     Periods Ending  September 30, 1995
						     ----------------------------------
Increase/(decrease) from prior year                    Three Months      Nine Months
-----------------------------------                    ------------      -----------
Average per store gross profit dollar                      3.6%              3.5%
Margin percentage point                                    (.11)              .12
Average per store merchandise sales                        3.9%              3.2%



     As a result of its continued growth in average per-store gross profit, the Company's third quarter total merchandise gross profit dollars increased $3.7 million over 1994. Although the high margin financial services category continues to have considerable sales growth, third quarter merchandise margins declined, compared to the same time period in 1994. The decline was primarily due to promotions and other costs associated with the introduction of new products.

     Gasoline gross profits per store were 7.6% and 6.6% higher, compared to the preceding year, for the third quarter and first nine months of 1995, respectively. This improvement was primarily due to higher cents-per-gallon gross profit. Gasoline gross profits were 15.5 and 14.2 cents per gallon for the quarter and nine months, respectively, an increase of 1.0 cents and .7 cents compared to the same periods in 1994. This increase is attributed to favorable market conditions, the positive impact of capital expenditure programs and the continued improvement in by-store management of gasoline merchandising strategies.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A")


						                                                   Periods Ended September 30, 1995
         	(Dollars in Millions)                          Three Months       Nine Months
                                                 							1995      1994     1995      1994
                                                 							----      ----     ----      ----
Total selling, general and administrative expenses     $364.2    $366.6  $1,042.4  $1,044.9
Ratio of SG&A to sales                                  19.9%     20.2%    20.4%     20.7%


     The improvement in the ratio of SG&A to sales for the third quarter of 1995 is the result of the Company's continued focus on reducing expenses.

     For the first three quarters of 1994, SG&A increased from previously reported amounts, with a corresponding decrease in cost of goods sold, due to an expense reclassification that was noted in the December 31, 1994, Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTEREST EXPENSE

     The Company's total interest expense in the third quarter and first nine months of 1995 decreased $1.7 million and $1.1 million compared to the same periods in 1994, respectively. Approximately 30% of the Company's debt contains floating rates, which had a weighted average interest rate of 6.53% for the third quarter and 6.71% for the first nine months of 1995 versus 5.77% and 5.19% for the same periods in 1994, respectively. The interest savings for the third quarter of 1995 is almost entirely non-cash, primarily due to the refinancing of the bank debt under the senior bank debt credit agreement ("Credit Agreement") in December 1994 and the extension in the maturity of the 7-7/8% Cityplace notes in February 1995 (see Liquidity and Capital Resources - Financing Activities).

     On October 24, 1995, the Company announced a tender offer and has committed up to $225 million to purchase a portion of its public debt securities. The purchase is to be financed by the issuance of $300 million in 4.5% Convertible Quarterly Income Debt Securities due 2010 ("Convertible Debt"). The increase in interest expense of $13.5 million annually from issuing the Convertible Debt will not be offset by a corresponding reduction in the income statement related to retiring the debentures, as the debentures are subject to Statement of Financial Accounting Standards No. 15 ("SFAS No. 15") treatment. (see Liquidity and Capital Resources - Financing Activities) However, the Company may benefit from lower short-term borrowings and related interest savings depending upon the use of the excess cash from the transaction.

     In February 1995, the Company extended the repayment of the debt relating to its headquarters facilities (Cityplace) at a lower interest rate, reducing 1995 cash interest expense by approximately $2.8 million (see Liquidity and Capital Resources - Financing Activities).

PROFIT SHARING

     Profit sharing expense for the first nine months of 1995 has increased by $2.3 million over the same period in 1994 due to the Company's higher contribution related to its current level of earnings.


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

FINANCING ACTIVITIES

     On October 24, 1995, the Company issued a tender offer for up to 40% of the face value of both its 5% First Priority Senior Subordinated Debentures due December 15, 2003 and 4-1/2% Second Priority Senior Subordinated Debentures (Series A) due June 15, 2004 (collectively, the "Debentures"). The Company has committed up to $225 million to fund the tender offer on the Debentures under the terms of a "Dutch auction". The tender price range for the 5% and 4-1/2% Debentures will be from $815 to $875 and from $745 to $810 per $1,000 of principal amount, respectively. This tender offer is scheduled to expire on November 21, 1995, unless extended.

     To finance the purchase of the Debentures, the Company plans to issue $300 million in Convertible Debt to Ito-Yokado Co., Ltd., and Seven-Eleven Japan
Co., Ltd., the joint owners of IYG Holding Company, which is the Company's majority shareholder. The remaining proceeds will be made available for general corporate purposes. The Convertible Debt will be subordinated to all existing debt, will have a 15 year term with no amortization, and will be convertible into the Company's common shares at a premium based on the market value of Southland's common stock on the day the Convertible Debt is issued.

     The Company will recognize an after tax extraordinary gain on the purchase of the Debentures in the fourth quarter of 1995. The gain results from purchasing the Debentures below their face value and from retiring the future undiscounted interest payments on that portion of the Debentures being purchased. As a result of the Company's financial restructuring in 1991, SFAS No. 15 required the Company to record its future interest payments on the Debentures as a debt on the balance sheet. The gain will be based upon the actual number of debentures accepted during the tender offer and the final price paid per debenture for each issue. If 40% of each issue is tendered, the amount of the gain is estimated to be between $100 and $113 million.

     The Company's Credit Agreement contains a term loan ($300 million) and a revolving credit facility. The term loan has scheduled quarterly repayments of $18.75 million commencing March 31, 1996 through December 31, 1999. The revolving credit facility contains both a revolving loan ("Revolver") and letter of credit subfacility; each having a maximum limit of $150 million and expiring on December 31, 1999. Interest on the Revolver and Term Loan is generally based on a variable rate equal to the administrative agent bank's base rate or, at the Company's option, at a rate equal to the Eurodollar rate plus .975% per year.

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

     For the period ended September 30, 1995, the Company was in compliance with all of the covenants required under the Credit Agreement. The Company complied with the principal financial and operating covenants, which are calculated over the latest 12-month period, as follows:


							                                                        Requirements:
						                                                ---------------------------
      	     Covenants                    Actuals       Minimum         Maximum
	           ---------                    -------       -------         -------
Interest coverage *                    2.74 to 1.0    2.35 to 1.0
Fixed charge coverage                  1.00 to 1.0     .75 to 1.0
Senior indebtedness to EBITDA          3.71 to 1.0                    4.85 to 1.0

    * INCLUDES EFFECTS OF THE SFAS NO. 15 INTEREST PAYMENTS.

     The issuance of the Convertible Debt and the tender offer for the Debentures do not require the approval of the Company's lenders under the Credit
Agreement. The Company is seeking an amendment to the Credit Agreement that will, among other things, give greater flexibility in how it uses the proceeds from the issuance of the Convertible Debt and how the refinancing is dealt with under certain financial covenants. The proposed amendment will allow the Company, among other things, to make subsequent purchases of subordinated debt with any remaining proceeds from the issuance and to exclude payments for such purchases from the Company's fixed charge coverage ratio.

     The Company repaid $45.7 million of debt during the first nine months of 1995, of which $17.6 million was for SFAS No. 15 interest and $17.7 million was for principal payments on its Yen denominated loan (secured by the royalty income stream from its area licensee in Japan). Outstanding balances on September 30, 1995 for the commercial paper, the Term Loan and the Revolver were $380.4 million, $300.0 million and zero, respectively. As of September 30, 1995, outstanding letters of credit issued pursuant to the Credit Agreement totaled $80.6 million.


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

CASH FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was $197.5 million for the first nine months of 1995 (see "Results of Operations" section). Other items impacting operating cash flows included a one time $13.4 million payment related to an IRS examination of the Company's filings for 1990 and 1991. Such payment had no material effect on 1995 earnings.

CAPITAL EXPENDITURES

     In the first nine months, net cash used in investing activities consisted primarily of payments of $144.8 million for property, plant and equipment. For the year, the Company intends to spend approximately $200 million on capital expenditures, primarily to complete remodels started in 1994 and to remodel about
1,400 additional stores, and to a lesser extent, in upgrading retail gasoline facilities, replacing equipment and complying with environmental regulations.

     Through September 30, 1995, approximately 3,800 stores have been remodeled. The remodels are focusing on the features that are most noticeable to customers and have the most immediate and positive impact on store performance, such as lighting and security, food service equipment, necessary maintenance and consistent image.

CAPITAL EXPENDITURES - GASOLINE EQUIPMENT

     The Company incurs ongoing costs to comply with federal, state and local environmental laws and regulations primarily relating to underground storage tank ("UST") systems. The Company anticipates that it will spend approximately
$16 million in 1995 on capital improvements required to comply with environmental regulations relating to USTs as well as above-ground vapor recovery equipment at store locations and approximately an additional $27 million on such capital improvements from 1996 through 1998.

ENVIRONMENTAL COMPLIANCE - STORES

     The Company accrues for the anticipated future costs of environmental clean-up activities (consisting of environmental assessment and remediation) relating to detected releases of regulated substances at its existing and previously owned or operated sites at which gasoline has been sold (including store sites and other facilities that have been sold by the Company). At
September 30, 1995, the Company has an accrued liability of $57.9 million for such activities and anticipates that substantially all such expenditures will be incurred within the next five years. This estimate is based on the Company's prior experience with gasoline sites and its consideration of such factors as the age of the tanks, location of tank sites and experience with contractors who perform environmental assessment and remedial work.


	Under state reimbursement programs the Company is eligible to receive reimbursement for a portion of future costs, as well as costs previously paid.
At September 30, 1995, the Company has recorded a gross receivable of $76.2 million (a net receivable of $55.7 million after an allowance of $20.5 million) for the estimated probable state reimbursement. There is no assurance of the timing of the receipt of state reimbursement funds; however, based on its experience, the Company expects to receive state reimbursement funds within one to four years after payment of eligible assessment and remediation expenses, assuming that the state administrative procedures for processing such reimbursements have been fully developed.

     The estimated future assessment and remediation expenditures and related state reimbursement amounts could change as governmental requirements and state reimbursement programs change in future years.

ENVIRONMENTAL COMPLIANCE - CHEMICAL PLANT

     In December 1988, the Company closed its chemical manufacturing facility in New Jersey. As a result, the Company is required to conduct environmental remediation at the facility and has accrued a liability for this purpose. As required, the Company has submitted a clean-up plan to the New Jersey
Department of Environmental Protection (the "State"), which provides for remediation of the site for approximately a three-to-five year period, as well as continued groundwater treatment for a projected 20-year period. While the Company has received initial comments from the State, the clean-up plan has not been finalized. The Company has recorded liabilities representing its best estimates of the clean-up costs of $38.1 million at September 30, 1995. Of this amount, $31.1 million was included in deferred credits and other liabilities and the remainder in accrued expenses and other liabilities. In
1991, the Company entered into a settlement agreement with a large chemical company that formerly owned the facility. Under the settlement agreement, the former owner agreed to pay a substantial portion of the clean-up costs described above. The Company has recorded a receivable of $22.2 million at September 30, 1995, representing the former owner's portion of the clean-up costs.

     None of the amounts related to environmental liabilities have been discounted.




PART II.


			      OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     There are no reportable suits or proceedings pending or threatened against the Company, other than as previously reported.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

	  1.  Exhibit (11) -- Statement re Computation of Per-Share Earnings.

	  2.  Exhibit (15) -- Letter re Unaudited Interim Financial Information.
			      Letter of Coopers & Lybrand L.L.P.,
			      Independent Accountants.

	  3.  Exhibit (27) -- Financial Data Schedule.
                     				 Submitted in electronic format only.

     (b)  8-K Reports:

    During the third quarter of 1995, the Company filed no reports on Form 8-K.







				  SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					      THE SOUTHLAND CORPORATION
						    (Registrant)



Date:  October  30, 1995                      /s/   Clark J. Matthews, II
	                                   				      ---------------------------
                                   					      (Officer)
                                   					      Clark J. Matthews, II
                                   					      President and Chief Executive
					                                         Officer


Date:  October  30, 1995                      /s/   Don Thomas
                                   					      ------------------------------
                                   					      (Principal Accounting Officer)
					                                         Don E. Thomas
					                                         Controller





                         				       14

