Form 10-K
period 1995-12-31
SOUTHLAND CORP
filed 1996-03-29
CIK 92344

____________________________________________________________________________

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                               __________________
                                 FORM 10-K
(Mark One)
     [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934.  [FEE REQUIRED] For the
               fiscal year ended   December 31, 1995
                                    OR
     [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934. [NO FEE REQUIRED] For the transition period from _______ to _______

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

                      Common Stock, $.0001 Par Value
                          Warrants to Purchase Common Stock at $1.75 per share (expired on February 23, 1996)

      Indicate  by  check mark whether the registrant  (1)  has  filed  all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
__
      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
      The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $457,709,132 at March 8, 1996, based upon 140,833,579 shares held by persons other than officers, directors and 5% owners.

           APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                DURING THE PRECEDING FIVE YEARS
      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Securities  Exchange  Act  of  1934  subsequent  to  the  distribution   of
securities under a plan confirmed by a court.  Yes X   No __
     409,922,935 shares of Common Stock, $.0001 par value (the registrant's only class of Common Stock), were outstanding as of March 8, 1996.
                    DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the following documents are incorporated by reference into the listed Parts and Items of Form 10-K: Definitive Proxy Statement for April 24, 1996 Annual Meeting of Shareholders: Part III, a portion of Item 10 and Items 11, 12 and 13.


 ___________________________________________________________________________


                        ANNUAL REPORT ON FORM 10-K
                   For the year ended December 31, 1995
                             TABLE OF CONTENTS
                                                                      PAGE

                                                                  REFERENCE
                                                                  FORM 10-K
                            PART I
Item 1.    Business                                                     1
          Executive Officers of the Registrant                         19
Item 2.    Properties                                                  23
Item 3.    Legal Proceedings                                           26
Item 4.    Submission of Matters to a Vote of Security Holders         29
                            PART II
Item 5.    Market for the Registrant's Common Equity and               29
          Related Stockholder Matters
Item 6.    Selected Financial Data                                     31
Item 7. Management's Discussion and Analysis of Financial Condition 32 and Results of Operation
Item 8.    Financial Statements and Supplementary Data                 42
          Independent Auditors' Report of Coopers & Lybrand L.L. P.    69
          on The Southland Corporationand Subsidiaries' Financial Statements for each of the three years in the period ended December 31, 1995
Item 9.   Changesin and Disagreements with Accountants                 70
          on Accounting and Financial Disclosures

                           PART III
Item 10.  Directors  and  Executive Officers of the                     *
          Registrant   and see Part I, Item 1, above
Item 11.  Executive Compensation                                        *
Item 12.  Security Ownership of Certain Beneficial                      *
          Owners and Management


Item 13.  Certain Relationships and  Related  Transactions              *


                           PART IV
Item 14.  Exhibits, Financial Statement Schedules, and                 71
          Reports on Form 8-K

Signatures                                                             78
___________________________
*Included  in  Form  10-K  by  incorporation  by  reference   to   the
Registrant's Proxy Statement,
dated  March  21,  1996,  for the April 24,  1996  Annual  Meeting  of
Shareholders.

PART I
ITEM 1.  BUSINESS.

GENERAL

      The Southland Corporation ("Southland," the "Company" or "Registrant"), conducting business principally under the name 7ELEVEN, is the largest convenience store chain in the world, with almost 15,400 Company-operated, franchised and licensed locations worldwide, and is among the nation's largest retailers.The 7-ELEVEN trademark has been registered since 1961  and  is  well known throughout the
United States and in many  other  parts   of   the  world.The    Company
believes  that  7-ELEVEN  is  the  leading  name   in   the convenience
store   industry.    Notwithstanding  its   divestitures   of stores
 and    other   businesses   since   1987,   the   Company   remains
geographically diversified. The Company has, over the past several years, implemented its strategic plan to divest all its non-convenience store operations, and has trimmed its store operations by consolidating its efforts in certain market areas and by closing less profitable stores. Convenience retailing is now the Company's only business focus.

      The Company, with executive offices at 2711 North Haskell Avenue, Dallas, Texas 75204 (telephone 214/828-7011), was incorporated in Texas in 1961 as the successor to an ice business organized in 1927. Unless the context otherwise requires, the terms "Company," "Southland"
and "Registrant" as used herein include The Southland Corporation and its subsidiaries and predecessors. In 1995, Southland's operations (for financial reporting purposes) were conducted in one business segment: the Operating and Franchising of Convenience Food Stores.

       At December 31, 1995, the Company's operations included 5,361 7-ELEVEN convenience stores in the United States and Canada, 19
High's Dairy Stores, and 44 Quik Mart and SUPER-7 high-volume gasoline outlets with mini-convenience stores. The Company also has an equity interest in 220 convenience stores in Mexico (almost all of which
are   now    using    the   7ELEVEN  name).   Area  licensees,   or   their
franchisees, operate additional 7ELEVEN stores in certain areas of the United States, in 18 foreign countries and the U.S. territories of Guam and Puerto Rico. As of the end of 1995, the Company has an equity interest in three of the licensees whose area licenses cover six foreign countries and Puerto Rico.

During 1995, the Company continued to focus on its business concept of providing superior service to its customers through better merchandising, with item-by-item control of inventory at each store, emphasizing the importance of ordering the right products, on an individual store level, to remain in stock, at all times, on each particular store's best-selling items. Through proper ordering and successful implementation of other store functions, the Company continues to work toward providing convenience-oriented customers with the SPEED, QUALITY, SELECTION, PRICE and shopping ENVIRONMENT that will give the Company a sustainable competitive advantage.

THE  RESTRUCTURINGS.   In  1987  the Company was  financially  restructured
through a leveraged buyout (the "LBO") and in October 1990 filed a voluntary bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code. In March 1991, the Company emerged from

                                      1

bankruptcy with a $430 million infusion of capital from its new majority owner,IYG Holding Company, which is jointly owned by Ito-Yokado Co., Ltd. ("ItoYokado") and Seven-Eleven Japan Co., Ltd. ("Seven-Eleven Japan"), both Japanese corporations. Seven-Eleven Japan is the Company's largest area licensee, operating over 6,200 7-ELEVEN stores in Japan and, through its whollyowned subsidiary Seven-Eleven (Hawaii), Inc., 46 7-ELEVEN stores in Hawaii.

      On February 21, 1991, the U.S. Bankruptcy Court for the Northern District of Texas issued an order (the "Confirmation Order") confirming the Company's Plan of Reorganization (the "Plan") and on March 4, 1991, the Confirmation Order became final and non-appealable. (See "Legal Proceedings," below.) The Plan provided for holders of the Company's then outstanding debt and equity securities (the "Old Securities") to receive new debt securities, common stock and, in certain cases, cash, in exchange for their Old Securities and, pursuant to a Stock Purchase Agreement, for Ito
Yokado and Seven-Eleven Japan to acquire approximately 70% of the Company for $430 million in cash. In addition, among other things, the Plan provided for the amendment and restatement of the Company's Credit Agreement with its Senior Lenders (the"Credit
Agreement") and   for the Company  to  effect  a  one-for-ten
reverse stock split of its common stock (the "Stock Split"). The closing (the "Closing") under the Stock Purchase Agreement (the "Stock Purchase Agreement"), occurred on March 5, 1991, and
the    Company    issued  286,634,619                                shares
of common stock, $.0001 par value (the "Common Stock"), to IYG Holding Company, a Delaware corporation, jointly owned by Ito Yokado and Seven-Eleven Japan, and received $430 million in cash. In connection with the Closing, the Company entered into a Shareholders Agreement,
a  Warrant   Agreement and       Employment Agreements  with  the Thompsons
(described below, see "Other Information About the Company").

      Pursuant    to   the Plan, holders of the Company's  Old   Securities
were entitled to exchange, until March 5, 1993, their Old Securities for new debt, equity and, in some cases, cash, and newly issued warrants (the "Thompson Warrants"), exercisable at $1.75 per share (until February 23, 1996) to acquire certain shares of common stock owned by the Thompsons and certain other holders of the old common stock (the "Warrant Shareholders"), pursuant to a Warrant Agreement with Wilmington Trust Company as Warrant Agent (the "Warrant Agreement").

      THE PURCHASER. IYG Holding Company, a Delaware corporation (the "Purchaser" or "IYG"), is a jointly owned subsidiary of Ito Yokado and Seven-Eleven Japan, formed for the specific purpose of purchasing the Common Stock of the Company pursuant to the Stock Purchase Agreement. Ito-Yokado owns 51% and Seven-Eleven Japan owns 49%, respectively, of IYG.
     ITO-YOKADO. Ito-Yokado is among the largest retailing companies in Japan. Its principal business consists of the operation of 155 superstores that sell a broad range of food, clothing and household goods. In addition, its activities include operating two restaurant chains doing business under the names "Denny's" and "Famil" and a chain of supermarkets. All of Ito-Yokado's operations are located in Japan except for some limited purchasing activities. Prior to 1990, Ito Yokado had no affiliation with the Company, other than through its majorityowned subsidiary, Seven-Eleven Japan (see below) which is the Company's area licensee in Japan. In 1990, in addition to entering into the Stock Purchase Agreement, Ito-Yokado provided the Company with much-needed

                                2
interim liquidity through a $25 million term loan agreement. This term loan, plus interest, was repaid on March 5, 1991. In addition, in 1992 Ito-Yokado guaranteed the Company's $400 million commercial paper facility and in November 1995, Ito-Yokado purchased $153 million of 4.5% Convertible Quarterly Income Debt Securities due 2010 (see "Refinancing of Certain Debt Securities" below) issued by the Company.

        SEVEN-ELEVEN JAPAN. Seven-Eleven Japan is the largest convenience store chain in Japan. Seven-Eleven Japan is a 50.3%-owned subsidiary of Ito-Yokado.Seven-Eleven Japan is the largest area licensee of the Company with approximately 6,269 stores in Japan and owns SevenEleven (Hawaii), Inc., which, as of year-end 1995, operated an additional 46 7- ELEVEN stores in Hawaii under a separate area license agreement covering that state. In November
1995,   Seven-Eleven  Japan   purchased  $147  million  of             4.5%
Convertible Quarterly Income Debt Securities (see "Refinancing of Certain Debt Securities" below) issued by the Company.

      REFINANCING  OF  BANK  DEBT.    On  December  21,  1994, the
Company refinanced  all   of  its  remaining debt under  the  Credit
Agreement,  originally  entered into  in  1987.  The  bank  group,  led  by
Citicorp North America,  Inc., as Agent,   and                  The  Sakura
Bank, Limited, as Co-Agent, is comprised of six Japanese banks, four American banks and one Canadian bank. The amended Credit Agreement, which will mature at the end of 1999, provides for a $300 million term loan, $150 million letter of credit facility and a $150 million revolving credit facility. The term loans and any revolver borrowings carry a floating interest rate of either the Citibank, N.A. base rate or a reserve-adjusted Eurodollarrate plus .975%.

    REFINANCING OF CERTAIN DEBT SECURITIES. On November 22, 1995, the Company issued $300 million aggregate principal amount of 4.5% Convertible Quarterly Income Debt Securities due 2010 (the "Convertible Debt Securities") to Ito-Yokado and Seven-Eleven Japan. The Convertible Debt Securities are subordinated to all existing debt and pay interest quarterly; however, the Company has the right todefer interestpayments thereon for up to 20 consecutive quarters. The Convertible Debt Securities are convertible into shares of the Company's common stock at a price of $4.1602 per share, subject to adjustment in certain cases.

    In addition, on November 21, 1995, the Company successfully concluded its "Dutch auction" tender offer for 40 percent of both its 5% First Priority Senior Subordinated Debentures due December 15, 2003
("5% Debentures") and 4 1/2% Second Priority Senior Subordinated Debentures (Series A) due June 15, 2004 ("4 1/2% Debentures," together with the 5% Debentures, the "Debentures").
Under    the   terms    of     the   tender                          offer,
approximately  $180,621,000  million  face  amount   was
purchased   at the final clearing  price  of  $840.00  per $1,000 principal
amounts    for    the                5%  Debentures    and    approximately
$82,719,000   million   face  amount  was  purchased       at   the   final
clearing price of $786.00 per $1,000 principal amount for the 4 1/2% Debentures. All Debentures tendered below the final clearing price were purchased at the final clearing price. Debentures tendered at the final clearing price were prorated, and those tendered at prices above the final clearing price were returned. The 5% Debentures acquired by the Company through the tender offer have been used to satisfy the Company's sinking fund obligations for several years under the terms of the Indenture governing the 5% Debentures.

                                3
      The Company received total proceeds from the issuance of the Convertible Debt Securities of $300 million, of which approximately $217 million was used to purchase the tendered Debentures. Additional open market purchases of the Debentures may be made in the future. The remaining proceeds will be used for general corporate purposes including, initially, the repayment of currently outstanding commercial paper and revolving debt, if any.

   OPERATING AND FRANCHISING OF CONVENIENCE FOOD STORES

      7-ELEVEN STORES. On December 31, 1995, there were 5,361 7-ELEVEN convenience stores included in the Company's operations and 625 stores (in the United States) operated by area licensees. Such stores are operated principally under the name 7-ELEVEN and are located in 41 states, the District of Columbia, and five provinces of Canada. During 1995, the Company opened 22 convenience stores (of which 11 were rebuilds or relocations of existing stores) and closed 228 convenience stores, due to changing market patterns, lease expirations and the closing of selected stores that were not profitable.

      The Company's convenience stores are extended-hour retail stores, emphasizing convenience to the customer and providing fresh take-out foods, groceries and beverages, gasoline (at about 2,000 stores), dairy products, non-food merchandise, specialty items, certain financial services, lottery tickets, and incidental services. Generally, the Company's stores are open every day of the year and are located in neighborhood areas, on main thoroughfares, in
shopping    centers,             or on other   sites    where    they   are
easily accessible and have ample parking facilities for quick in-and-out shopping. Stores are generally from 2,400 to 3,100 square feet in size and carry 2,300 to 2,600 items. The vast majority of the stores operate 24 hours a day. The stores attract early and late
shoppers,  lunch-time customers,                               weekend  and
holiday shoppers and customers who may need only a few items at any one time and desire rapid service. The Company has been emphasizing its new product mix and expanding its selection of higher quality fresh foods and is experimenting with other merchandising innovations to encourage existing customers to increase their shopping frequency and to enhance the stores' appeal to new customers. The Company has also taken a new approach to providing fresh food merchandise to the stores, through the introduction of daily delivery of freshly made sandwiches and bakery products from commissaries and newly opened baking facilities operated to serve only the needs of 7-ELEVEN stores, with such products, as well as many others, now being distributed in several markets from local area combined distribution centers that serve only 7-ELEVEN stores. In addition, there has been an increased focus on novelty and seasonal items to spur impulse buying and stores
are  being          further encouraged to introduce items  that  are    new
to    the  market,  or new to convenience  stores,  in  order to  encourage
customers  to shop in 7-ELEVEN stores frequently               to  see  the
constantly updated array of new items in the stores, which are designed to appeal to a broader mix of customers.

       Substantially all convenience store sales are for cash (including sales for which checks are accepted), although major credit cards, along with the "Citgo Plus" credit card, are accepted in most markets, for purchases of both merchandise and gasoline. Credit card sales currently account for approximately 6.8% of sales, including gasoline.

      REMODELING OF STORES. During 1995, the Company continued the most extensive remodeling in its history. By the end of 1995, approximately 4,100 stores had been remodeled to conform to the new store image. The Company anticipates that approximately 1,100 additional stores will be remodeled in 1996. The remodeled stores have increased interior and exterior lighting, wider aisles, shopper-friendly aisle markers, lower shelf heights to help shoppers locate items faster, less cluttered aisles and counters, upgraded gasoline island equipment, and a new tri-striped exterior store facade that replaces the mansard roofs of many existing stores. In addition, closed circuit TV cameras have been added at the remodeled stores as a further security upgrade. The remodeling process has been greatly streamlined to be less disruptive of the store's business and to focus on the changes that customers notice and appreciate most, such as brighter lighting and more user-friendly store layouts.

     MERCHANDISING. During 1995, the Company further intensified its focus on better order forecasting to avoid lost sales opportunities caused by out-of-stock conditions. Through case studies and other examples, the entire field organization has been kept informed on ways to identify and track each store's best-selling items in each product category.
Store  employees  are  responsible   for placing  orders           with   a
view toward forecasting the demand for the highest selling items in the store, based on specific local conditions.
     Each store's merchandise includes a selection of core items as well as optional items selected by the individual store operators to meet their customers' local needs and preferences. During 1995, the Company continued to expand its selection of seasonal and novelty items, taking advantage of each holiday or other identifiable event (such as graduation time, start of the football or baseball season, etc.)with a preplanned mix of merchandise made available to the stores on attractive end cap merchandisers in anticipation of possible
impulse    or    last-minute   shopping   at    such      times          as
Valentine's Day, Easter, Mother's Day, Halloween and Christmas. In addition, the Company developed promotions that were tied to both the NFL football season and the NHL hockey season using novelty items in the stores, supported by radio and print media advertising.
     During 1995, as part of the Company's new merchandising focus, between 20 and 25 new items were made available to the stores each week. Store operators were encouraged to try new items and, through case-study experiments, store operators were able to see the incremental benefits derived by offering the new items in the stores. In addition, during 1995 the Company continued toimplement its everyday-fair-price strategy, which minimizes discounting, but lowers prices on some items to provide consistent, competitive prices throughout the store. The Company is applying a more flexible approach to pricing on different products in different markets, while working with suppliers to find ways to lower costs to the Company, so that any savings can be reflected in the price to the customer.
     NEW PRODUCTS. FRESH FOODS AND FOOD PRODUCTS. During 1995, the Company continued its initiative to introduce more fresh food products of a higher quality into the stores. Daily deliveries are being made of sandwiches, salads, breakfast items and fresh-made pastries -- all items marketed under 7-ELEVEN's proprietary DELI CENTRAL and WORLD OVENS brand names. Under this initiative, 7-ELEVEN aligns itself with local bakeries and "kitchens" or commissaries. These companies prepare food to 7ELEVEN's specifications exclusively for the stores and have the product delivered in the exact quantities ordered by the stores through the combined distribution center program (see "Distribution, Fresh Products," below).

      By the end of 1995, there were four commissary facilities providing fresh-made foods to the stores. One commissary, operated by Prime Deli Corporation in Dallas, Texas, provides a wide range of freshly prepared food to approximately 228 stores. In late 1994, with the help of The Pillsbury Company , WORLD OVENS fresh bakery products were developed and introduced to 7-ELEVEN stores in Texas. These high-quality products are proprietary to 7-ELEVEN and are manufactured in a new bakery facility just outside Dallas, specifically opened and operated to serve 7-ELEVEN's needs. The commissary in Austin, Texas, which has been operating since 1992, has begun testing
new    proprietary  sandwiches   and                   breakfast sandwiches
in the Austin area.
      In addition, during 1994, food production began from a newly built commissary facility (Fresh to Go Foods) in the Philadelphia/New
Jersey    market  area       that    produces  fresh    food    items   for
approximately 400 franchised stores in that market area. The area served by this facility will be expanded to include the Baltimore
area  during   1996.               Another commissary   is  also  servicing
approximately 160 franchised  stores                          in the   Long
Island, New York market area. In addition, WORLD OVENS products are also being supplied to stores in the Philadelphia/New Jersey market area from a bakery facility in Baltimore. In late 1995, the Company signed a commissary agreement for parts of Denver and surrounding areas. The Company is also in the process of finalizing arrangements for additional commissaries and bakeries in 1996 covering markets in parts of California, Virginia, Baltimore, Washington, D.C., Chicago, Denver, Colorado Springs, Tampa and Orlando. The Company plans to have the DELI CENTRAL and WORLD OVENS products in almost all of its stores within a few years.

        Through the use of the commissaries and other suppliers, several new categories of fresh food products were added to the cold sandwich food offerings in 1995 in selected areas of the country including ethnic products, such as Mexican items, unique hot sandwich offerings, new salads, fresh bagels and prepared fruit and vegetable products, as well as afternoon pastry products, such as cookies and brownies. Over 200 new fresh food items were introduced across the country and these new products accounted for a significant portion of the growth in the fresh food category in 1995. In addition, several new lines of signature products are being tested in various areas, including Teriyaki Rice Bowls and unique signature sandwiches such as Chicken Focaccia and Chicken Caesar Pita.

        Proprietary products were a big part of the Company's initiative to offer higher quality food and beverage selections, with the Company continuing to expand its corporate brand QUALITYCLASSIC SELECTION spring water and soft drinks with the addition of flavored teas, new
packages  like   a  one-liter sports bottle  for  the  spring  water    and
sparkling   waters   in    some    markets.    QUALITY              CLASSIC
SELECTION was launched in  Canada  in 1995.
        In the hot beverage area, as a complement to promoting its everpopular 7-ELEVEN coffee, the Company continued to emphasize its own proprietary regular and sugar-free CAFE SELECT line of gourmet-flavored coffees, hot chocolates and cappuccinos, which added hot beverages that had appeal throughout the day, in addition to the traditional peak morning coffee hours. Approximately 95% of 7-ELEVEN stores offer the new hot chocolate and cappuccino products.
      NON-FOOD ITEMS. 7-ELEVEN also continued its emphasis onstaying ahead of its competitors by providing a selection of non-food services,
such   as   the  continued

aggressive marketing of branded prepaid telephone cards for long distance service. The prepaid telephone cards, which were originally introduced in November 1994, now include collectors' series and 90-minute varieties. During 1995, the Company became the largest retailer of prepaid long distance telephone cards in the U.S., using extensive advertising and promotions like its 7-ELEVEN NFL Quarterback Collectible Phone Card. By year end, over 5,000 stores were selling the 7-ELEVEN PHONE CARDS for prepaid long distance calling in
15-,  30-,60 and         90-minute increments.  In 1995, 7-ELEVEN sold over
3 million cards. The Company expects to introduce the 180-minute card, and two collector series cards, in 1996, and to continue to seek expanded sales in the burgeoning phone card market.

      The Company also continued to install more automatic teller machines under its 1993 agreement with Electronic Data Systems Corporation ("EDS") and continued its ATM program with other vendors, as well. By year-end there were approximately 4,600 ATMs in 7-ELEVEN stores around the U.S. as well as 350 machines in its Canadian stores. EDS pays the Company a flat fee per month per ATM as well as transaction-based fees dependent upon the number of transactions per month. During 1995, a surcharge (a fee charged by the ATM owner/operator) added to each ATM transaction was tested in markets in California and Nevada, as well as other areas. A portion of the surcharge is shared with 7-ELEVEN,resulting in significant growth in income from this
category.   EDS  plans  to continue the surcharge rollout in 1996.

      The Company is one of the nation's leading retailers of money orders and, in 1995, began upgrading the money order processing equipment in the stores in an effort to make this product even more appealing to customers and to make it easier for store operators to provide a more efficient and faster transaction, satisfying the needs of the convenience shopper.

      The Company continued to focus on adding new and popular seasonal merchandise and in May introduced a new selection of 36 styles of sunglasses with the sophisticated look of certain very expensive brands but at extremely reasonable prices. Eighty percent of the stores participated and ordered the new display which holds 18 pairs of sunglasses. As a result of this new program, sunglass sales were up 94% in 1995 over 1994.
      GASOLINE. In 1995, the Company sold over 1.4 billion gallons of gasoline at retail at approximately 2,000 7-ELEVEN stores and other Southland self-serve outlets. The Company monitors gasoline sales to
maintain    a   steady  supply of petroleum  products   to   the  Company's
stores,  to   determine  competitive   retail  pricing,  to
provide the appropriate product mix at each location and to manage inventory levels, based on market conditions. During 1995, the Company continued its program to upgrade the gasoline pump area of the
stores,  by  adding  canopies and  new equipment.        Approximately  900
stores are now equipped to accept credit cards for the purchase of gasoline at the pump, which makes gasoline shopping at 7-ELEVEN stores even more convenient for the credit customer. Almost all of the Company's stores offer CITGO-branded gasoline.

      During 1995, the Company discontinued the sale of gasoline at approximately 56locations (due, in many cases, to the closing or divestiture of the entire store, with the others eliminated due to the strategic decision to discontinue the sale of gasoline at the particular location), and may discontinue gasoline sales at

                                       7
about   30   additional loccations in  1996. In 1995,  the Company  assumed
responsibility for  gasoline   operations  at 45 locations where the gasoline
facilities had previously been operated by third parties.

      The Company has a long-term product purchase agreement with CITGO Petroleum Corporation ("Citgo") under which Southland purchases substantially all its U.S. gasoline requirements from Citgo at marketrelated prices through the year 2006.

      Holders of the "Citgo Plus" credit card can use the card to finance purchases of gasoline, as well as other merchandise, at 7-ELEVEN stores. At year-end, there were more than 1.3 million active "Citgo Plus" credit card accounts.


      DISTRIBUTION. FRESH PRODUCTS. To further facilitate the sale of fresh products in the stores, the Company continued to roll-out its combined distribution program through the strategic alliance with
companies                           that      specialize  in  distribution.
These third-party distribution companies provide distribution and cross-dock facilities where the products of multiple vendors, many of whom formerly delivered directly to 7-ELEVEN stores themselves, are
combined  to   make   one  delivery  to  the  store.    This  enables   the
stores to receive daily shipments of products where freshness is paramount and avoids the inconvenience of multiple daily deliveries to the stores by several vendors. By the end of 1995, 825 stores in Texas, Long Island, Philadelphia and New Jersey were receiving daily deliveries of the freshest dairy products, produce, packaged baked goods, bread products and even products like fresh-cut flowers, through 7-ELEVEN's combined distribution center ("CDC") program. In 1994, the Company entered into a five-year agreement with E.A. Sween Company for E.A. Sween to provide distribution services through operation of (i) a
CDC facility in the Dallas/Fort Worth area to service approximately 250 stores in that area and (ii) a CDC facility in the Austin market area to service approximately 50 stores in that area. Included in the products distributed through the CDCs are
those  produced   by   Prime  Deli  Corporation  from its commissary    and
the WORLD OVENS products from Southbury Bakery, both in the Dallas area, and products from the commissary facility in Austin, which has now been open and serving 7-ELEVENs since 1992. As of year-end 1995, there were CDCs operating in Dallas and Austin, Texas, in
New  Jersey    (serving  the Philadelphia/New Jersey market  area)  and  on
Long  Island,  New   York.         The Company    plans    to  furtheralign
itself with additional CDC facility operators in 1996 in Tampa and Orlando, Florida; Long Island, New York; Denver and Colorado Springs, Colorado; the southern Maryland/northern Virginia market, including
Washington, D.C. and in San Jose, California, and is in various stages of finalizing agreements with several operators who will provide the distribution services covering each of these new areas.

In addition, the Company experimented in 1995 with utilizing the delivery capabilities of the Dallas CDC for perishable items other than food. Fresh-cut flowers, including roses, are now being distributed by the Dallas CDC.

      WAREHOUSE PRODUCTS - The Company continued to utilize the distribution services of McLane Company, Inc., pursuant to a ten-year contract entered into in 1992, for delivery of warehouse products to all of the Company's corporate stores and those franchise stores that utilize McLane for distribution services. McLane serves Southland using two former Southland distribution centers and eight additional distribution centers throughout the country. The Company has worked with McLane to minimize out-of-stock conditions and to assist McLane
to  be   increasingly responsive to individual store's needs.

     Most franchisees are required only to carry merchandise of a type, quality, quantity and variety consistent with the 7-ELEVEN image. Except for consigned merchandise and certain proprietary items, franchisees are not required to purchase merchandise from the Company or vendors it recommends, or to sell their merchandise at prices suggested by the Company.
    SUPPLY AGREEMENTS. In connection with the sale of the Company's Reddy Ice and Dairies Group divisions, both in 1988, the Company entered into long-term contracts to purchase the products historically supplied to the Company's stores by such divested operations. Although the Reddy Ice contract expired by its terms in May 1995, the Company has continued to buy ice from Reddy Ice.
    PRODUCT CATEGORIES. The Company does not record sales on the basis of product categories. However, based upon the total dollar volume of store purchases, management estimates that the percentages of its 7-ELEVEN convenience store sales in the United States by principal product categories for the last five years were as follows:

                                       YEARS ENDED DECEMBER 31
PRODUCT CATEGORIES              1995    1994    1993    1992    1991
------------------              -----   -----   -----   -----   -----
Gasoline                        24.9%   24.2%   23.5%   22.5%   21.5%
Tobacco Products                16.6    17.2    18.0    19.2    19.1
Groceries                       9.8      9.6     9.2     8.5     8.1
Beer/Wine                       9.0      9.4     9.5    10.0    10.7
Soft Drinks                     8.7      8.8     9.7    10.0    10.3
Food Service                    8.7      8.5     8.5     8.4     8.4
Non-Foods                       6.1      6.2     5.8     5.8     5.8
Dairy Products                  4.4      4.6     4.8     4.9     5.0
Candy                           3.6      3.8     3.7     3.8     3.9
Baked Goods                     3.4      3.6     3.5     3.4     3.4
Customer Services               3.1      2.4     2.1     1.9     1.8
Health/Beauty Aids              1.7      1.7     1.7     1.6     2.0
                              -----     -----   -----  ------  ------
        Total                 100.0%   100.0%  100.0%  100.0%  100.0%


    LOCAL REGULATIONS. In certain areas where stores are located, state or local laws limit the hours of operation or sale of certain products, most significantly alcoholic beverages, tobacco products, possible inhalants and lottery tickets. State and local regulatory agencies have the authority to approve, revoke, suspend or deny applications for and renewals of permits and licenses relating to the sale of these products or to seek other remedies. In most states, such agencies have discretion to determine if a licensee is qualified to be licensed, and denials may be based on past noncompliance with applicable statutes and regulations as well as on the involvement of the licensee in criminal proceedings or activities which in such agencies' discretion are determined to adversely reflect on the licensee's qualifications. Such regulation is subject to legislative and administrative change from time to time.

    Since 1984, the Company has had in place an extensive program entitled COME OF AGE, to train store personnel in the laws relating to the proper handling and sale of age-restricted products. This training program is provided to all sales associates in corporate stores and is made available to all franchisees and licensees.

    FRANCHISES. At December 31, 1995, 2,896 7-ELEVEN stores were operated by independent franchisees under the Company's franchise program for individual 7-ELEVEN stores. Sales by stores operated by franchisees (which are included in the Company's net sales) were approximately $2,832,131,000 for the year ended December 31, 1995.
    In its franchise program for individual 7-ELEVEN stores, the Company selects qualified applicants and trains the individuals who will participate personally in operating the store. The franchisee pays the Company an initial fee, which varies by store, and is generally calculated based upon gross profit experience for the store or market area, to cover certain costs including: training; an allowance for travel; meals and lodging for the trainees; and other costs relating to the franchising of the store. Under the standard form of franchise agreement, the Company leases or subleases, to the franchisee, a ready-to operate 7-ELEVEN store that has been fully equipped and stocked. The Company bears the costs of acquiring the land, building and equipment, as well as most utility costs and property taxes.

     Under  the  standard franchise arrangement, which  typically  has   an
initial   term of 10 years, the franchisee pays for all business   licenses
and   permits,  as  well  as  all  in-store selling  expenses,   including:
payroll;  inventory and cash variations; supplies; inventory, payroll   and
other    business  taxes;  certain  repairs  and  maintenance;  and   other
controllable in-store expenses, and is required to invest an amount equal to the cost of the store's inventory and cash register fund. The Company
finances  a portion of the cost of business licenses and permits   and   of
the   investment  in inventory, as well as the ongoing operating   expenses
and purchases of inventory.
     Under  the  standard franchise agreements currently  in  effect,   the
Company  shares in the gross profit of the store (ranging from 50% to  58%,
depending   on  the  hours of store operation, adjusted  if  necessary   to
assure   the  franchisee a specified gross income before selling expenses),
based  on all sales of merchandise and services except those on which   the
Company   pays  the franchisee a commission (such as consigned   gasoline).
The Company's share of gross profit, called the "7-ELEVEN Charge," is its continuing royalty charge to the franchisee for the license to use the 7-
ELEVEN   operating system and trademarks, for the lease  and  use   of   the
store  premises and equipment and for continuing services provided  by   the
Company.   These     services    include    merchandising,      advertising,
recordkeeping,    store  audits,   contractual   indemnification,   business
counseling   services  and  preparation of  financial   statements.    Other
optional   services   are  available  from  or  through   the   Company  for
additional fees.

     During 1995, the Company continued testing a new franchise agreement that provided a three-tiered structure for calculating the 7-ELEVEN Charge. This test, which is limited to Washington, Idaho and Oregon, will continue, in those states only, during 1996. The Company has been working on the development of a new franchise agreement with the help of a committee of franchisees from the National Advisory Council. The Company anticipates that there will be an ongoing process to revise the franchise agreement, on a periodic basis, to ensure it stays in step with the Company's business concept.

    In addition, during the first part of 1996, the Company increased the training program being offered for franchisees. The program now consists of 7 weeks of intensified instruction in the new strategies that are being implemented by the Company.

                                10
    The Company is also encouraging existing successful franchisees to franchise multiple locations. This will provide growth opportunities for current franchisees within the 7-ELEVEN system by encouraging them to pursue additional stores which also will result in increased income for the franchisee, partly by creating opportunities for lower per unit operating expenses for the franchisee and the Company. To stimulate this multiple growth, the Company has offered certain incentives during the first quarter of 1996 to qualified franchisees (and corporate store managers in a franchise area), by recalculating and reducing the franchise fee in such situations.

    Under Southland's standard franchise agreement, the franchise may be terminated by the franchisee at any time or by the Company for the causes, and upon the notices, as specified in the franchise agreement and as provided by applicable law. In the event of expiration or termination of the franchise, the Company has the right to (i) acquire the franchisee's interest in inventory of a type, quantity, quality and variety consistent with the 7-ELEVEN image and the other tangible assets in the franchise business; and, (ii) take possession of the real property on which the store is located, and, in such event, the franchisee has no continuing lease obligations. Certain franchisees have contractual rights to sign new franchise agreements upon expiration of their existing agreements, so long as they meet certain specified conditions.

    Many states in which the Company franchises individual 7-ELEVEN stores have enacted legislation governing the offer, sale, termination and/or renewal of franchises, and the Federal Trade Commission has a trade
regulation   rule   regarding   required   disclosures   to   prospective
franchisees.

     AREA LICENSES. As of December 31, 1995, the Company had granted domestic area licenses to eight companies which were operating 625 convenience stores using the 7-ELEVEN system and name in certain areas of Alaska, Arkansas, Hawaii, Indiana (using the name Super-7 in Indianapolis), Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri,
Montana,    Nebraska,    New   Mexico,   North    Dakota,             Ohio,
Oklahoma, Pennsylvania, South Dakota, Texas, Utah, West Virginia and Wyoming. Although parts of both Nevada and Virginia are also covered by area licenses, there are no stores currently operated under the area licenses in those states. The 46 stores in Hawaii are operated under an area license agreement with Seven-Eleven (Hawaii), Inc. (a subsidiary of Seven Eleven Japan). During the first quarter of 1995, Southguard Corporation and the Company agreed to terminate Southguard's two area licenses, covering parts of Texas and Oklahoma, in exchange for the payment of a one-time termination fee from Southguard to the Company.

    As of the end of 1995, foreign area license agreements covered the operation of 6,269 7-ELEVEN stores in Japan, 1,158 in Taiwan, 554 in Thailand, 328 in Hong Kong, 153 in Australia, 110 in South Korea, 93 in Malaysia, 83 in the Philippines, 80 in Spain, 77 in Singapore, 53 in the United Kingdom, 39 in Norway, 31 in Sweden, 22 in China, 14 in Brazil, 12 in Puerto Rico, 11 in Denmark, 10 in Guam and nine in Turkey. In connection with the granting of area licenses in Brazil, Norway (which license now also includes Denmark, Finland and Sweden), the Philippines and Puerto Rico, the Company acquired an equity interest in those area licensees. Nine "12+12" stores in Spain, not included in the 80 stores mentioned above, are also under license agreement.

                                11
    Stores operating under area licenses are not included in the number of Company operating units, and their sales are not included in the Company's revenue. Revenues from initial fees paid for area licenses and continuing royalties based on the sales volume of the stores are included in Other Income.

    INTERNATIONAL AFFILIATES. The Company also has an equity interest in 220 convenience stores in Mexico operated by 7-Eleven Mexico, and one store in Mexico is operating under a license agreement with 7-Eleven Mexico. These stores, which feature merchandise and services essentially the same as 7-ELEVEN stores, had been operating under the name SUPER SIETE until 1991; however, now almost all stores are using the 7-ELEVEN name. Sales from the stores in Mexico are not included in Southland's revenues, but Southland's equity in their operating results is included in Other Income and has not been material.
    HIGH'S DAIRY STORES. As of December 31, 1995, the Company operated 19 High's Dairy Stores located in Maryland, Pennsylvania, Virginia and West Virginia, which are similar in size and location to 7-ELEVEN stores and feature a product mix that emphasizes a variety of dairy products.
     QUIK MART AND SUPER-7 GASOLINE UNITS. At December 31, 1995, 44 Quik Mart and SUPER-7 gasoline units were in operation in nine states. A typical Quik Mart is a high-volume gasoline outlet combined with a mini convenience store ranging in size from 300 to 1,600 square feet of sales space stocked primarily with snack food, candy, cold drinks and other immediately consumable items, while a Super-7 gasoline unit is a high volume, multi-pump, self-service gasoline-dispensing operation.

    CORPORATE CITYPLACE. The Company's headquarters are located in "Cityplace Center East," its 42-story office tower located on
the   east   side  of Dallas'  Central  Expressway  north  of  Dallas'
 central  business   district.  The   Company  currently    occupies
approximately 525,000 square feet, about 39% of Cityplace Center East. During 1995, leases covering approximately 60,000 additional square feet were signed, both with new tenants and with current tenants. The building is now virtually completely leased or reserved for expansion under current leases. The Company is in the process of a further consolidation of its offices, which would make additional space available for subleasing.
    DIVESTITURES During 1995, the Company sold its former food center in Salt Lake City, Utah to McLane (the lessee). This property consisted of a 21.5 acre tract on which a 77,000 square foot food processing plant is located, including 6,930 square feet of office space.

OTHER INFORMATION ABOUT THE COMPANY

     CREDIT AGREEMENT AND DEBT COVENANTS. The Company's amended Credit Agreement contains a number of financial and operating covenants requiring, among other things, the maintenance of certain financial ratios, including interest coverage, fixed-charge coverage, and senior

                                12

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

     The Company's outstanding Debt Securities contain certain covenants which, among other things, (i) limit the payment of dividends and certain other restricted payments by both the Company and its subsidiaries, (ii) require the purchase by the Company of the Debt Securities at the option of the holder upon a change of control (as defined in the indentures governing the Debt Securities), (iii) limit additional indebtedness, (iv) limit future exchange offers, (v) limit the repayment of subordinated indebtedness, (vi) require board approval of certain asset sales, (vii) limit transactions with certain stockholders and affiliates and (viii) limit consolidations, mergers and the conveyance of all or substantially all of the Company's assets.
     The Company's outstanding Convertible Debt Securities, which were issued in November, 1995, to Ito-Yokado and Seven-Eleven Japan, are subordinated to all existing debt, convertible into the Company's Common Stock at a premium and carry certain registration rights that require the Company to register the Convertible Debt Securities (or Common Stock issued upon conversion) under the Securities Act of 1933. The holders may elect to convert the Convertible Debt Securities in denominations of $1,000 principal amount or integral multiples thereof, into shares of the Company's Common Stock. The number of shares obtained is determined by dividing the principal amount of the Convertible Debt Securities being converted by $4.1602 which represents an average of Southland's share price at the time the Convertible Debt Securities were issued, plus a premium. The $300 million Convertible Debt Securities are convertible into approximately 72 million shares of the Company's Common Stock.
   SHAREHOLDERS AGREEMENT. Upon the Closing, the Company, the Purchaser, Ito-Yokado and various holders of the Company's Common Stock who held the common stock prior to the Closing (the "Existing Shareholders") entered into a shareholders agreement (the "Shareholders Agreement") pursuant to which the parties were not permitted to offer, sell, assign, transfer, grant a participation in, pledge or otherwise dispose of any shares of Common Stock except in compliance with the Shareholders Agreement.
     The Shareholders Agreement, which terminated on March 5, 1996, provided each of the Existing Shareholders (and any persons who hold employee options or employee convertible debentures to purchase shares of Common Stock as a result of employment with the Company) with the right and option to require the Purchaser to purchase up to all of the shares of Common Stock held by such person on the fifth anniversary of the date of the Shareholders Agreement at the fair market value (to be determined in accordance with the terms of the Shareholders Agreement) of such shares on such date. In addition, the Shareholders Agreement, as amended on December 30, 1992, provided that the parties to the agreement shall
                                13

cause Southland's Board of Directors to consist of, and would vote their shares as to the election of directors so that the Board shall consist of, (i) two individuals designated by Existing Shareholders holding a
majority   of  shares  held  by  the  Existing  Shareholders,  (ii)   ten
individuals selected by the Purchaser, (iii) two individuals initially designated by the Official Committee of Bondholders appointed by the Bankruptcy Court and, from and after the next annual or special meeting of the Company's shareholders at which the election of directors occurs, designated by the holders (the "Other Shareholders") of shares of Common Stock other than the Purchaser and the Existing Shareholders (the "Other Shareholder Nominees") and (iv) although no such obligation then existed, two independent directors if, and to the extent, required to meet the listing or quotation requirements of any exchange or quotation system upon which the Common Stock is or shall be listed or traded (and only if, and to the extent that, the Other Shareholder Nominees fail to qualify as such independent directors). Because the Shareholders Agreement terminated on March 5, 1996, (except for certain continuing registration rights) the holders of shares that were subject to the Shareholders Agreement are no longer restricted by the terms of the agreement as to voting, transfer, or sale of such shares.

     Moreover, under the Shareholders Agreement, Ito-Yokado provided the Thompsons and certain of the parties to the Shareholders Agreement (other than participants in the Company's Grant Stock Plan with respect to shares acquired pursuant to participation in such Grant Stock Plan) with certain loans (the "Loans") based on the pledge of shares of Common Stock as collateral for the Loans (the "Collateral Shares"). Such Loans are
nonrecourse  obligations of the borrower except  to  the  extent   of   the
Collateral Shares. Such Collateral Shares may not be sold unless the Loan secured by such Shares is repaid simultaneously with such sales. Certain of these loans have been extended and refinanced. In addition, under the terms of the Shareholders Agreement, IYG has the obligation to purchase, if requested to do so, certain shares (including those pledged as collateral) from the Thompsons and other signatories to the Shareholders Agreement. The Shareholders Agreement was amended in February 1996, so that the price to be paid for any shares purchased would be determined by the average of the closing price for the Common Stock on February 27, 1996 through March 12, 1996. Any purchase of such shares is now scheduled to occur on April 22, 1996.

     THE WARRANT AGREEMENT. As part of the Plan and the Closing on March 5, 1991, Thompson Brothers, L.P., The Hayden Company, The Philp Co., The Williamsburg Corporation and Thompson Capital Partners, L.P.(collectively, the "Warrant Shareholders") entered into a Warrant Agreement with Wilmington Trust Company as Warrant Agent, the Company and Ito-Yokado. Pursuant to the Plan, the Company agreed to issue, on behalf of the Warrant Shareholders, the Thompson Warrants exercisable by the holders thereof to purchase up to an aggregate of 10,214,842 shares of Common Stock owned by the Warrant Shareholders.

    Under the Warrant Agreement, each Thompson Warrant entitled the holder to purchase, at the exercise price (the "Exercise Price") of $1.75 per Thompson Warrant, one of the underlying common shares, subject to adjustment as provided in the Warrant Agreement, during the period beginning three months after the date of the Warrant Agreement and ending on February 23, 1996. As of February 23, 1996, the expiration date of the Thompson Warrants, a total of 10,098,089 Thompson Warrants had been exercised.

                                14
    THE EMPLOYMENT AGREEMENTS. As a condition to the Closing, the Company entered into five-year Employment Agreements with Messrs. John P.
Thompson, Jere W. Thompson and Joe C. (Jodie) Thompson, Jr. As of December 30, 1992, the Employment Agreement with Joe C. Thompson, Jr. was terminated and Mr. Thompson was paid the present discounted value of the remaining balance payable to him under the Employment Agreement. The Employment Agreements were effective upon the Closing and provided for an annual base salary of $600,000 and an annual bonus equal to $360,000 under each agreement, as well as providing for vacation, holidays and
expense  reimbursement in accordance with current  Company  policy.   The
Employment Agreements terminated on March 5, 1996, according to their terms and John and Jere Thompson are not standing for re-election to the Company's Board of Directors.

   RESEARCH AND DEVELOPMENT
    The Company did not incur any significant expenses for product testing or traditional research and development activities in 1994 or 1995. During 1995, the Company's Strategic Planning Department conducted certain market research studies, which include concept tests, consumer preference tests, and tracking of changes in image and store usage
patterns.   In  addition, the Company's test kitchen spent  approximately
$60,000 for new product development and taste testings and to test equipment used for cooking and displaying food products.

   RETAIL AUTOMATION

     In 1993, the Company began development of its own proprietary retail automation system, which it plans to implement in phases, over a multi year period. The system is being designed to build efficiencies into ordering, distribution and merchandising processes and to provide timely and accurate information on an item by item basis. The system is being designed to provide information about every important detail of the store's operations and to facilitate inventory tracking. The first phase implementation which began at the end of 1993 and is expected to be completed in early 1996, will automate basic in-store accounting processes. The second phase will consist of an ordering and distribution system, that will provide the foundation for the future phases that will include retail scanning. The Pre-POS system, which provides new cash registers in each store and builds the foundation for item-level scanning, will begin in a pilot program in the summer of 1996 with a complete roll-out thereafter.

   TRADEMARKS


    The Company's 7-ELEVEN trademark has been registered since 1961 and is well known throughout the United States and in many other parts of the world. Other trademarks and service marks owned by the Company include SUPER-7, SLURPEE, BIG GULP and BIG BITE, as well as many additional trade names, marks and slogans relating to other individual types of food and beverage items. In connection with the Company's emphasis on the introduction of more fresh food items, the DELI CENTRAL and WORLD OVENS trademarks are being introduced in stores nationwide, along with the QUALITY CLASSIC SELECTION trademark, covering the Company's proprietary brand spring water, soft drinks, and other beverage products, and CAFE SELECT, covering the Company's gourmet coffees, cappuccino and hot

                                15
chocolate   products.   As  part  of the collateral  securing  the   Credit
Agreement,  the  Company granted the lenders a security interest   in   its
various trademarks.

   ADVERTISING

     During 1995, the Company continued its very successful "Comedians" campaign, which first aired in December 1993 and will be continued into 1996. This campaign delivered the message of "So many changes it's not even funny" and emphasized the store remodeling program, daily distribution of fresh food items and the Company's everyday fair pricing
strategy.                       The  Company  also  introduced several  new
promotional and seasonal advertising campaigns such as the BRAIN FREEZE television commercials in connection with SLURPEE drinks during the summer selling season and a very successful tie-in promotion with the MTV Beachhouse. Also featured in various advertisements in 1995 was the collectible Quarterback series of 7-ELEVEN PHONE CARDS featuring five different members of the NFL Quarterback Club, which enhanced the promotion of the NFL licensed coffee mugs sold at the stores
- each featuring one of  the
30 NFL teams. During the year, the Company used several promotions on radio to highlight specific products, such as ATMs, fountain soft drinks, gasoline pay-at-the-pump convenience, hot dogs and the 7-ELEVEN PHONE CARD, and, beginning in early 1996, a tie-in promotion with the National Hockey League. In addition, during the year, the Company offered free or discounted pastries or DELI-CENTRAL items, with the frequent purchase of coffee or soft drinks, and distributed coupons for price discounts or free items, to encourage customers in neighborhoods close to 7-ELEVEN stores to sample some of the new fresh food items that were introduced during 1995.

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

      Although 7-ELEVEN is the most widely recognized name in the convenience retailing industry, the Company's convenience retailing operations represent only a very small percentage of the highly competitive food retailing industry. Independent industry sources estimate that in the United States annual sales in 1994 (the most recent data available) for the convenience store industry were approximately $132.2 billion (including $67.8 billion of gasoline) and that over 93,200 store units were in operation. The industry traditionally has narrow net profit margins. In addition, the Company's stores compete with a number of national, regional, local and independent retailers, including grocery and supermarket chains, grocery wholesalers and buying clubs, other convenience store chains, oil company gasoline/mini-convenience "g stores," independent food stores, and fast food chains as well as variety, drug and candy stores. In sales of gasoline, the Company's stores compete with other food stores and service stations and generate only a very small percentage of the gasoline sales in the United States. Each store's ability to compete is dependent on its location, accessibility and individual service. Growing competitive pressures from new participants in the convenience retailing industry and the rapid

                                16
growth in numbers of convenience-type stores opened by  oil companies  over
the  past  few  years  have  intensified competitive  pressures   for   the
Company.

     Cityplace Center East, the Company's headquarters office building in Dallas, Texas, is occupied by the Company and other third party tenants, with the Company having the right to sublease the remaining space (see "Cityplace," above). During 1995, the Company entered into subleases with new tenants and expansions with existing tenants covering about 60,000 additional square feet. The building is now virtually completely leased or reserved for expansion under current leases; however, the Company is currently in the process of consolidating its offices to create additional space that will be available for lease. In seeking tenants, this project competes with other downtown, Oak Lawn, North Dallas and North Central Expressway luxury office space developments. It is anticipated that competition for tenants will remain strong in the Dallas commercial real estate market.
   ENVIRONMENTAL MATTERS
     The operations of the Company are subject to various federal, state and local laws and regulations relating to the environment. Certain of the more significant federal laws are described below. The implementation of these laws by the United States Environmental Protection Agency ("EPA") and the states will continue to affect the Company's operations by imposing increased operating and maintenance costs and capital expenditures required for compliance. Additionally, the procedural provisions of these laws can result in increased lead times and costs for new facilities.

    The Resource Conservation and Recovery Act of 1976, as amended, affects the Company through its substantial reporting, recordkeeping and waste management requirements. In addition, standards for underground fuel storage tanks and associated equipment may increase operating expenses and the costs of marketing petroleum products. In response to this legislation, and various state and local regulations, the Company established a comprehensive program to manage underground storage tanks and associated equipment that established procedures for tank testing, repair and corrective action.

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

    The Clean Air Act, as amended, and similar regulations at the state and local levels, impose significant responsibilities on the Company through certain requirements pertaining to vapor recovery, sales of reformulated gasoline and related recordkeeping.

     Violation of any federal environmental statutes or regulations or orders issued thereunder, as well as relevant state and local laws and regulations, could result in civil or criminal enforcement actions.
                                17
      CURRENT ENVIRONMENTAL PROJECTS AND PROCEEDINGS. As previously reported, in December 1988, the Company closed its chemical manufacturing facility in Great Meadows, New Jersey ("Great Meadows"). The Company had previously been issued an Administrative Consent Order relating to groundwater conditions at this facility by the New Jersey Department of Environmental Protection ("NJDEP"). The Administrative Consent Order
required the Company to pay a civil penalty of $50,000, to conduct a remedial investigation/feasibility study ("RI/FS") and to provide financial assurance for the ultimate clean-up.

The Company has submitted a proposed clean-up plan to the NJDEP, which provides for remediation at the site for an approximate three- to five year period as well as continued groundwater treatment for a projected 20 year period. While the Company has received initial comments from the NJDEP, a final clean-up plan has not been finalized. At December 31, 1995, the Company's recorded liability is $37.8 million, which represents its best estimate of the clean-up and treatment costs to be incurred. Some remedial actions have commenced.

   As previously reported, the Company filed suit in the United States District Court for the District of New Jersey against a large chemical company that formerly owned the Great Meadows property. In 1991, the parties executed a final settlement agreement pursuant to which the former owner agreed to pay a substantial portion of the cleanup costs escribed above. The Company has recorded a receivable of $22.0 million, at ear-end 1995, representing the former owner's portion of the accrued clean-up costs.

   As of December 31, 1995, the Company had approximately 2,000 operating retail outlets involved in the sale of gasoline and other motor fuels. In the ordinary course of business, the Company incurs ongoing costs to comply with federal, state and local environmental laws and regulations primarily relating to underground storage tank ("UST") systems. The Company has established a comprehensive program to manage USTs and associated equipment and to ensure compliance with applicable laws.

   The Company anticipates that it will spend approximately $12 million in 1996 on capital improvements required to comply with environmental regulations relating to USTs as well as above-ground vapor recovery equipment at store locations and approximately an additional $21 million on such capital improvements from 1997 through 1999.

     Additionally, the Company accrues for the anticipated future costs of environmental clean-up activities (consisting of environmental assessment and remediation) relating to detected releases of regulated substances at its existing and previously owned or operated sites at which gasoline has been sold (including store sites and other facilities that have been sold
by the  Company).   At  December 31, 1995, the Company  has  an  accrued
liability of $63.7 million for such activities and anticipates that substantially all such expenditures will be incurred within the next five years. This estimate is based on the Company's prior experience with gasoline sites and its consideration of such factors as the age of the tanks, location of tank sites and experience with contractors who perform environmental assessment and remedial work.

                                18
     Under state reimbursement programs the Company is eligible to receive reimbursement for a portion of future costs, as well as a portion of costs previously paid. At December 31, 1995, the Company has recorded a gross receivable of $73.4 million (a net receivable of $59.7 million after an allowance of $13.7 million) for the estimated probable state reimbursement. There is no assurance of the timing of the receipt of state reimbursement funds; however, based on its experience, the Company expects to receive the majority of state reimbursement funds within one to four years after payment of eligible assessment and remediation expenses, assuming that the state administrative procedures for processing such reimbursements have been fully developed.
     The estimated future assessment and remediation expenditures and related state reimbursement amounts could change within the near future as governmental requirements and state reimbursement programs continue to be implemented or revised. In general, the Company's capital expenditures for environmental matters will continue to be affected by federal, state and local environmental laws and regulations. It is possible that future environmental requirements may be more stringent than current requirements, thereby requiring additional expenditures. As described above, the Company also anticipates future maintenance expenditures in connection with environmental requirements relating to continuing upkeep of USTs at store locations.

     See  also "Legal Proceedings," below, at pages 26 through 29,  for   a
discussion   of   other pending legal proceedings relating to environmental
matters.

   EMPLOYEES

     At December 31, 1995, the Company had 30,523 employees, of whom approximately 31 percent were considered to be either temporary or part time employees. None of the Company's employees were subject to collective bargaining agreements at year-end.
     The Company has in the past been able to satisfy substantially all of its requirements for managerial personnel from within its organization. The Company's store managers and supervisory staff personnel are compensated on some form of incentive basis.

    EXECUTIVE OFFICERS OF THE REGISTRANT
     The names, ages, positions and offices with the registrant of all current executive officers, as well as the Chairman of the Board and the Vice Chairman of the Board, of the Company are shown in the following chart. The term of office of each executive officer is at the pleasure of the board of directors. The business experience of each such executive officer for at least the last five years, and the period during which he or she served in office, as well as the date each was employed by the Company, are reflected in the applicable footnotes to the chart. All executive officers of Southland named herein, were officers or employees of the Company at the time Southland filed its voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, as described above. Mr. Ito and Mr. Suzuki became Chairman and Vice Chairman, respectively, on March 5, 1991, after Southland emerged from bankruptcy.
                                19

                         Age at
Name                     3/01/96    Current Positions and Offices with Registrant
----------------------   -------    ---------------------------------------------------------------
Masatoshi Ito               71      Chairman of the Board and Director (1)
Toshifumi Suzuki            63      Vice  Chairman of the  Board  and Director (2)
Clark J. Matthews, II       59      President, Chief Executive Officer; Secretary and Director (3)
Stephen B. Krumholz         46      Executive Vice President and Chief Operating Officer (4)
Rodney A. Brehm             48      Senior Vice President, Distribution and Foodservice (5)
James W. Keyes              40      Senior Vice President, Finance (6)
Stephen B. LeRoy            43      Senior Vice President, International and Real Estate (7)
Bryan F. Smith, Jr.         43      Senior Vice President and General Counsel (8)
Robert E. Bailey            53      Vice President, Northwest Division (9)
Terry L. Blocher            51      Vice President, Southwest Division (10)
Paul L. Bureau              54      Vice President, Corporate Tax (11)
Kathleen  Callahan-Guion    44      Vice President, Chesapeake Division (12)
Michael R. Cutter           44      Vice President, Merchandising (13)
Adrian O. Evans             59      Vice President, Construction and Maintenance (14)
James Notarnicola           44      Vice President, Communications (15)
Gary R. Rose                50      Vice President, Gasoline and Environmental Services (16)
David A. Urbel              54      Vice President, Planning and Treasurer (17)
Donald E. Thomas            37      Controller (18)

________________________
   (1) Chairman of the Board and Director of the Company since March 5, 1991. Director and Honorary Chairman of Ito-Yokado Group, which includes Ito-Yokado Co., Ltd., Seven-Eleven Japan Co., Ltd. and Denny's Japan Co., Ltd., as well as other companies. Ito-Yokado Co., Ltd. is one of Japan's leading diversified retailing companies which, together with its subsidiaries and affiliates, operates superstores, convenience stores, department stores, supermarkets, specialty shops and discount stores. President of Ito-Yokado Co., Ltd. from 1958 to 1992. Chairman of Seven-Eleven Japan Co., Ltd. from 1978 to 1992, and President from 1973 to 1978. Chairman of Denny's Japan Co., Ltd. from 1981 to 1992, and President from 1973 to 1981. Chairman of Famile Co., Ltd. since 1986. Chairman of York Mart Co., Ltd. since 1979. Chairman of Robinson's Japan Co., Ltd. since 1995. Chairman of Maryann Co., Ltd. since 1977. President of Oshman's Japan Co., Ltd. since 1984. Statutory Auditor of Steps Co., Ltd. since 1992. Chairman of York-Keibi Co., Ltd. since 1989. President of Union Lease Co., Ltd. since 1985. Statutory Auditor of Daikuma Co., Ltd. since 1982. Chairman of Marudai Co., Ltd. since 1989. Director of Seven-Eleven (Hawaii), Inc. since 1989. Chairman of Umeya Co., Ltd. since 1981. Director of Shop America Limited since 1990.Director and Chairman of the Board of IYG Holding Company since 1990.

     (2) Vice Chairman of the Board and Director of the Company since March 5, 1991. President and Chief Executive Officer of Ito-Yokado Co.,
Ltd., one of Japan's leading diversified retailing companies which, together with its subsidiaries and affiliates, operates superstores, convenience stores, department stores, supermarkets, specialty shops and discount stores, since October 1992 and Director since 1971; Executive Vice President from 1985 to 1992; Senior Managing Director from 1983 to 1985; Managing Director from 1977 to 1983; employee since 1963. Chairman of the Board and Chief Executive Officer of Seven-Eleven Japan Co., Ltd. since October 1992 and Director since 1973; President from 1975 to 1992; Senior Managing Director from 1973 to 1975. Statutory Auditor of Robinson's Japan Co., Ltd. since 1984. Chairman of Daikuma Co., Ltd. since 1985. President of Seven-Eleven (Hawaii), Inc. since 1989. President of Shop America Limited since 1990. President and Director of IYG Holding Company since 1990.

                                       20
     (3) Director since March 5, 1991, and from 1981 until December 15, 1987; President and Chief Executive Officer since March 5, 1991 and Secretary since April 26, 1995; Executive Vice President (or Senior Executive Vice President) and Chief Financial Officer from 1979 to 1991; Vice President and General Counsel from 1973 to 1979; employee of the Company since 1965.

    (4) Executive Vice President and Chief Operating Officer since June 1993; Senior Vice President, Operations, from August 1992 to June 1993; Senior Vice President, 7-ELEVEN Stores Operations, from 1990 to August 1992; Vice President, Marketing, from 1989 to 1990; Vice President, Northern Region, 7-ELEVEN Stores, from January 1989 to October 1989; Vice President, Northwest Region, 7-ELEVEN Stores, from 1987 to 1988; Division Manager, Mountain Division, 7-ELEVEN Stores, from 1986 to 1987; Regional Marketing Manager from 1981 to 1986; employee of the Company since 1972.

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

    (6)      Senior  Vice  President,  Finance,  since  June   1993;   Vice
President, Planning and Finance, from August 1992 to June 1, 1993; Vice President and/or Vice President, National Gasoline, from August 1991 to August 1992; General Manager, National Gasoline, from 1986 to 1991; employee of the Company since 1985.
    (7) Senior Vice President since May 1, 1995; Vice President, International and Real Estate, May 1, 1994 to April 30, 1995; Vice President Real Estate and Licensed Operations, from August 1992 until May 1994; Vice President, Atlantic Region, 7-ELEVEN Stores, from 1990 to 1992; Vice President, Chesapeake Region, 7-ELEVEN Stores, from 1987 to 1990; Regional Manager, Chesapeake Stores Region, in 1987; Division
Manager, Capitol Stores Division, from 1986 to 1987; Division Manager, Great Lakes Stores Division, from 1984 to 1986; Operations Manager, Great Lakes Stores Division, from 1981 to 1984; employee of the Company since 1975.

    (8) Senior Vice President and General Counsel since May 1, 1995; Vice President and General Counsel from August 1992 to April 30, 1995; Assistant General Counsel from January 1990 to July 1992; Associate General Counsel from January 1987 to December 1989; employee of the Company since 1980.

    (9)   Vice  President, Northwest Division since May 1,  1995;  Division
Manager   from November, 1990 to April, 1995; Regional Vice President  from
May 7, 1986 to October 31, 1990; employee of the Company since 1970.

    (10) Vice President, Southwest Division since May 1, 1995; Division Manager from February, 1985 to April, 1995; employee of the Company since 1971.

    (11)     Vice President, Corporate Tax, since May 1993; Corporate   Tax
Manager   from March 1983 to May 1993;  Partner, Touche Ross &  Co.,   from
1978  to 1983; employee of the Company since 1983.

                               21
    (12) Vice President, Chesapeake Division since May 1, 1995; Division Manager from November, 1986 to April, 1995; employee of the Company since 1979.
    (13)   Vice  President, Merchandising since April 15,  1995;   National
Field   Merchandising  Manager from July, 1994 to  April,  1995;   Regional
Merchandising Manager from January, 1990 to July, 1994; Division Merchandising Manager from July, 1986 to December, 1989; employee of the Company since 1975.

    (14) Vice President, Construction and Maintenance, since August 1992; Vice President, Stores Development, from January 1989 to August 1992; Vice President, Mid-America Region, 7-ELEVEN Stores, from 1987 to 1988; Vice President, Central Stores Region, from 1980 to 1987; Central Stores Regional Manager from 1978 to 1980; Division Manager, Canada, from 1976 to 1978; employee of the Company from 1962 to 1972 and since 1975.
    (15) Vice President, Communications since May 1, 1995; Manager, Advertising and Promotions from July, 1992 to April, 1995; National Sales Manager from November, 1990 to July, 1992; Regional Marketing Manager from August, 1989 to October, 1990; employee of the Company since 1978.

    (16) Vice President, Gasoline and Environmental Services since May 1, 1995; National Gasoline Manager from January, 1991 to April, 1995; Manager, East/West Gasoline from November, 1987 to January, 1991; employee of the Company since 1968.

    (17) Vice President, Planning and Treasurer since August, 1992; Vice President since April, 1992 and Treasurer since December 16, 1987; Deputy Treasurer from 1984 to 1987; Assistant Treasurer from 1983 to 1984; employee of the Company since 1970.

    (18) Controller since August 1, 1995; Assistant Controller from January, 1993 to July, 1995; employee of the Company since 1993. Financial Manager, The Trane Company, from April 1992 to December 1992; Senior Manager, Audit Department, Deloitte & Touche, from January 1990 to March 1992; Audit Department, Deloitte & Touche, from June 1981 to March 1992. Deloitte & Touche was formed in 1989 from the merger of Touche Ross & Co. and Deloitte, Haskins, and Sells.

FORMER OFFICERS.

The   names,   ages,   positions  and offices  formerly   held   with   the
registrant and the business experience for at least the five years preceding their departure from Southland of all persons who served as officers of the Company during 1995 but who no longer serve as such are shown below. Also shown for each such person is the period during which he served in his office, as reflected in the footnotes to the following chart.
          NAME                             AGE AT 3/01/96
   David  M. Finley (1)                         55
   Vernon P. Lotman (2)                         56
   John  H. Rodgers (3)                         52
   Michael Roemer (4)                           47

    (1) Vice President, Human Resources, from December 1987 to May 1995; Manager, Stores Human Resources, January 1987 to December 1987; Manager, Organizational Research & Development, from 1985 to 1987; Department Manager, Organizational Research and Development, from 1984 to 1985;
Manager, Organizational Research and Development, from 1982 to 1984; employee of the Company from 1977 to 1995.
    (2) Vice President from April 1992, and Controller from December 1987, to July 1995; Assistant Corporate Controller from 1977 to 1982; employee of the Company from 1973 to 1995.

     (3) Executive Vice President from June 1993, Chief Administrative Officer from 1991 and Secretary of the Company from 1987 until February 1995; Senior Vice President from 1987 to June 1993; General Counsel from 1979 to 1992; Vice President from 1980 to 1987; employee of the Company from 1973 to 1995.
    (4)     Senior  Vice President, Merchandising, from June  1993  until
February 1995; Vice President, Line Management, from August 1992  to   June
1993.   Vice President, Central Region, 7-Eleven Stores, from October  1990
to   August   1992; Vice President, Northeast Region or Eastern Region,   7
Eleven   Stores,  from  1987 to 1990; Division Manager,  Northeast   Stores
Region,   from  1984 to 1987; Vice President, Retail Marketing,  of   Citgo
Petroleum   Corporation  from  1983 to 1984;  Marketing  Manager,   Eastern
Stores   Region,  7-Eleven  Stores, from 1981 to  1983;  employee  of   the
Company from 1966 to 1995.


ITEM 2.  PROPERTIES

     Under  the Credit Agreement, virtually all the Company's assets,   not
previously subject to liens, are encumbered, including both tangible and intangible property rights, as well as stock in the Company's non-foreign subsidiaries, where such encumbrance is not otherwise prohibited. As of December 31, 1995, there were approximately 3,581 operating stores, 168 non-operating stores and 12 other properties throughout the United States subject to mortgages (including both owned and leased properties). The lien against the Company's ownership or leasehold interest in any property will be released, with the consent of the Company's Senior Lenders, if the Company sells the property, the lease to the Company terminates or upon payment by the Company of the amounts due under the Credit Agreement.

                                23
   OPERATING AND FRANCHISING OF CONVENIENCE FOOD STORES
     7-ELEVEN. At the end of 1995, the 7-ELEVEN stores group was using 85 offices in 21 states and Canada. The following table shows the location and number of the Company's 7-ELEVEN convenience stores (excluding stores under area licenses and of certain affiliates) in operation on December 31, 1995.

STATE/PROVINCE              OPERATING 7-ELEVEN CONVENIENCE STORES OWNED
                               LEASED(A)        TOTAL
U.S.
----
  Arizona                        39            57              96
  California                    224           949           1,173
  Colorado                       61           180             241
  Connecticut                     7            31              38
  Delaware                       10            17              27
  District of Columbia            4            14              18
  Florida                       227           184             411
  Idaho                           6             8              14
  Illinois                       51            86             137
  Indiana                         6            10              16
  Kansas                          7            10              17
  Maryland                       86           224             310
  Massachusetts                  10            24              34
  Michigan                       51            47              98
  Missouri                       32            50              82
  Nevada                         86           101             187
  New Hampshire                   1             7               8
  New Jersey                     74           129             203
  New York(b)                    43           176             219
  North Carolina                  2             5               7
  Ohio                           10             5              15
  Oregon                         37            97             134
  Pennsylvania                   59           105             164
  Rhode Island                    0             8               8
  Texas                         104           182             286
  Utah                           37            76             113
  Virginia                      190           411             601
  Washington                     59           172             231
  West Virginia                  10            12              22
Canada (b)
------
  Alberta                        19            98             117
  Manitoba                       13            37              50
  Ontario                        30            81             111
  British Columbia               21           115             136
  Saskatchewan                   14            23              37
                              -----         -----           -----
Total                         1,630         3,731           5,361
                              =====         =====           =====

________________
     (a) Of the 7-ELEVEN convenience stores set forth in the foregoing table, 769 are leased by the Company from The Southland Corporation Employees' Savings and Profit Sharing Plan (the "Savings and Profit Sharing Plan"). As of year-end 1995, the Company also leased 62 closed convenience stores or office locations from the Savings and Profit Sharing Plan.
     (b) The above numbers include 17 stores in Canada (that operate under a management contract) and two stores in New York (operating under a special franchise agreement ("Genesis")), on which the Company has no interest in the real property.

     OTHER RETAIL. As shown in the following table, at year-end 1995, the Company operated 44 Quik Mart and SUPER-7 stores in California, Illinois, Indiana, Massachusetts, Missouri, New Hampshire, Texas, Virginia and Wisconsin and 19 High's Dairy Stores located in Maryland, Virginia, Pennsylvania and West Virginia.
     The following table shows the location and number of the Company's Quik Mart, High's and SUPER-7 locations in operation on December 31, 1995.


                     OTHER OPERATING RETAIL LOCATIONS
   STATE              OWNED      LEASED        TOTAL
California             3           0             3
Illinois               9           0             9
Indiana                3           1             4
Maryland               1          10            11
Massachusetts          2           0             2
Missouri               2           0             2
New Hampshire          2           1             3
Pennsylvania           0           3             3
Texas                  2           0             2
Virginia               4           4             8
West Virginia          0           1             1
Wisconsin             15           0            15
                      --          --            --
        Total         43          20            63
                      ==          ==            ==


     OTHER INFORMATION ABOUT PROPERTIES AND LEASES. At December 31, 1995, there were eight 7-ELEVEN stores in various stages of construction, all but one on property leased by the Company. The Company owned 21, and had leases on 17, undeveloped convenience store sites. In addition, the
Company held 157 7-ELEVEN, High's and Quik Mart properties available for sale consisting of 78 unimproved parcels of land, 64 closed store locations and 15 parcels of excess property adjoining store locations. At December 31, 1995, 35 of these properties were under contract for sale.
     On December 31, 1995, the Company held leases on 457 closed store or other non-operating facilities, 62 of which were leased from the Savings and Profit Sharing Plan. Of these, 344 were subleased to outside parties.
    Generally, the Company's store leases are for primary terms of from 14 to 20 years, with options to renew for additional periods. Many leases contain provisions granting the Company a right of first refusal in the event the lessor decides to sell the property. Many of the Company's store leases, in addition to minimum annual rentals, provide for percentage rentals based upon gross sales in excess of a specified amount and for payment of taxes, insurance and maintenance.
                                25
     ACQUISITIONS. On March 7, 1996, the Company acquired from The Store 24 Companies, Inc. of Boston, Massachusetts 13 stores located in Queens, the Bronx and Brooklyn, New York, all of which are leased. The Company plans to add these stores to its franchised locations.
     OTHER PROPERTIES. The Company leases a 10,700-square-foot satellite commissary constructed in 1991 in Austin, Texas, for fresh deli-style food preparation and distribution. The Company also leases 64,447-square feet of office/warehouse space and an additional 43,600-square-feet of
land   in  Denver, Colorado, for a regional equipment warehouse and service center.
    The Company plans to dispose of a five-acre tract of land in Delanco, New Jersey, on which a 19,000-square-foot branch distribution facility is located. This is residual property from the Company's distribution and food processing operations that were divested in late 1992.

    The   Company also owns a 287-acre tract in Great Meadows, New  Jersey,
with   a  closed chemical plant, a part of which is currently involved   in
environmental  clean-up.   (See  "Current  Environmental   Projects   and
Proceedings," pages 18 through 19, above.)

   CORPORATE
   The Company's corporate office headquarters is in Dallas, Texas in a 42-story office building, known as Cityplace Center East. The Company's lease covers the entire Cityplace Tower, but gives the Company the right to sublease to other parties. As of early 1996, subleases had been signed with third parties so that (including the space leased by Southland) the building is virtually completely leased or reserved for expansion under current leases. The Company currently utilizes other office space in and around Dallas (although most corporate office space is consolidated in Cityplace Center East). During 1995, the Company sold a 22-acre tract of land ouside Dallas and now holds tracts in Dallas, Texas, not included in Cityplace, totaling about 6.5 acres.
ITEM 3.  LEGAL PROCEEDINGS
    As previously reported, on October 24, 1990, the Company filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas, Dallas Division, Case No. 390-37119-HCA-11. The Company's Plan of Reorganization was confirmed by the Court on February 21, 1991. Subsequent to the Company's bankruptcy filing, the Company's senior lenders under the Credit Agreement ("Old Senior Lenders") filed a proof of claim demanding, among other things, default interest, as a result of the Company's failure to make an interest payment due June 15, 1990. The
Bankruptcy   Court  issued  its  opinion,  on  March  17,   1992,   awarding
approximately  $12.2  million  in  additional  interest  to  the   Credit
Agreement Banks. The Company has appealed this decision but recognized the approximately $12.2 million of additional interest expense in its financial statements for 1991. During 1994, a letter of credit was issued for the account of the Company to provide to the Old Senior Lenders assurance of payment of such additional interest expense if the Old Senior Lenders are successful in the appeal. There were no material developments in this matter in 1995.

As previously reported, on September 23, 1993, the Company was served with a Summons and Complaint in a purported class action lawsuit entitled 7-ELEVEN OWNERS FOR FAIR FRANCHISING, ET AL. V. THE SOUTHLAND CORPORATION, ET AL., Case No. 722272-6, in the Superior Court for Alameda County, California. Also named as defendants in the Complaint are Southland's majority owners and various vendors who supply goods to 7 ELEVEN franchisees in the State of California. The named plaintiffs purportedly represent all persons who have owned 7-ELEVEN franchises in California at any time since August 1987. The Complaint alleges a variety of violations of California state antitrust laws, breaches of contract and other claims relating to discounts and allowances, vendor supplied equipment, Southland's accelerated inventory management program and the 24-hour operation of 7-ELEVEN stores. Discovery in this matter is proceeding. The Company intends to contest the certification of a class in this litigation and to defend vigorously against all of the plaintiffs' allegations. In addition, on March 15, 1996, the Company was advised that a similar suit, brought by the same attorneys representing the plaintiffs in the 7-Eleven OFFF case, had been filed in federal court in the northern district of California, on behalf of a purported class consisting of all persons who owned 7-Eleven franchises during the last six years, except those located in California. The Company has not yet formally received service of process in this action.

On August 17, 1990, the Superior Court for Alameda County, California approved the settlement of a class action suit filed against the Company. The suit was consolidated under the title Market Franchise Cases (Jud. Council Dkt. No. 387). The plaintiff class consisted of all persons who owned 7-ELEVEN franchises in California at any time from May 24, 1973, to June 15, 1990. The Company has made settlement payments and credits (including attorneys' fees and litigation expenses awarded to class counsel) totalling approximately $16.5 million. Class members' claims totalling less than $50,000 remain to be resolved. The case was dismissed with prejudice in 1995 under the terms of the settlement.

     As previously reported, the Company filed a lawsuit in the U.S. District Court for the Northern District of Texas against Occidental Petroleum Corporation and OXY Oil & Gas USA, Inc., ("OXY") to enforce certain contractual indemnification provisions relating to environmental clean-up expenses incurred by the Company at locations acquired in 1983 from OXY. During the second quarter of 1995, the Company and OXY agreed to submit the matter to binding arbitration, and, pursuant to the agreement, the Company received $4.7 million (net of expenses) from OXY. Arbitration concluded in January of 1996 and the Company received a favorable ruling from the arbitrator.

     As previously reported, a lawsuit entitled EMIL V. SPARANO, ET AL. V. THE SOUTHLAND CORPORATION, ET AL. was filed against the Company in the United States District Court for the Northern District of Illinois, in March 1994. Plaintiffs are several franchisees of 7-ELEVEN stores in Illinois, Pennsylvania, New Jersey and Nevada; they purport to represent a nationwide class of all persons who have owned 7-ELEVEN franchises anywhere in the United States at any time since 1987. In addition to the Company, several of the Company's current or former officers and directors (John P. Thompson, Jere W. Thompson, Joe C. Thompson, Jr. (collectively, the "Thompsons"), Clark J. Matthews, II, Walton Grayson, III, John H. Rodgers and Frank Gangi) collectively, the "Individual Defendants")) and Ito-Yokado Co., Ltd., Seven-Eleven Japan Co., Ltd. and IYG Holding Company (collectively, the "Foreign Companies") were named as defendants in this case.

      The third amended complaint alleges: (1) that, starting with Southland's leveraged buyout in 1987, and continuing until the present time, Southland has breached its contractual obligations to 7-ELEVEN franchisees under the 7-Eleven Franchise Agreements by failing to spend adequate sums of money for advertising and other services and for maintaining and remodeling 7-ELEVEN stores and the equipment therein, and
(2) fraudulent misrepresentations relating to the LBO. Additional claims were asserted against the Foreign Companies and the Thompsons for alleged tortious interference with, and conspiracy to tortiously interfere with, the franchise agreements by completing Southland's Plan of Reorganization in 1991; the court dismissed all of these claims in November 1995. Additional claims were asserted against the Thompsons alleging fraudulent misrepresentations and fraudulent conveyance relating to the LBO, against all Individual Defendants other than the Thompsons for alleged fraudulent conveyance tortious interference with, and conspiracy to tortiously interfere with, the franchisees' agreements by authorizing Southland's completion of the LBO and execution of its Credit Agreement in 1987. The third amended complaint requests damages, interest, costs and attorneys' fees "in excess of $1 billion."
     Southland filed a motion to dismiss all claims asserted against it, except the breach of contract claim. The Individual Defendants and the Foreign Companies filed motions to dismiss, motions for reconsideration or motions for summary judgment. As noted above, the court dismissed all claims against the Foreign Companies and the Thompsons involving the tortious interference and conspiracy to tortiously interfere claims. As a result, there are no claims pending against the Foreign Companies. The court has not ruled on the other motions. The court has also not yet decided whether the case will be permitted to proceed as a class action.
    Southland intends to contest plaintiffs' effort to prosecute the lawsuit as a class action, and it also intends to vigorously defend all of the claims on the merits. Southland believes that it has meritorious defenses to each of the claims. At this time, however, the litigation is still at an early stage of development and the ultimate outcome cannot be predicted.
     As previously reported, on June 21, 1995, a lawsuit was filed against the Company by T&L Property Service, an affiliate of Tal-Tex, Inc. ("Tal Tex"). Tal-Tex is a water supply company located near Round Rock, Texas. The complaint was subsequently amended to include claims by Tal-Tex, its principals and certain individuals who reside in or near Round Rock on behalf of themselves and a purported class of similarly-situated residents, alleging personal injuries and property damage as a result of the release of petroleum from underground storage tanks at a 7-ELEVEN store in Round Rock. In March, 1996, the individual claims of the Tal Tex entities were severed from the class action. The Company strongly contests and is vigorously defending against both lawsuits. At this stage in the litigation, the Company is unable to predict the ultimate outcome of these cases.
     On or about August 31, 1995, Southland was named as a defendant in a class action filed in the 361st District Court in Brazos County, Texas. The case is styled ARTURO M. VASQUEZ ET AL. V. THE SOUTHLAND CORPORATION, ET AL. and asserts certain claims on behalf of a purported class of property owners whose properties have allegedly been damaged by petroleum releases from underground storage tanks at approximately 150 former or current Southland locations in Texas. Southland's motion to transfer
                                28


venue to Dallas County, Texas, was approved but the plaintiffs have filed a motion for rehearing and the hearing on that motion is scheduled for April 15, 1996. Southland strongly contests and is vigorously defending against the claims in the lawsuit. At this early stage in the litigation, it is impossible to predict Southland's exposure, if any, to liability.
     Information concerning other legal proceedings is incorporated herein from "Environmental Matters," pages 17 through 19, above.
     In the ordinary course of business, the Company is also involved in various other legal proceedings which, in the Company's opinion, are not material, either individually or in the aggregate.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No   matters were submitted to a vote of security holders  during  the fourth quarter of 1995.



PART II


ITEM    5.     MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
STOCKHOLDER MATTERS

     The Company's Common Stock, $.0001 par value per share, is the only class of common equity of the Company and represents the only voting securities of the Company. There are 409,922,935 shares of Common Stock issued and outstanding and, as of March 8, 1996, there were 3,097 record holders of the Common Stock. The Company's Common Stock is traded on The Nasdaq Stock Market under the symbol "SLCM". The following information has been provided to the Company by the Nasdaq Stock Market.


                                   PRICE RANGE
QUARTERS            HIGH              LOW            CLOSE
-------------  -------------------------------------------------
1995
FIRST           $  4  23/32       $  3 7/16       $   3 3/4
SECOND             4  3/8            3 7/16           3 7/16
THIRD              4  1/8            2 7/8            3
FOURTH             4  1/4            2 15/16          3 5/16

1994
FIRST           $  6  3/4         $  3 13/16      $   3 7/8
SECOND             6  1/4            3  7/8           6 1/4
THIRD              6  3/8            4  1/2           5 3/4
FOURTH             5  13/16          4  1/4           4 1/2


(a)    These quotations reflect inter-dealer prices without retail  mark-
       up,  mark-down or commission  and  may  not  necessarily   represent
       transactions.

     The indentures governing the Company's outstanding debt securities do not permit the payment of cash dividends except in limited circumstances. The Credit Agreement also restricts the Company's ability to pay cash dividends on the Common Stock.
     Under Texas law, cash dividends may only be paid (a) out of the surplus of a corporation, which is defined as the excess of the total value of the corporation's assets over the sum of its debt, the par value of its stock and the consideration fixed by the corporation's board of directors for stock without par value, and (b) only if, after giving effect thereto, the corporation would not be insolvent, which is defined to mean the inability of a corporation to pay its debts as they become due in the usual course. Surplus may be determined by a corporation's board of directors by, among other things, the corporation's financial statements or by a fair valuation or information from any other method that is reasonable in the circumstances. No assurances can be given that the Company will have sufficient surplus to pay any cash dividends even if the payment thereof is not otherwise restricted.
                                30



Item 6.  SELECTED FINANCIAL DATA

S E L E C T E D  F I N A N C I A L  D A T A

THE SOUTHLAND CORPORATION AND SUBSIDIARIES


                                                       Years Ended December 31
                                       ---------------------------------------------------
                                          1995       1994       1993        1992      1991
                                       ---------  --------   --------    --------    ------
                                            (Dollars in Millions, Except Per-Share Data)

Net sales. . . . . . . . . . . . . .    $6,745.8    $6,684.5   $6,744.3  $7,425.8    $8,009.5
Other income (a) . . . . . . . . . .        71.0        66.4      61.6       57.9        54.4
Total revenues (a) . . . . . . . . .     6,816.8     6,750.9    6,805.9   7,483.7     8,063.9
LIFO charge (credit) . . . . . . . .         2.6         3.0       (8.7)      1.5        (7.2)
Depreciation and amortization  . . .       166.4       162.7      154.4     180.3       200.1
Interest expense, net (a)(b) . . . .        85.6        95.0       81.8      97.4       153.8
Earnings (loss) before income taxes,
  extraordinary items and cumulative
  effect of accounting changes . . .       101.5        73.5      (2.6)    (119.9)(c)   (66.3)
Income taxes (benefit) . . . . . . .       (66.1)(d)   (18.5)(e)   8.7       11.5         8.0
Earnings (loss) before extraordinary
  items and cumulative effect of
  accounting changes . . . . . . . .       167.6       92.0      (11.3)    (131.4)      (74.3)
Net earnings (loss). . . . . . . . .       270.8(f)    92.0       71.2 (g) (131.4)       82.5 (h)
 Earnings (loss) per common share
  (primary and fully diluted):
     Before extraordinary items
       and cumulative effect of
       accounting changes. . . . . .        0.40       0.22      (0.03)      (0.32)     (0.22)
     Net earnings (loss) . . . . . .        0.65       0.22       0.17       (0.32)      0.24
Total assets . . . . . . . . . . . .     2,081.1    2,000.6    1,990.0     2,039.7    2,607.7
Long-term debt, including current. .     1,850.6    2,351.2    2,419.9     2,560.4    3,037.1
  portion (b)

--------------------------
(a) Prior-year amounts have been reclassified to conform to current-year presentation.
(b) The Company's 1991 public debt issuances are accounted for in accordance with SFAS No. 15 as explained in Note 8 to the Consolidated Financial statements.
(c) Loss before income taxes, extraordinary items and cumulative effect of accounting changes include a $45,000,000 loss on the sale and closing of the Company's distribution and food processing facilities.
(d)  Income   taxes  (benefit)  includes  an  $84,269,000  tax  benefit   from
     recognition of the remaining portion of the Company's net deferred tax assets as explained in Note 14 to the Consolidated Financial Statements.
(e) Income taxes (benefit) includes a $30,000,000 tax benefit from recognition of a portion of the Company's net deferred tax assets as explained in Note 14 to the Consolidated Financial Statements.
(f) Net earnings include an extraordinary gain of $103,169,000 on debt redemption as explained in Note 8 to the Consolidated Financial Statements.
(g) Net earnings include an extraordinary gain of $98,968,000 on debt redemption and a charge for the cumulative effect of an accounting change for postemployment benefits of $16,537,000 as explained in Notes 8 and 12 to the Consolidated Financial Statements, respectively.
(h) Net earnings include an extraordinary gain on debt restructuring of $156,824,000.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF RESULTS OF OPERATIONS

      The Company's net earnings for 1995 were $270.8 million, compared to net earnings of $92.0 million in 1994 and $71.2 million in 1993. Continued improvement in the Company's operating performance resulted in a 38% increase in 1995 earnings before income taxes.


Years Ended December 31
------------------------
(DOLLARS IN MILLIONS, EXCEPT PER-SHARE DATA)      1995        1994        1993
                                               ---------   ---------    -------
Earnings  (loss)  before  income  taxes,
  extraordinary gain and cumulative
  effect  of  accounting change                 $ 101.5     $  73.5     $  (2.6)
Income tax benefit (expense)                       66.1        18.5        (8.7)
Extraordinary gain from partial redemption
of the Company's 4 1/2 and 5% debentures in
November 1995                                     103.2
Extraordinary gain from redemption of the
  Company's 12% Senior Notes (refinanced in
  August 1993)                                                             99.0
Cumulative effect of accounting change for
  postemployment benefits                                                 (16.5)
                                                 --------    --------     -------
Net earnings                                    $ 270.8     $  92.0     $  71.2
                                                ========    ========    ========

Net  earnings per common share  (primary
  and fully diluted)                            $   .65     $   .22     $   .17
                                                 ========    ========    ========

Each years' results included the following special or unusual items, in addition to the items noted above:

Years Ended December 31
------------------------
(DOLLARS IN MILLIONS)                          1995      1994     1993
                                            --------- --------- ------
Severance and related costs                 $ (13.4)  $  (7.4)  $  (7.2)
Deferred income tax benefit                    84.3      30.0
Loss for store closings and dispositions
  of properties                                          (3.7)    (48.2)
Disposition  of  Citijet,  a  fixed-base
  operation at Dallas Love Field Airport                          (10.8)

       The Company's operating improvement in 1995 was primarily due to savings in "Operating, Selling, General and Administrative" (OSG&A) expenses. Although store closings (173 average) resulted in a decline in total merchandise gross profit compared to 1994, average per store merchandise sales and gross profits improved in each quarter in 1995 over 1994.
(EXCEPT WHERE NOTED, ALL PER-STORE NUMBERS REFER TO AN AVERAGE OF ALL STORES RATHER THAN ONLY STORES OPEN MORE THAN ONE YEAR)
                                         32



FINANCIAL STATEMENT CHANGES

       The Company has made the following changes to its financial statements for all years presented, and has restated such items in the comparisons provided to maintain consistency:
i)                                  Total   Revenues - interest income  was
reclassified  from  "Other Income" to             "Interest Expense,  Net".
(See      Note     1     of     "Notes     to    Consolidated     Financial
Statements")
ii) Cost of Goods Sold (COGS) - Buying and occupancy expenses were reclassified to OSG&A expenses. Although these changes were made for financial statement purposes during the fourth quarter of 1995, prior Management's Discussion and Analysis had been excluding buying and occupancy expenses, as well as certain merchandise and gasoline inventory-related expenses, from per store gross profit and margin results.
iii)  Profit   Sharing  Contribution - this expense is  now   included   in
      OSG&A expenses.

MANAGEMENT STRATEGIES

        Since 1992, the Company has been committed to several key strategies that it believes, over the long term, will further differentiate it from its competitors and allow 7-Eleven to maintain its position as the premier convenience store chain in the industry. These strategies include: an upgraded store base; a customer-driven approach to product selection; an everyday-fair-pricing policy on all items; daily delivery of fresh perishable items; introduction of high-quality, ready-to-eat fresh foods; and the implementation of a retail automation system.
       The Company plans to upgrade its store base by remodeling existing stores, closing underperforming stores and developing new sites. Over the last few years, the Company has devoted the majority of its capital resources toward the most extensive remodeling of its store base ever undertaken. In conjunction with the remodeling program, the Company has been pruning its store base by closing or disposing of those stores that are not expected to achieve an acceptable level of profitability in the future. As a result, the Company closed 228 stores  in  1995,  184 in 1994 and 401 in  1993.  The  Company  expects  to complete its remodeling program by the end of this year; however, it will continue to refurbish its store base as necessary. The planning process for new store sites is well under way. The Company's capital investment focus will shift to store development (see Liquidity and Capital Resources - Capital Expenditures). Initial plans are to strengthen its position by expanding the store base in existing markets, with store openings in 1996 expected to offset store closings/dispositions. However, by 1997 the Company expects new store openings to significantly outpace closures each year.
       The customer-driven approach to merchandising, which was adopted by the Company in 1992, continues to focus on providing the customer an expanded selection of quality products at a good value. This is being accomplished by emphasizing the importance of ordering at the store level, removing slow-moving items and aggressively introducing new products in the early stages of their life cycle. This process, which has contributed to improved sales and profits, will be an ongoing part of managing our business in a continual effort to satisfy the everchanging preferences of our customers.
                               33


        The Company's everyday-fair-pricing strategy, which was introduced in 1992, has provided consistent prices on all items by reducing its reliance on discounting. As a result, some product prices were increased, while others were lowered to achieve more consistent pricing on all products. Going forward, the Company plans to migrate toward lower retail prices as lower product costs are achieved through contract negotiations or strategic alliances with suppliers and distributors.

       Daily delivery of fresh perishable items and high-quality ready-to-eat foods is another key management strategy. Implementation of this strategy includes third-party development and operation of combined distribution centers ("CDC"), fresh-food commissaries and bakery facilities in most of the Company's markets around the country. The commissary and bakery ready-to-eat items, like fresh sandwiches and pastries, along with goods from multiple vendors such as dairy products, produce and other perishable goods, are "combined" at a distribution center and delivered daily to each store. In addition to providing fresher products and improving in-stock conditions from daily deliveries, the combined distribution is also intended to provide lower product costs, in part from vendors' savings, through this approach. The Company expects the improved freshness and lower cost of the products from these operations to improve sales and gross profits. At the end of 1995, over 800 stores were serviced by the CDC's and
carried   fresh  food  products  manufactured   by        the
commissaries. Further expansion of these programs is anticipated in 1996 in the following markets: Denver/Colorado Springs, Baltimore, Richmond/Norfolk, San Jose, Orlando/Tampa,and Chicago. When operational, CDC's in these markets will make daily-delivered fresh food available to nearly one-half of the Company's stores.

       The development of a retail automation system began in 1994. The initial phase, which will be completed in early 1996, involves installing in-store processors ("ISP") in each store that will automate accounting and other store-level tasks. The second phase involves installing cash registers which, among other things, will feed data directly to the ISP. After future phases are complete, the system will provide each store and its suppliers and distributors with on-line information to make better decisions in anticipating customer needs.

SALES

       The Company recorded net sales of $6.75 billion for the year ended December 31, 1995, compared to sales of $6.68 billion in 1994 and $6.74 billion in 1993. To strengthen its store base (see Management Strategies), the Company has closed more than 800
underachieving   stores  over  the  last  three  years.   Same   store
merchandise sales increases since 1993 have minimized the lost sales from store closings, resulting in total sales remaining flat during this time period. In addition, 1994 and 1993 merchandise sales results were adversely impacted by the deflationary effect of cigarette price reductions (on certain premium brands) associated with manufacturers' cost reductions starting in August, 1993. The total sales increase in 1995 was primarily due to higher gasoline gallons and retail sales price per gallon.

                                  34



        U.S.   same-store  merchandise sales increases or  (decreases)   as
compared   to   the   prior year and inflation information   is   presented
below:

                                                 YEARS ENDED DECEMBER 31
                                                 -----------------------
INCREASE/(DECREASE)  FROM  PRIOR  YEAR             1995   1994    1993
                                                 -----  -----  ----
Same-store sales                                   2.0%   2.1%   (2.7)%
Same-store real growth; excluding inflation         -     2.8%   (4.7)%
7-Eleven inflation (deflation)                     2.1%   (.7)%   2.2%

       Overall, domestic same-store merchandise sales growth continued its positive trend in 1995, however, results varied by geographic region. The largest increases occurred in those areas with the highest percentage of completed remodels (Florida 4.8%, Texas/Colorado 4.1%). Conversely, the Southern California area, which includes 18% of the Company's domestic stores, experienced a decline of almost 1.5% due to a sluggish economy. In addition, this is the area where the lowest percentage of remodels has been completed.
      Gasoline sales dollars per store increased 4.0%, 8.7% and 9.1% in 1995, 1994 and 1993, respectively. This improvement is primarily due to per store gallonage improvement of 1.0% in 1995, 7.8% in 1994 and 11.1% in 1993, reflecting the impact of several successful business strategies. Gallon volumes in 1995 did not sustain the high growth levels experienced in 1993 and 1994 as a result of market factors which affect the way the Company manages its gasoline business.

OTHER INCOME

      Other  income of $71.0 million for 1995 was $4.6 million  higher than
1994   and  $9.4  million higher than 1993.  The  improvement  is primarily the  result  of  increased  royalty  income  from  licensed operations.

GROSS PROFITS


MERCHANDISE GROSS PROFIT DATA                               YEARS ENDED DECEMBER 31
                                                       ------------------------------
                                                          1995       1994        1993
                                                       ---------  ---------   -------
Merchandise gross profit - DOLLARS IN MILLIONS         $ 1,790.2  $ 1,791.1   $ 1,847.9

INCREASE/(DECREASE) FROM PRIOR YEAR
Average per store gross profit dollar change                3.1%       1.7%        2.4%
Margin percentage point change                             (.01)      (.50)        1.21
Average per store merchandise sales                         3.1%       3.2%      (1.1)%


       Even though total merchandise gross profits have declined primarily from fewer stores, merchandise gross profit per store has consistently improved over prior year results for each of the last twelve quarters.

      Merchandise gross profit margins in 1993 increased as a result of the Company's implementation of its everyday-fair-pricing strategy, which reduced discounting and promotional activities (see Management Strategies). Margins have also been favorably affected by lower
                                  35



cigarette costs (beginning in August 1993) and lower product costs under the Company's supply agreement with McLane. In 1994, with the reduction of discounting in place, the Company tested lower prices in certain parts of the country as part of a more aggressive everyday-fair-pricing strategy. These lower prices, combined with increased costs for disposal of slow moving merchandise, was primarily responsible for the decrease in 1994 merchandise margins.

       During 1995, merchandise margin declined slightly compared to 1994. While some higher margin categories, such as services, showed good growth throughout the year, overall merchandise margin declined in the fourth quarter almost .5 percent compared to the same period last year. This decline was the result of several factors including rising costs that were not entirely passed on to the consumer, initial introductory costs associated with new fresh-food products and increased focus on deleting slower-moving items. Management is actively working to maintain a merchandise margin level consistent with last year.

GASOLINE GROSS PROFIT DATA                        YEARS ENDED DECEMBER 31
                                               ------------------------
                                                 1995       1994       1993
                                               --------  -------- --------
Gasoline gross profit - DOLLARS IN MILLIONS    $  192.9  $  199.6  $  195.6

INCREASE/(DECREASE) FROM PRIOR YEAR
Average per store gross profit dollar change      (3.3)%      8.2%     33.4%
Margin point change (in cents per gallon)         (.60)       .06      2.37
Average per store gas gallonage                    1.0%       7.8%     11.1%

     In 1995, gasoline gross profits declined $6.7 million from the levels achieved in 1994 due to lower margins (in cents per gallon), which were affected by market conditions that kept wholesale costs high for much of the year while competitive pressures kept retail prices soft. Gasoline gross profit dollars and margin were unusually high in the fourth quarter of 1994 as a result of favorable market conditions created by the federally mandated fuel reformulation program. Contributing factors to the strong results in 1993, 1994 and the first three quarters of 1995, were the Company's business strategies which closed low-volume locations, enhanced the appeal and convenience of its gas facilities and placed increased emphasis on bystore management of gasoline merchandising.

OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                   YEARS ENDED DECEMBER 31
                                             --------------------------------
(DOLLARS  IN  MILLIONS)                         1995        1994        1993
                                             ----------  ----------  --------
Total operating, selling, general and
  administrative expenses                    $ 1,867.0   $ 1,888.6   $ 2,030.4
Ratio of reported OSG&A to sales                  27.7%       28.3%       30.1%
Decrease in  reported  OSG&A
  compared to prior year                     $   (21.6)  $  (141.8)  $   (93.7)
Decrease  in adjusted OSG&A compared  to
  prior year  *                              $   (23.9)  $   (86.7)  $   (98.1)

*  ADJUSTED  TO EXCLUDE SEVERANCE AND RELATED COSTS AND THE  LOSS  FOR
STORE  CLOSINGS  AND  DISPOSITIONS OF PROPERTIES, INCLUDING  CITIJET   (SEE
SUMMARY OF RESULTS OF OPERATIONS).
       The   majority   of the decrease in OSG&A expenses,   as   adjusted,
resulted  from  cost savings realized from reductions  in  force  that
                                  36



began   late   in   1992 and continued through 1995,  combined   with   the
effect of having fewer stores (see Management Strategies).

      The Company continues to review the functions necessary to enable its stores to respond faster and more cost efficiently to rapidly changing customer needs and preferences. In conjunction with this review, the Company continues to realign and reduce personnel and office facilities, in order to eliminate non-essential costs.
      In December 1995, the Company's plans resulted in a $13.4 million accrual, of which $5.0 million was for severance benefits and $8.4 million for reduction of office space. Reductions of more than 400 employees throughout the Company will result in annualized savings of approximately $20 million. The office closings and consolidations involve field operating and staff locations, as well as the Company's headquarters facilities ("Cityplace"). While the execution of the office plans will take most of the year, future years' annualized savings from these initiatives will be approximately $5 million, including potential income from additional Cityplace leases.
      In December 1994, the Company accrued $7.4 million for severance costs and office reductions. The employee terminations were completed in 1995, while the office realignments will be completed in 1996 along with those previously discussed. Changes from the estimates for 1994's original $7.4 million accrual did not have a material impact on 1995 earnings.

INTEREST EXPENSE, NET
       The Company's net interest expense in 1995 decreased $9.4 million compared to 1994. Most of the savings related to non-cash interest which declined due to the refinancing of the term loans under the senior bank debt credit agreement ("Credit Agreement") in December 1994 and the extension of the repayment of the debt relating to its headquarters facilities (Cityplace) at a lower interest rate in February 1995 (see Liquidity and Capital Resources - Financing Activities). The adverse impact of the 1.1% rise in the weighted average interest rate on the Company's floating rate debt during 1995 increased interest expense approximately $8 million. However, the 1.5% reduction in the margin that the Company negotiated with its bank lenders in the refinancing in late 1994 offset a portion ($5 million) of this increase.
      In November 1995, the Company consummated a $216.7 million tender offer to purchase a portion ($263.3 million face value) of its public ebt securities (see Liquidity and Capital Resources - Financing Activities). The purchase was financed by the issuance of $300 million of 4.5% Convertible Quarterly Income Debt Securities due 2010 ("Convertible Debt"). The annual interest expense of $13.7 million from issuing the Convertible Debt will not be offset by a corresponding reduction in interest expense for the retired debentures, since the retired debentures are subject to Statement of Financial Accounting Standards No. 15 ("SFAS No. 15") treatment. Despite the incremental interest expense from the Convertible Debt, the Company expects total interest expense to remain flat in 1996, due to the expectation of lower floating rates and debt balances coupled with lower short-term borrowings from use of the convertible debt proceeds not used in the tender offer.

       Net interest expense in 1994 increased $13.2 million over 1993, primarily due to the refinancing of the 12% Senior Notes with working capital and bank debt in August 1993. Unlike the interest on the bank debt, interest on the 12% Senior Notes was subject to SFAS No. 15 treatment with interest payments recorded as a reduction of principal rather than interest expense (see Note 8 of "Notes to Consolidated Financial Statements"). Net interest expense in 1993 was $15.6 million
                                  37

lower than in 1992 primarily due to lower interest rates on floating rate debt, combined with greater use of commercial paper, which has lower interest rates than other debt instruments. Partially offsetting the decline in interest expense was lower interest income resulting from the receipt in 1992 of $5.8 million in interest on tax refunds.

       Approximately 35% of the Company's debt contains floating rates, which had a weighted average interest rate of 6.62% for 1995 versus 5.51% and 4.52% for 1994 and 1993, respectively. In the first quarter of
1996,   the  Company  reduced  its exposure to short-term  fluctuations  in rates on a substantial portion of its floating rate bank debt by selecting one year LIBOR maturities at current favorable rates rather than the shorter terms it has selected in the past.
INCOME TAXES
       The Company recorded tax benefits in 1995 and 1994 of $66.1 million and $18.5 million respectively, compared to a tax expense of $8.7 million in 1993. During the fourth quarter of 1994, as a result of the
Company's  anticipated  1995 taxable  earnings,   the             valuation
allowance   for   deferred  taxes was reduced $30   million.   During   the
fourth quarter of 1995, due to the Company's demonstrated ability to produce higher levels of taxable income, the remaining portion of the valuation allowance was reversed producing an $84.3 million benefit. LIQUIDITY AND CAPITAL RESOURCES
           The majority of the Company's working capital is provided from three sources: i) cash flows generated from its operating activities; ii) a $400 million commercial paper facility (guaranteed by Ito-Yokado Co., Ltd.); and iii) short-term seasonal borrowings of up to $150 million under its revolving credit facility. The Company believes that operating activities coupled with available short-term working capital facilities will provide sufficient liquidity to fund current operating and capital expenditure programs, as well as to service debt requirements.

FINANCING ACTIVITIES

       On November 22, 1995, the Company completed a tender offer for 40% of the face value of both its 5% First Priority Senior Subordinated Debentures due December 15, 2003 ($180.6 million) and 4 1/2% Second Priority Senior Subordinated Debentures-Series A ($82.7 million) due June 15, 2004 (collectively, the "Debentures"). Under the terms of the offer the final clearing prices were $840.00 and $786.00 for the 5% and 4 1/2% Debentures, respectively, per $1,000 face amount, resulting in a cash outlay by the Company of $216.7 million.

      To  finance  the purchase of the Debentures, the Company  issued $300 million in Convertible Debt to Ito-Yokado Co., Ltd., and Seven-Eleven Japan Co., Ltd., the joint owners of IYG Holding Company, which is the Company's majority shareholder. The remaining proceeds of $83.3 million were made available for general corporate purposes. The Convertible Debt is subordinated to all existing debt, has a 15 year term with no amortization and is convertible into the Company's common shares at $4.16 per share.

      The Company recognized a $103.2 million after tax extraordinary gain on the purchase of the Debentures in the fourth quarter of 1995.

                                      38

The gain results from purchasing the Debentures below their face value and from retiring the future undiscounted interest payments on that portion of the Debentures being purchased. As a result of the Company's financial restructuring in 1991, SFAS No. 15 required the Company to include its future undiscounted interest payments on the Debentures in the carrying value of the debt on the balance sheet.

       The Company's Credit Agreement contains a $300 million term loan and a revolving credit facility. The term loan has scheduled quarterly repayments of $18.75 million commencing March 31, 1996, through December 31, 1999. The revolving credit facility contains both a revolving loan ("Revolver") and letter of credit subfacility, each having a maximum limit of $150 million and expiring on December 31, 1999. Interest on the Revolver and Term Loan is generally based on a variable rate equal to the administrative agent bank's base rate or, at the Company's option, at a rate equal to the Eurodollar rate plus .975% per year.
       The Credit Agreement contains certain financial and operating covenants requiring, among other things, the maintenance of certain financial ratios, including interest coverage, fixed charge coverage and
senior    indebtedness   to   earnings  before    interest,          taxes,
depreciation   and  amortization  ("EBITDA").  The   covenant   levels
established by the Credit Agreement generally require continuing improvement in the Company's financial condition.

       For the period ended December 31, 1995, the Company was in compliance with all of the covenants required under the Credit
Agreement, including compliance with the principal financial and operating covenants (calculated over the latest 12-month period) as follows:

COVENANTS                                      REQUIREMENTS:
---------                         ---------------------------------------
                                    ACTUALS       MINIMUM       MAXIMUM
                                  -----------   -----------   ----------
Interest coverage *               2.82 to 1.0   2.70 to 1.0
Fixed charge coverage             1.10 to 1.0   1.00 to 1.0
Senior indebtedness to EBITDA     3.56 to 1.0                 4.10 to 1.0

* INCLUDES EFFECTS OF THE SFAS NO. 15 INTEREST PAYMENTS.

      The issuance of the Convertible Debt and the tender offer for the Debentures did not require the approval of the Company's lenders under the Credit Agreement. However, during the fourth quarter, the Company obtained an amendment to the Credit Agreement that allows greater flexibility on uses of the proceeds from the issuance of the Convertible Debt and how the refinancing is treated under certain financial covenants. The amendment allows the Company, among other things, to make subsequent purchases of subordinated debt with any remaining proceeds and to exclude payments for such purchases from the Company's fixed charge coverage ratio.

In 1995, the Company repaid $289.4 million of debt, of which $216.7 million related to the tender offer for the Debentures. Other principal reductions during the year were $72.7 million of which $34.6 million was for SFAS No. 15 interest and $23.9 million was for principal payments on the Company's Yen denominated loan (secured by the royalty income stream from its area licensee in Japan). Outstanding balances at December 31, 1995, for the commercial paper, the Term Loan and the Revolver were $350.2 million, $300.0 million and zero, respectively. As of December 31, 1995, outstanding letters of credit issued pursuant to the Credit Agreement totaled $80.4 million.

                                 39

       As a result of an agreement reached in conjunction with the Company's bankruptcy proceedings in 1990, on February 15, 1995, the 7 7/8% Cityplace notes, issued by Cityplace Center East Corporation ("CCEC"), a wholly owned subsidiary of the Company, were repaid under a drawing of a letter of credit issued by The Sanwa Bank, Ltd. Under such agreement, the term of maturity of the indebtedness of CCEC resulting from such draw has been extended by ten years to March 1, 2005. New terms include monthly payments of principal and interest over the ten-year period, based upon a 25-year amortization at 7 1/2%, with the remaining principal due upon maturity.

CASH FROM OPERATING ACTIVITIES

       Net cash provided by operating activities was $236.2 million for 1995, compared to $271.6 million in 1994 and $232.1 million in 1993 (see "Results of Operations" section). In 1995, other items affecting operating cash flows included a $13.4 million payment related to an IRS examination of the Company's filings for 1990 and 1991. Such payment had no material effect on 1995 earnings.

CAPITAL EXPENDITURES

       During 1995, net cash used in investing activities consisted primarily of payments of $192.2 million for property and equipment, the majority of which was used for remodeling stores, upgrading retail gasoline facilities, replacing equipment and complying with environmental regulations. Through December 31, 1995, approximately 4,100 stores have been remodeled. The remodels are focusing on the features that are most noticeable to customers and have the most immediate and positive impact on store performance, such as lighting and security, food service equipment, necessary maintenance and consistent image.

       The Company expects 1996 capital expenditures to be approximately $210 million (excluding lease commitments), primarily to complete remodels started in 1995 and to remodel about 1,100 additional stores. The remaining capital will be used for development of new store sites, to replace equipment, to upgrade gasoline facilities and to comply with environmental regulations. While the Company will look at the economics of each new site, it anticipates that it will finance new store construction primarily through leases containing initial terms of 15-20 years with typical option renewal periods.
CAPITAL EXPENDITURES - GASOLINE EQUIPMENT
       The Company incurs ongoing costs to comply with federal, state and local environmental laws and regulations primarily relating to underground storage tank ("UST") systems. The Company anticipates it will spend approximately $12 million in 1996 on capital improvements required to comply with environmental regulations relating to USTs, as well as above-ground vapor recovery equipment at store locations and approximately an additional $21 million on such capital improvements from 1997 through 1999.
ENVIRONMENTAL COMPLIANCE - STORES
        The Company accrues for the anticipated future costs of environmental clean-up activities (consisting of environmental assessment and remediation) relating to detected releases of regulated

                                  40
substances at its existing and previously owned or operated sites at which gasoline has been sold (including store sites and other facilities that have been sold by the Company). At December 31, 1995, the Company has an accrued liability of $63.7 million for such activities and anticipates that substantially all such expenditures will be incurred within the next five years. This estimate is based on the Company's prior experience with gasoline sites and its consideration of such factors as the age of the tanks, location of tank sites and experience with contractors who perform environmental assessment and remedial work.

       Under state reimbursement programs the Company is eligible to receive reimbursement for a portion of future costs, as well as costs previously paid. At December 31, 1995, the Company has recorded a gross receivable of $73.4 million (a net receivable of $59.7 million after an allowance of $13.7 million) for the estimated probable state reimbursement. There is no assurance of the timing of the receipt of state reimbursement funds; however, based on its experience, the Company expects to receive the majority of state reimbursement funds within one to four years after payment of eligible assessment and remediation expenses, assuming that the state administrative
procedures   for  processing  such  reimbursements  have  been   fully
developed.

       The estimated future assessment and remediation expenditures and related state reimbursement amounts could change within the near future as governmental requirements and state reimbursement programs continue to be implemented or revised.

ENVIRONMENTAL COMPLIANCE - CHEMICAL PLANT

       In December 1988, the Company closed its chemical manufacturing facility in New Jersey. As a result, the Company is required to conduct environmental remediation at the facility and has accrued a liability for this purpose. As required, the Company has submitted a clean-up plan to the New Jersey Department of Environmental Protection (the "State"), which provides for remediation of the site for approximately a three to five year period, as well as continued groundwater treatment for a projected 20 year period. While the Company has received initial comments from the State, the clean-up plan has not been finalized. The Company has recorded liabilities representing its best estimates of the clean-up costs of $37.8 million at December 31, 1995. Of this amount, $31.7 million was included in deferred credits and other liabilities and the remainder in accrued expenses and other liabilities. In 1991, the Company entered into a settlement agreement with a large chemical company that formerly owned the facility. Under the settlement agreement, the former owner agreed to pay a substantial portion of the clean-up costs described above. The Company has recorded a receivable of $22.0 million at December 31, 1995, representing the former owner's portion of the clean-up costs.
      None of the amounts related to environmental liabilities have been discounted.
                                           41

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

THE SOUTHLAND CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements for the Years Ended December 31, 1995, 1994 and 1993
                                42

                        THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                               DECEMBER 31, 1995 AND 1994
                       (Dollars in Thousands, Except Per-Share Data)
                     ASSETS
                                                                      1995           1994
                                                                 -------------  ---------
CURRENT ASSETS:
     Cash and cash equivalents. . . . . . . . . . . . . . . . .  $     43,047   $   59,288
     Accounts and notes receivable. . . . . . . . . . . . . . .       107,224      102,230
     Inventories. . . . . . . . . . . . . . . . . . . . . . . .       102,020      101,468
     Other current assets . . . . . . . . . . . . . . . . . . .       103,816       40,411
                                                                 -------------  ----------
          Total current assets . . . . . . . . . . . . . . . .        356,107      303,397
PROPERTY AND EQUIPMENT. . . . . . . . . . . . . . . . . . . . .     1,335,783    1,314,499
OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . .       389,227      382,698
                                                                 -------------  ----------
                                                                 $  2,081,117   $2,000,594
                                                                 =============  ===========
             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
     Trade accounts payable . . . . . . . . . . . . . . . . . .  $    195,154     $203,315
     Accrued expenses and other liabilities . . . . . . . . . .       329,429      316,183
     Commercial paper . . . . . . . . . . . . . . . . . . . . .        50,198       41,322
     Long-term debt due within one year . . . . . . . . . . . .       145,346      123,989
                                                                 -------------  ----------
          Total current liabilities . . . . . . . . . . . . .         720,127      684,809
DEFERRED CREDITS AND OTHER LIABILITIES. . . . . . . . . . . . .       236,545      245,807
LONG-TERM DEBT. . . . . . . . . . . . . . . . . . . . . . . . .     1,705,237    2,227,209
CONVERTIBLE QUARTERLY INCOME DEBT SECURITIES. . . . . . . . . .       300,000         -
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT):
     Common stock, $.0001 par value; 1,000,000,000 shares
       authorized; 409,922,935 shares issued and outstanding. .            41           41
     Additional capital . . . . . . . . . . . . . . . . . . . .       625,574      625,574
     Accumulated deficit. . . . . . . . . . . . . . . . . . . .    (1,506,407)   1,782,846)
                                                                 -------------  ----------
            Total shareholders' equity (deficit). . . . . . . . .    (880,792)  (1,157,231)
                                                                 -------------  ----------
                                                                 $  2,081,117   $2,000,594
                                                                 =============  ===========
             See notes to consolidated financial statements.
                                    43

                                THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF EARNINGS
                               YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                               (Dollars in Thousands, Except Per-Share Data)
                                                                      1995           1994           1993
                                                                 -------------  -------------  -----------
REVENUES:
     Net sales (including $991,788, $992,970 and $962,955
          in excise taxes). . . . . . . . . . . . . . . . . . .  $  6,745,820   $  6,684,495   $  6,744,333
     Other income . . . . . . . . . . . . . . . . . . . . . . .        70,969         66,407         61,592
                                                                 -------------  -------------  -----------
                                                                    6,816,789      6,750,902      6,805,925
COSTS AND EXPENSES:
     Cost of goods sold . . . . . . . . . . . . . . . . . . . .     4,762,707      4,693,826      4,696,309
     Operating, selling, general and administrative expenses. .     1,866,971      1,888,610      2,030,382
     Interest expense, net. . . . . . . . . . . . . . . . . . .        85,582         94,970         81,814
                                                                 -------------  -------------  -----------
                                                                    6,715,260      6,677,406      6,808,505
                                                                 -------------  -------------  -----------
EARNINGS (LOSS) BEFORE INCOME TAXES,
     EXTRAORDINARY GAIN AND CUMULATIVE
     EFFECT OF ACCOUNTING CHANGE. . . . . . . . . . . . . . . .       101,529         73,496         (2,580)
INCOME TAXES (BENEFIT). . . . . . . . . . . . . . . . . . . . .       (66,065)       (18,500)         8,700
                                                                 -------------  -------------  -----------
EARNINGS (LOSS) BEFORE EXTRAORDINARY
     GAIN AND CUMULATIVE EFFECT OF
     ACCOUNTING CHANGE. . . . . . . . . . . . . . . . . . . . .       167,594         91,996        (11,280)
EXTRAORDINARY GAIN ON DEBT REDEMPTION (net
     of tax effect of $8,603 in 1995 and $0 in 1993). . . . . .       103,169           -            98,968

CUMULATIVE EFFECT OF ACCOUNTING CHANGE
     FOR POSTEMPLOYMENT BENEFITS. . . . . . . . . . . . . . . .          -              -           (16,537)
                                                                 -------------  -------------  ------------
NET EARNINGS . . . . . . . . . . . . . . . . . . . . . . . . .  $     270,763   $     91,996   $     71,151
                                                                 =============  =============  =============
EARNINGS (LOSS) PER COMMON SHARE
     (Primary and fully diluted):
          Before extraordinary gain and cumulative
               effect of accounting change                              $ .40          $ .22          $(.03)

          Extraordinary gain                                              .25            -              .24

          Cumulative effect of accounting change                          -              -             (.04)
                                                                        ------         ------         ------

          Net earnings                                                  $ .65          $ .22          $ .17
                                                                        ======         ======         ======

              See notes to consolidated financial statements.



                               THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                              YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                              (Dollars in Thousands, Except Share Amounts)
                                           COMMON STOCK                                   TOTAL
                                      --------------------    ADDITIONAL    ACCUMULATED    SHAREHOLDERS'
                                         SHARES     AMOUNT      CAPITAL       DEFICIT      EQUITY (DEFICIT)
                                      ------------  ------    ----------   -------------  -------------
BALANCE, JANUARY 1, 1993              410,022,481     $ 41    $ 625,724    $ (1,944,524)  $ (1,318,759)
     Net earnings. . . . . . . . . .         -          -        -               71,151         71,151
     Cancellation of shares. . . . .      (99,546)      -         (150)             112            (38)
     Foreign currency translation
          adjustments. . . . . . . .         -          -        -                 (704)          (704)
                                      ------------    ----    ----------   -------------  -------------
BALANCE, DECEMBER 31, 1993            409,922,935       41      625,574      (1,873,965)    (1,248,350)
     Net earnings. . . . . . . . . .         -          -        -               91,996         91,996
     Foreign currency translation
          adjustments. . . . . . . .         -          -        -                 (877)          (877)
                                      ------------    ----    ----------   -------------  -------------
BALANCE, DECEMBER 31, 1994            409,922,935       41      625,574      (1,782,846)    (1,157,231)
     Net earnings. . . . . . . . . .         -          -        -              270,763        270,763
     Foreign currency translation
          adjustments. . . . . . . .         -          -        -               (2,470)        (2,470)
     Other . . . . . . . . . . . . .         -          -        -                8,146          8,146
                                      ------------    ----    ----------   -------------  -------------
BALANCE, DECEMBER 31, 1995            409,922,935     $ 41    $ 625,574    $ (1,506,407)  $   (880,792)
                                      ============    ====    ==========   =============  =============


              See notes to consolidated financial statements.


                                        THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                                  (Dollars in Thousands)
                                                                                     1995         1994           1993
                                                                                -------------  -------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    270,763   $     91,996   $   71,151
     Adjustments to reconcile net earnings to net cash provided by operating activities:
          Extraordinary gain on debt redemption . . . . . . . . . . . . . . . .      (103,169)          -         (98,968)
          Cumulative effect of accounting change for postemployment benefits. .          -              -          16,537
          Depreciation and amortization of property and equipment . . . . . . .       147,423        143,670      134,920
          Other amortization. . . . . . . . . . . . . . . . . . . . . . . . . .        19,026         19,026       19,430
          Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . .       (84,269)       (30,000)        -
          Noncash interest expense. . . . . . . . . . . . . . . . . . . . . . .         1,974         11,384        8,497
          Other noncash (income) expense. . . . . . . . . . . . . . . . . . . .          (409)           614        3,393
          Net loss on property and equipment. . . . . . . . . . . . . . . . . .         7,274          7,504       36,226
          (Increase) decrease in accounts and notes receivable. . . . . . . . .        (2,708)        (3,066)      24,937
          (Increase) decrease in inventories. . . . . . . . . . . . . . . . . .          (552)         7,895       16,347
          (Increase) decrease in other assets . . . . . . . . . . . . . . . . .        (1,053)        24,273        3,344
          Decrease in trade accounts payable and other liabilities. . . . . . .       (18,083)        (1,729)      (3,737)
                                                                                 -------------  -------------  -----------
               Net cash provided by operating activities. . . . . . . . . . . .       236,217        271,567        232,077
                                                                                 -------------  -------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments for purchase of property and equipment. . . . . . . . . . . . . .      (192,221)      (171,636)      (195,146)
     Proceeds from sale of property and equipment . . . . . . . . . . . . . . .        15,720         15,867         22,809
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,770          2,371          4,982
     Net currency exchange principal transactions . . . . . . . . . . . . . . .          -            (5,133)        (8,894)
     Cash utilized by distribution and food center assets . . . . . . . . . . .          -            (2,790)       (17,739)
     Proceeds from sale of distribution and food center assets. . . . . . . . .          -             6,305         44,889
                                                                                 -------------  -------------  -----------
       Net cash used in investing activities. . . . . . . . . . . . . . . . . .      (173,731)      (155,016)      (149,099)
                                                                                 -------------  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from commercial paper and revolving credit facilities . . . . . .     4,171,927      4,451,774      4,111,500
     Payments under commercial paper and revolving credit facilities. . . . . .    (4,256,918)    (4,418,693)    (3,927,234)
     Proceeds from issuance of long-term debt . . . . . . . . . . . . . . . . .          -           300,000        150,000
     Principal payments under long-term debt agreements . . . . . . . . . . . .      (289,372)      (400,580)      (403,125)
     Proceeds from issuance of convertible quarterly income debt securities . .       300,000           -              -
     Debt issuance costs. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (4,364)        (3,250)        (2,437)
                                                                                 -------------  -------------  ------------
               Net cash used in financing activities. . . . . . . . . . . . . .       (78,727)       (70,749)       (71,296)
                                                                                 -------------  -------------  -------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . .       (16,241)        45,802         11,682
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR. . . . . . . . . . . . . . . . .        59,288         13,486          1,804
                                                                                 -------------  -------------  -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR. . . . . . . . . . . . . . . . . . . .  $     43,047   $     59,288   $     13,486
                                                                                 =============  =============  =============
RELATED DISCLOSURES FOR CASH FLOW REPORTING:
     Interest paid, excluding SFAS No.15 Interest . . . . . . . . . . . . . . .  $    (97,945)  $    (98,157)  $    (87,631)
                                                                                 =============  =============  =============
     Net income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . .  $    (34,674)  $     (7,810)  $     (7,969)
                                                                                 =============  =============  =============
                                    See notes to consolidated financial statements.
                                    46

THE SOUTHLAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.  ACCOUNTING POLICIES

   PRINCIPLES   OF   CONSOLIDATION  -   The  Southland   Corporation   and
subsidiaries ("the Company") is owned approximately 64% by IYG Holding Company, which is jointly owned by Ito-Yokado Co., Ltd. ("IY") and Seven-Eleven Japan Co., Ltd.("SEJ"). The consolidated financial statements include the accounts of The Southland Corporation and its subsidiaries. Intercompany transactions and account balances are eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Prior-year and quarterly amounts have been reclassified to conform to the current-year presentation. Buying and occupancy expense of $492,499,000 and $513,393,000 for the years ended December 31, 1994 and 1993, respectively, was reclassified from cost of goods sold to operating, selling, general and administrative expenses ("OSG&A").

The Company operates more than 5,400 7-Eleven and other convenience stores in the United States and Canada. Area licensees, or their franchisees, and affiliates operate approximately 10,000 additional 7Eleven convenience stores in certain areas of the United States, in 18 foreign countries and in the U. S. territories of Guam and Puerto Rico. The Company's net sales are comprised of sales of groceries, take-out foods and beverages, gasoline (at certain locations), dairy products, non-food merchandise, specialty items and services. Net sales and cost of goods sold of stores operated by franchisees are consolidated with the results of Companyoperated stores. Net sales of stores operated by
franchisees                         are  $2,832,131,000,      $2,820,685,000
and  $2,810,270,000 from 2,896, 2,962 and                2,998   stores  for
the years ended December 31, 1995, 1994 and 1993,respectively. Under the present franchise agreements,initial franchise fees are recognized in income currently and are generally calculated based upon gross profit experience for the store or market area. These fees cover certain costs including training, an allowance for travel, meals and lodging for the trainees and other costs relating to the franchising of the store.

    The gross profit of the franchise stores is split between the Company and its franchisees. The Company's share of the gross profit of franchise stores is its continuing franchise fee, generally ranging from 50% to 58% of the gross profit of the store, which is charged to the franchisee for the license to use the 7Eleven operating system and trademarks, for the lease and use of the store premises and equipment, and for continuing services provided by the Company. These services include merchandising, advertising, recordkeeping, store audits, contractualindemnification, business counseling services and preparation of financial statements. The gross profit earned by the Company's franchisees of $515,610,000, $517,955,000 and $530,436,000 for the

years ended December 31, 1995, 1994 and 1993, respectively, is included in the Consolidated Statements of Earnings as OSG&A.

Sales by stores operated under domestic and foreign area license agreements are not included in consolidated revenues. All fees or royalties arising from such agreements are included in other income. Initial fees, which have been immaterial, are recognized when the services required under the agreements are performed.

OTHER INCOME - Other income is primarily area license royalties and franchise fee income. The area license royalties include amounts from area license agreements with SEJ of approximately $44,000,000, $42,000,000 and $39,000,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

OPERATING,   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES   -   Buying  and
occupancy expenses are included in OSG&A.

INTEREST   EXPENSE  -  Interest expense is  net  of  interest   income   of
$16,975,000,   $13,618,000   and   $12,745,000   for   the   years    ended
December 31, 1995, 1994 and 1993, respectively.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents include temporary cash investments of $8,787,000 and $3,028,000 at December 31, 1995 and 1994, respectively, stated at cost, which approximates market. The Company considers all highly liquid investment instruments purchased with maturities of three months or less to be cash equivalents.

INVENTORIES - Inventories are stated at the lower of cost or market. Cost is generally determined by the LIFO method for stores in the United States and by the FIFO method for stores in Canada.

DEPRECIATION AND AMORTIZATION - Depreciation of buildings and equipment is based upon the estimated useful lives of these assets using the straight-line method. Amortization of capital leases, improvements to leased properties and favorable leaseholds is based upon the remaining terms of the leases or the estimated useful lives, whichever is shorter. Foreign and domestic area license royalty intangibles were recorded in 1987 at the fair value of future royalty payments and are being amortized over 20 years using the straight-line method. The 20 year life is less than the estimated lives of the various royalty agreements, the majority of which are perpetual.
STORE CLOSINGS - Provision is made on a current basis for the write down of identified owned-store closings to their net realizable value. For identified leased-store closings, leasehold improvements are written down to their net realizable value and a provision is made on a current basis if anticipated expenses are in excess of expected sublease rental income.

BUSINESS  SEGMENT  -  The Company operates  in  a  single  business segment
- the operating, franchising and licensing of convenience food stores, primarily under the 7-Eleven name.

2.  ACCOUNTS AND NOTES RECEIVABLE

                                                DECEMBER 31
                                          --------------------
                                             1995        1994
                                          ----------  --------
                                          (Dollars in Thousands)
Notes receivable (net of long-term
  portion of $14,606 and $15,309)         $   2,273   $   5,773
Trade accounts receivable                    48,599      42,856
Franchisee accounts receivable               43,556      47,682
Environmental cost reimbursements
  (net of long-term portion of
  $64,034 and $67,546) - see
  Note 13                                    17,654      12,709
                                          ----------  ---------
                                            112,082     109,020
Allowance for doubtful accounts              (4,858)     (6,790)
                                          ----------  ----------
                                          $ 107,224   $ 102,230
                                          ==========  ==========

3.  INVENTORIES

    Inventories  stated  on  the  LIFO  basis  that  are  included   in
    inventories  in the accompanying Consolidated Balance  Sheets  were
    $62,705,000  and  $63,340,000  at  December  31,  1995  and   1994,
    respectively, which is less than replacement cost by $30,907,000 and $28,286,000, respectively. At December 31, 1993, inventories were reduced resulting in a liquidation of LIFO inventory layers recorded at costs that were lower than the costs of current purchases. The effect of this reduction was to decrease cost of goods sold by approximately $3,900,000 in 1993.

4.  OTHER CURRENT ASSETS

                                                DECEMBER 31
                                          ----------------------
                                             1995        1994
                                          ----------  ----------
                                          (Dollars in Thousands)
Prepaid expenses                          $  17,775   $  18,474
Deferred tax assets (net of allowance
  of $77,218 in 1994)                        78,665      13,861
Other                                         7,376       8,076
                                          ----------  ---------
                                          $ 103,816   $  40,411
                                          ==========  ==========

5.  PROPERTY AND EQUIPMENT

                                                   DECEMBER 31
                                          ---------------------------
                                               1995           1994
                                          -------------  -----------
                                             (Dollars in Thousands)
Cost:
  Land                                    $    461,585   $    475,611
  Buildings and leaseholds                   1,274,651      1,223,128
  Equipment                                    697,673        623,755
  Construction in process                       32,725         35,634
                                          -------------  -----------
                                             2,466,634      2,358,128
Accumulated depreciation and
  amortization                              (1,130,851)    (1,043,629)
                                          -------------  ------------
                                          $  1,335,783   $  1,314,499
                                          =============  =============

During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets." The statement establishes accounting standards for the impairment of long-lived assets to be held and used and for long-lived assets to be disposed of, and must be adopted no later than 1996. The impact on the Company's earnings is not expected to be material when the Company adopts the statement in 1996.

6.  OTHER ASSETS

                                                       DECEMBER 31
                                              ---------------------------
                                                   1995           1994
                                              -------------  -----------
                                                 (Dollars in Thousands)
Japanese license royalty intangible
  (net of accumulated amortization of
  $132,988 and $116,972)                      $   185,513    $   201,528
Other license royalty intangibles (net
  of accumulated amortization of
  $23,750 and $20,914)                             32,854         35,690
Environmental cost reimbursements
  (net of allowance of $13,705 and
  $18,890) - see Note 13                           64,034         67,546
Deferred  tax assets (net of allowance
  of $97,371 in 1994)                              30,396         16,139
Other (net of accumulated amortization
  of $5,023 and $7,281)                            76,430         61,795
                                              ------------   -----------
                                              $   389,227    $   382,698
                                              ============   ============

7.  ACCRUED EXPENSES AND OTHER LIABILITIES

                                                    DECEMBER 31
                                              -----------------------
                                                  1995          1994
                                              ----------   ---------
                                               (Dollars in Thousands)
Accrued insurance                             $  83,068    $  95,372
Accrued payroll                                  43,025       51,024
Accrued taxes, other than income                 40,710       40,372
Accrued environmental costs (see  Note 13)       40,659       35,574
Other                                           121,967       93,841
                                              ----------   ---------
                                              $ 329,429    $ 316,183
                                              ==========   ==========

    Other includes accounts payable to The Southland Corporation Employees' Savings and Profit Sharing Plan (see Note 12) for contributions and contingent rent payables of $13,635,000 and $13,186,000 as of December 31, 1995 and 1994, respectively.

    The Company continues to review the functions necessary to enable its stores to respond faster, more creatively and more cost efficiently to rapidly changing customer needs and preferences. To accomplish this goal, the Company continues to realign and reduce personnel and office facilities.

    In December 1995, the Company accrued $13,415,000 for severance benefits for employees to be terminated and for reduction in office space. The cost of the reorganization plan was recorded in OSG&A and is comprised of $4,979,000 for severance benefits and $8,436,000 for reductions in office facilities.

    In December 1994, the Company accrued $7,405,000 for severance benefits for employees terminated and for changes in office facilities. The employee terminations were substantially completed in 1995, and the office realignments are scheduled for completion in 1996. Changes in estimates from the original $7,405,000 accrual did not have a material impact on 1995 earnings.

8.  DEBT

                                                      DECEMBER 31
                                              -------------------------
                                                  1995          1994
                                              ------------  ----------
                                                (Dollars in Thousands)
Bank Debt Term Loans                          $   300,000   $   300,000
Bank Debt revolving credit facility                  -           50,000
Commercial paper                                  300,000       350,000
5% First Priority Senior Subordinated
  Debentures due 2003                             377,558       615,539
4-1/2% Second Priority Senior Subordinated
  Debentures (Series A) due 2004                  170,952       294,597
4% Second Priority Senior Subordinated
  Debentures (Series B) due 2004                   25,146        25,897
12% Second Priority Senior Subordinated
  Debentures (Series C) due 2009                   57,082        59,696
6-1/4% Yen Loan                                   229,243       253,114
7-1/2% Cityplace Term Loan due 2005               286,949       289,698
Canadian revolving credit facility                 11,179         5,678
Capital lease obligations                          90,852       105,159
Other                                               1,622         1,820
                                              ------------  ----------
                                                1,850,583     2,351,198
Less long-term debt due within one year           145,346       123,989
                                              ------------  -----------
                                              $ 1,705,237   $ 2,227,209
                                              ============  ============

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

The amendment to the Credit Agreement refinanced the existing term loans and revolving credit facility with a new term loan and a new revolving credit facility. The new term loan provided proceeds of $300 million, which were primarily used to retire the existing term loans. The new term loan is to be repaid in 16 quarterly installments of
$18,750,000 commencing March 31, 1996. The new revolving credit facility makes available borrowings and letters of credit totaling a maximum of $300 million. Maximum borrowings and letters of credit under the revolving credit facility are set at $150 million each. Upon expiration of the facility, all the then outstanding letters of credit must expire and may need to be replaced, and all
other amounts then outstanding will be  due  and payable  in  full.   At
December 31, 1995, outstanding letters of credit related to the Credit Agreement totaled $80,409,000.

Interest on the Bank Debt is generally payable quarterly and is based on a variable rate equal to the administrative agent bank's base rate or, at the Company's option, at a rate equal to a reserve adjusted Eurodollar rate plus .975% per year. The weighted-average interest rate on the term loan outstanding at December 31, 1995 and 1994 was 6.9% and 7.1%, respectively. The weighted-average interest rate on revolving credit facility borrowings outstanding at December 31, 1994, was 8.5%. A fee of .925% per year on the outstanding amount of letters of credit is required to be paid quarterly. A .5% per year commitment fee on unadvanced funds, which for purposes of this calculation includes unissued letters of credit, is payable quarterly.
COMMERCIAL PAPER - The Company has a facility that provides for the issuance of up to $400 million in commercial paper. At December 31, 1995, $300 million of the $350,198,000 outstanding principal, net of discount, was classified as long-term debt since the Company intends to maintain at least this amount outstanding during the next year. Such debt is unsecured and is fully and unconditionally guaranteed by IY. IY has agreed to continue its guarantee of all commercial paper issued through 1996. While it is not anticipated that IY would be required to perform under its commercial paper guarantee, in the event IY makes any payments under the guarantee, the Company and IY have entered into an agreement by which the Company is required to reimburse IY subject to restrictions in the Credit Agreement. The weighted-average
interest  rate  on  commercial  paper  borrowings  outstanding   at
December 31, 1995 and 1994, respectively, was 5.8% and 6.0%.
NOTES AND DEBENTURES - The Notes and Debentures are accounted for in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring," and were initially recorded at an amount equal to the future undiscounted cash payments, both principal and interest ("SFAS No. 15 Interest"). Accordingly, no interest expense will be recognized over the life of these securities, and cash interest payments will be charged against the recorded amount of such securities. Interest on all of the Notes and Debentures is payable in cash semiannually on June 15 and December 15 of each year. The 5% First Priority Senior Subordinated Debentures, due December 15, 2003, had an outstanding principal amount of $269,993,000 at December 31, 1995, and are redeemable at any time at the Company's option at 100% of the principal amount.

The   Second Priority Senior Subordinated Debentures were issued  in  three
series,   and  each  series is redeemable at any  time  at   the  Company's
option at 100% of the principal amount and are described as follows:

   - 4-1/2% Series A Debentures, due June 15, 2004, with an outstanding principal amount of $123,654,000 at December 31, 1995.
                            53
   - 4% Series B Debentures, due June 15, 2004, with an outstanding principal amount of $18,766,000 at December 31, 1995.
   - 12% Series C Debentures, due June 15, 2009, with an outstanding principal amount of $21,787,000 at December 31, 1995.

In November 1995, the Company purchased $180,621,000 of the principal amount of its First Priority Senior Subordinated Debentures due 2003 ("5% Debentures") and $82,719,000 of the principal amount of its 4-1/2% Second Priority Senior Subordinated Debentures (Series A) due 2004 ("4-1/2% Debentures") (collectively, "Refinanced Debentures") with a portion of the proceeds from the issuance of $300 million principal amount of Convertible Quarterly Income Debt Securities (see Note 9). The purchase of the Refinanced Debentures resulted in an extraordinary gain of $103,169,000 (net of current tax effect of $8,603,000) as a result of the discounted purchase price and the inclusion of SFAS No. 15 Interest in the carrying amount of the debt.

Prior to the refinancing, the 5% Debentures were subject to annual sinking fund requirements of $27,037,000 due each December 15, commencing 1996 through 2002. The Company used its purchase of the 5% Debentures to satisfy such sinking fund requirements in direct order of maturity until December 15, 2002, at which time a sinking fund payment of $8,638,000 will be due. The Debentures contain certain covenants that, among other things,
(a)   limit   the   payment  of  dividends and  certain  other   restricted
payments  by  both  the  Company  and its subsidiaries,  (b)  require   the
purchase by the Company of the Debentures at the option of the holder upon a change of control, (c) limit additional indebtedness, (d) limit future exchange offers, (e) limit the repayment of subordinated indebtedness, (f) require board approval of certain asset sales, (g) limit transactions with certain stockholders and affiliates, and (h) limit consolidations, mergers and the conveyance of all or substantially all of the Company's assets.

The   First   and  Second  Priority  Senior  Subordinated  Debentures   are
subordinate  to  the  outstanding  Bank  Debt  and  to   previously
outstanding mortgages and notes that are either backed by specific collateral or are general unsecured, unsubordinated obligations. The Second Priority Debentures are subordinate to the First Priority Debentures.

The   Company   had   an   issuance of 12%   Senior   Notes,   which   were
redeemed in 1993 resulting in an extraordinary gain of $98,968,000, which had no tax effect.

YEN LOAN - In March 1988, the Company monetized its future royalty payments from SEJ, its area licensee in Japan, through a loan that is nonrecourse to the Company as to principal and interest. The original amount of the yen-denominated debt was 41 billion yen (approximately $327,000,000 at the exchange rate in March 1988) and is collateralized by the Japanese trademarks and a pledge of the future royalty payments. By designating its future royalty receipts during the term of the loan to service the monthly interest and principal payments, the Company has hedged the impact of future exchange rate fluctuations. Payment of the debt is required no later than March 2006 through future royalties from the Japanese licensee, and the Company believes it is a remote possibility that there will be any principal balance remaining at

                            54
that date. Upon the later of February 28, 2000, or the date which is one year following the final repayment of the loan, royalty payments from the area licensee in Japan will be substantially reduced in accordance with the terms of the license agreement. The current interest rate of 6-1/4% will be reset after March 1998.
CITYPLACE DEBT - Cityplace Center East Corporation ("CCEC"), a subsidiary of the Company, issued $290 million of notes in 1987 to finance the construction of the headquarters tower, a parking garage and related facilities of the Cityplace Center development. The interest rate on these notes was 7-7/8%, payable semiannually on February 15 and August 15, and the principal amount was due on February 15, 1995. Because of the application of purchase accounting in 1987, the effective interest rate was 9.0%. The principal amount was paid to noteholders on
February  15,   1995,  by drawings under letters of credit  issued  by  The
Sanwa Bank, Limited, Dallas Agency ("Sanwa"), which has a lien on the property financed. At that time, the Company deferred the maturity of the debt by exercising its option of extending the term of maturity ten years to March 1, 2005, with monthly payments of principal and interest to Sanwa based on a 25-year amortization at 7-1/2%, with the remaining principal due upon maturity (the "Cityplace Term Loan").

The   Company   is   occupying  part  of the  building  as   its  corporate
headquarters     and    the    balance   is    subleased.   As   additional
consideration  through the extended term of the debt,  CCEC  will   pay  to
Sanwa  an amount that it receives from the Company which is equal  to   the
net   sublease   income that the  Company  receives  on  the property   and
60% of the proceeds, less $275 million and permitted costs, upon a sale or refinancing of the building.
SOUTHLAND  CANADA DEBT - In November 1995, Southland Canada,  Inc., entered
into  a  revolving credit facility with a Canadian chartered  bank,   which
replaces  a  similar facility established in 1988. The  facility   provides
bank  financing  of  up  to   Canadian  $15  million  (approximately   U.S.
$10,994,000  at  December  31,  1995)   until December  31, 1999, when  the
facility will expire, and all  amounts outstanding will be due and  payable
in  full.   At December 31, 1995, the  Company was fully drawn  under  this
facility.   Interest on such facility  is  generally  payable monthly   and
is   based  upon  the Canadian Prime rate (7.5% at December 31, 1995)  plus
 .25%  per   year or  a  bankers' acceptance rate plus 1.25% per year.   The
weighted average  interest  rate  on  revolving credit  facility borrowings
outstanding  at  December 31, 1995 and 1994, respectively,   was  7.5%  and
7.3%.

The previous revolving credit facility with the same Canadian chartered bank provided financing in which the maximum amount available declined each year until the facility was scheduled to expire on June 30, 1998. At such time, all amounts outstanding were then due and payable in full. Interest payment terms on this facility were similar to those of the new facility, but interest rates were slightly less favorable.

                            55
    MATURITIES  -  Long-term debt maturities assume the continuance  of the
    commercial  paper  program.   The  maturities,  which  include  capital
    lease  obligations and sinking fund requirements, as well as SFAS   No.
    15 Interest accounted for in the recorded amount of the Debentures, are as follows (dollars in thousands):
                    1996          $   145,346
                    1997              144,164
                    1998              147,855
                    1999              158,238
                    2000               81,654
                    Thereafter      1,173,326
                                  ------------
                                  $ 1,850,583
                                  ============

9.  CONVERTIBLE QUARTERLY INCOME DEBT SECURITIES DUE 2010

In  November 1995, the Company issued $300 million principal amount of
Convertible   Quarterly  Income  Debt  Securities   due   2010
("Convertible Debt") to IY and SEJ. The Company used $216,739,000 of the proceeds to purchase the Refinanced Debentures (see Note 8), and the remaining proceeds were designated for general corporate purposes. The Convertible Debt has an interest rate of 4-1/2% and gives the Company the right to defer interest payments thereon for up to 20 consecutive quarters. The holder of the Convertible Debt can convert it into a maximum
of 72,112,000 shares of the Company's common  shares.   The conversion rate
represents a premium to the market value of Southland's common stock at the time of issuance of the Convertible Debt. As of December 31, 1995, no shares had been issued as a result of debt conversion. The Convertible Debt is subordinate to all existing debt.

In addition to the principal amount of the Convertible Debt, the 1995 financial statements include interest payable of $638,000 and interest expense of $1,313,000 related to the Convertible Debt.

10. PREFERRED STOCK

The Company has 5,000,000 shares of preferred stock authorized for issuance. Any preferred stock issued will have such rights, powers and preferences as determined by the Company's Board of Directors.

11. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The disclosure of the estimated fair value of financial instruments has
been  determined  by  the  Company  using  available   market information
and appropriate valuation methodologies  as  indicated below.

The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable and accrued expenses and other liabilities are reasonable estimates of their fair values. Letters of credit are included in the estimated fair value of accrued expenses and other liabilities.

The carrying amounts and estimated fair values of other financial instruments at December 31, 1995, are listed in the following table:

      ESTIMATED CARRYING             FAIR
                                                   AMOUNT       VALUE
                                                 ----------  --------
(Dollars in Thousands)

        Bank Debt                                $ 300,000   $ 300,000
        Commercial Paper                           350,198     350,198
        Debentures                                 630,738     358,267
        Yen Loan                                   229,243     294,565
        Cityplace Term Loan                        286,949     304,504
        Convertible Debt                           300,000     301,530

The methods and assumptions used in estimating the fair value for each of the classes of financial instruments presented in the table above are as follows:

      - The carrying amount of the Bank Debt approximates fair value because the interest rates are variable.

- Commercial paper borrowings are sold at market interest rates and have an average remaining maturity of less than 40 days. Therefore, the carrying amount of commercial paper is a reasonable estimate of its fair value. The guarantee of the commercial paper by IY is an integral part of the estimated fair value of the commercial paper borrowings.

- The fair value of the Debentures is estimated based on December 31, 1995, bid prices obtained from investment banking firms where traders regularly make a market for these financial instruments. The carrying amount of the Debentures includes $196,538,000 of SFAS No. 15 Interest.

- The fair value of the Yen Loan is estimated by calculating the present value of the future yen cash flows at current interest and exchange rates.

- The fair value of the Cityplace Term Loan is estimated by calculating the present value of the future cash flows at current interest rates.

- The fair value of the Convertible Debt at December 31, 1995, is estimated by an investment banking firm and includes both an interest rate and an equity component.

                                57
12. EMPLOYEE BENEFIT PLANS
PROFIT SHARING PLANS - The Company maintains profit sharing plans for its U.S. and Canadian employees. In 1949, the Company excluding its Canadian subsidiary ("Southland") adopted The Southland Corporation Employees' Savings and Profit Sharing Plan (the "Savings and Profit Sharing Plan") and, in 1970, the Company's Canadian subsidiary adopted the Southland Canada, Inc. Profit Sharing Pension Plan. These plans provide retirement benefits to eligible employees. Contributions to the Savings and Profit Sharing Plan, a 401(k) defined contribution plan, are made by both the participants and Southland. Southland contributes the greater of approximately 10% of its net earnings or an amount determined by Southland's president. Net earnings as amended during 1995 is calculated without regard to the contribution to the Savings and Profit Sharing Plan, federal income taxes, gains from debt repurchases and refinancings and, at the discretion of Southland's president, income from accounting changes. The contribution by Southland is generally allocated to the participants on the basis of their individual contribution, years of participation in the Savings and Profit Sharing Plan and age. The provisions of the Southland Canada, Inc. Profit Sharing Pension Plan are similar to those of the Savings and
Profit Sharing Plan. Total contributions to these plans for the years ended December 31, 1995, 1994 and 1993 were $11,318,000, $10,513,000 and $11,956,000 (including amounts allocated to the distribution and food centers in 1994 and 1993), respectively, and are included in OSG&A. POSTRETIREMENT BENEFITS - The Company's group insurance plan (the "Insurance Plan") provides postretirement medical and dental benefits for all retirees that meet certain criteria. Such criteria include continuous participation in the Insurance Plan ranging from 10 to 15 years depending on hire date, and the sum of age plus years of continuous service equal to at least 70. The Company contributes toward the cost of the Insurance Plan a fixed dollar amount per retiree based on age and number of dependents covered, as adjusted for actual claims experience. All other future costs and cost increases will be paid by the retirees. The Company continues to fund its cost on a cash basis; therefore, no plan assets have been accumulated.
Net  periodic postretirement benefit costs for 1995, 1994 and  1993 include the following components:
                                                 1995      1994      1993
                                                 --------  --------  ------
(Dollars in Thousands)

        Service cost                          $   585   $   752   $   824
        Interest cost                           1,678     1,732     2,048
        Amortization  of  unrecognized gain      (583)      (61)      -
                                              --------  --------  -------
                                              $ 1,680   $ 2,423   $ 2,872
                                              ========  ========  ========

    The   weighted-average  discount  rate  used  in  determining   the
accumulated postretirement benefit obligation was 7% and 8% at December 31, 1995 and 1994, respectively. Components of the accrual recorded in the Company's consolidated balance sheets are as follows:

                                                     DECEMBER 31
                                              ------------------------
                                                  1995         1994
                                              ------------  ----------
(Dollars in Thousands)
Accumulated Postretirement
  Benefit Obligation:
   Retirees                                   $ 11,960      $ 11,197
   Active employees eligible to retire           5,234         4,716
   Other active employees                        6,328         5,354
                                              ---------     ---------
                                                23,522        21,267
Unrecognized gains                               5,198         7,953
                                              ---------     ---------
                                              $ 28,720      $ 29,220
                                              =========     =========

POSTEMPLOYMENT BENEFITS - The Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," in 1993 and recorded an accumulated postemployment benefit obligation of $16,537,000. The obligation primarily represents future medical costs relating to short-term and long-term disability. The accumulated postemployment benefit obligation, which had no tax effect, was recorded as the cumulative effect of an accounting change. As of December 31, 1995 and 1994, the amount of the obligation was $19,390,000 and $18,460,000, respectively.

EQUITY PARTICIPATION PLAN - In 1988, the Company adopted The Southland Corporation Equity Participation Plan (the "Participation Plan"), which provides for the granting of both incentive options and nonstatutory options and the sale of convertible debentures to certain key employees
and  officers  of  the  Company.              In  the
aggregate, not more than 3,529,412 shares of common stock of the Company can be issued pursuant to the Participation Plan; however, the Company has no present intent to grant additional options or debentures under this plan. The shares available for issuance under the Participation Plan are reduced by the number of shares issued under the Grant Stock Plan, which is described in a following paragraph.

Options were granted in 1988 at the fair market value on the date of grant, which is the same as the conversion price provided in the debentures. All options and convertible debentures that were vested became exercisable as of December 31, 1994, pursuant to the terms of the
Participation Plan. At December 31, 1995, there were vested options outstanding to acquire 948,499 shares, of which 909,999 were at $7.50 per share and 38,500 were at $7.70 per share, and vested debentures outstanding that were convertible at $7.50 per share into 5,000 shares. During 1995, options to acquire 812,304 shares and debentures convertible into 12,833 shares expired for those participants who are no longer with the Company. All options expire, and the debentures mature, no later than December 31, 1997.

GRANT STOCK PLAN - In 1988, the Company adopted The Southland Corporation Grant Stock Plan (the "Stock Plan"). Under the provisions of the Stock Plan, up to 750,000 shares of common stock are authorized to be issued to certain key employees and officers of the Company. Shares issued under the Stock Plan decrease the number of


                                  59
shares that can be issued pursuant to the Participation Plan.    The  stock
is fully vested upon the date of issuance. As of December 31, 1995, 480,844 shares had been issued pursuant to the Stock Plan. No shares have been issued since 1988, and the Company has no present intent to grant additional shares.

       STOCK                INCENTIVE  PLAN  -  The  Company  adopted   The
Southland Corporation 1995 Stock Incentive Plan (the "Stock Incentive Plan") in October 1995, subject to shareholder approval, which is being sought at the annual meeting of shareholders to be held in April 1996. The Stock Incentive Plan provides for the granting of stock options, stock appreciation rights, performance shares, restricted stock, restricted stock units, bonus stock and other forms of stock based awards and authorizes the issuance of up to 41 million shares over a ten-year period. In October 1995, 3,863,600 options were granted, which remain outstanding at December 31, 1995, at the fair market value of $3.1875 per share on the date of grant to certain key employees and officers of the Company. The options granted in 1995 are exercisable in five equal installments beginning one year after grant date with possible acceleration thereafter based upon certain improvements in the stock price of a share of Southland's common stock.

During 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." The statement must be adopted no later than 1996. The Company intends to adopt the disclosure-only requirements of SFAS No. 123 and will therefore continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."


13. LEASES, COMMITMENTS AND CONTINGENCIES

LEASES - Certain property and equipment used in the Company's business is leased. Generally, real estate leases are for primary terms from 14 to 20 years with options to renew for additional periods, and equipment leases are for terms from one to ten years. The leases do not contain restrictions that have a material effect on the Company's operations.

The   composition   of   capital   leases   reflected   as   property   and
equipment in the consolidated balance sheets is as follows:

                                          DECEMBER 31
                                  ---------------------------
                                      1995          1994
                                  ------------  -----------
                                   (Dollars in Thousands)
Buildings                         $  116,412    $  125,600
Equipment                                225           225
                                   -----------  -----------
                                     116,637       125,825
Accumulated amortization             (77,428)      (78,103)
                                  ------------- -----------
                                   $  39,209    $   47,722
                                  ============  ===========

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
                                       CAPITAL     OPERATING
                                        LEASES       LEASES
                                       ---------  ----------
                                       (Dollars in Thousands)

 1996                               $    21,965   $  116,621
 1997                                    20,424      105,284
 1998                                    18,793       85,471
 1999                                    17,449       64,869
 2000                                    15,485       48,704
 Thereafter                              60,405      185,645
                                       ----------  ----------
   Future minimum lease payments        154,521   $  606,594
                                                  ===========
 Estimated executory costs                 (399)

 Amount representing imputed interest   (63,270)
                                       ----------
 Present value of future minimum
   lease payments                     $  90,852
                                       ==========

Minimum noncancelable sublease rental income to be received in the future, which is not included above as an offset to future payments, totals $23,126,000 for capital leases and $21,695,000 for operating leases.

Rent expense on operating leases for the years ended December 31, 1995, 1994 and 1993, totaled $125,456,000, $120,850,000 and $124,402,000, respectively, including contingent rent expense of $8,508,000, $8,576,000 and $8,214,000, but reduced by sublease rent income of $7,296,000, $7,858,000 and $8,545,000. Contingent rent expense on capital leases for the years ended December 31, 1995, 1994 and 1993, was $2,399,000,
$2,822,000 and $3,084,000, respectively. Contingent rent expense is generally based on sales levels or changes in the Consumer Price Index.

LEASES WITH THE SAVINGS AND PROFIT SHARING PLAN - At December 31, 1995, the Savings and Profit Sharing Plan owned 197 stores leased to the Company under capital leases and 634 stores leased to the Company under operating leases at rentals which, in the opinion of management, approximated market rates at the date of lease. In addition, 67, 43 and 62 properties were sold by the Savings and Profit Sharing Plan to third parties in 1995, 1994 and 1993, respectively, and at the same time, the related leases with the Company were either cancelled or assigned to the new owner. Included in the consolidated financial statements are the following amounts related to leases with the Savings and Profit Sharing Plan:

                                                     DECEMBER 31
                                              -----------------------
                                                 1995         1994
                                              ---------     ---------
                                               (Dollars in Thousands)
Buildings (net of accumulated amortization
  of $8,853 and $9,619)                       $  2,041      $  3,191
                                              =========     =========
Capital lease obligations (net of current
  portion of $1,664 and $1,945)               $  2,310      $  4,109
                                              =========     =========

                                                      YEARS ENDED DECEMBER 31
                                              -------------------------------------
                                                 1995         1994          1993
                                              ---------     ---------     ---------
                                                     (Dollars in Thousands)
Rent expense under operating leases and
  amortization of capital lease assets        $ 26,850      $ 28,195      $ 30,028
                                              =========     =========     =========
Imputed interest expense on capital
  lease  obligations                          $    483     $     696      $    948
                                              =========    ==========     =========
Capital lease principal payments included
  in principal payments under long-term
  debt  agreements                            $  1,818     $   2,075      $  2,200
                                              =========    ==========     =========

COMMITMENTS

MCLANE COMPANY, INC. - In connection with the 1992 sale of distribution and food center assets to McLane, the Company and McLane entered into a ten-year service agreement under which McLane is making its distribution services available to 7-Eleven stores in the United States. If the Company does not fulfill its obligation to McLane during this time period, the Company must reimburse McLane on a pro-rata basis for the transitional payment received at the time of the transaction. The original payment received of $9,450,000 in 1992 is being amortized to cost of goods sold over the life of the agreement. The Company has exceeded the minimum annual purchases each year and expects to exceed the minimum required purchase levels in future years.

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

CONTINGENCIES
GASOLINE STORE SITES - The Company accrues future costs, as well as records the related probable state reimbursement amounts, for remediation of gasoline store sites where releases of regulated substances have been detected. At December 31, 1995 and 1994, respectively, the Company's estimated liability for sites where releases have been detected was $63,669,000 and $63,424,000, of
which   $29,174,000  and $32,924,000 are included in deferred  credits  and other liabilities and the remainder in accrued expenses and other liabilities. The Company has recorded receivables of $59,652,000 and $57,246,000 (net of allowances of $13,705,000 and $18,890,000) for the estimated probable state reimbursements, of which $45,653,000 and $47,746,000 are included in other assets and the remainder in accounts and notes receivable. The Company reduced the estimated net environmental cost reimbursements at the end of 1994 by approximately $6,000,000 as a result of completing a review of state reimbursement programs. The estimated future remediation expenditures and related state reimbursement amounts could change within the near future as governmental requirements and state reimbursement programs continue to be implemented or revised.

The Company anticipates that substantially all of the future remediation costs for sites with detected releases of regulated substances at December 31, 1995, will be incurred within the next five years. There is no assurance of the timing of the receipt of state reimbursement funds. However, based on the Company's experience, the Company expects to receive the majority of state reimbursement funds within one to four years after payment of eligible remediation
expenses,   assuming   that   the                         state
administrative procedures for processing such reimbursements have been fully developed.

CHEMICAL  MANUFACTURING FACILITY - In December  1988,  the  Company  closed
its  chemical manufacturing facility in New Jersey.       As  a
result, the Company is required to conduct environmental remediation at the facility and has accrued a liability for this purpose. As required, the Company has submitted a clean-up plan to the New Jersey Department of Environmental Protection (the "State"), which provides for remediation of the site for approximately a three-to-five-year period as well as continued groundwater treatment for a projected 20-year period. While the Company has received initial comments from the State, the clean-up plan has not been finalized. The Company has recorded liabilities representing its best estimates of
the  clean-up   costs                                     of
$37,824,000  and  $39,254,000  at  December  31,  1995  and   1994,
respectively.    Of   this  amount,  $31,660,000   and   $34,180,000    are
included   in   deferred   credits   and   other   liabilities   and    the
remainder   in   accrued   expenses   and   other   liabilities   for   the
respective years.

The  closed  chemical  manufacturing facility was previously  owned   by  a
large chemical company. In 1991, the Company and the former owner executed a final settlement agreement pursuant to which the former owner agreed to pay a substantial portion of the clean-up costs. The Company has recorded receivables of $22,035,000 and $23,009,000 at December 31, 1995 and 1994, respectively, representing the former owner's
portion  of  the  clean-up  costs.   Of  this   amount,   $18,381,000   and
$19,800,000 are included in other assets and the remainder in accounts and notes receivable for 1995 and 1994, respectively.

                            63
14. INCOME TAXES
As of January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." There was no cumulative effect adjustment upon adoption, and there was no effect on net earnings for the year ended December 31, 1993. SFAS No. 109 requires the use of the liability method, in which deferred tax assets and liabilities are recognized for differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets include tax carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The     components    of    earnings   (loss)    before    income    taxes,
extraordinary  gain  and cumulative effect of accounting   change   are  as
follows:

                                   YEARS ENDED DECEMBER 31
                               -------------------------------
                                  1995        1994        1993
                               ----------  ----------  --------
                               (Dollars in Thousands)
Domestic                       $  98,775   $  70,615   $  3,795

Foreign                            2,754       2,881     (6,375)
                               ----------  ----------  --------
                               $ 101,529   $  73,496   $ (2,580)
                               ==========  ==========  ========




    The provision for income taxes in the accompanying Consolidated Statements of Earnings consists of the following:

                                        YEARS ENDED DECEMBER 31
                                    -------------------------------
                                       1995        1994        1993
                                    ----------  ----------  -------
                                        (Dollars in Thousands)
Current:
  Federal                           $   8,251   $   6,799   $   2,759
  Foreign                               8,968       8,515       5,941
  State                                   985         350         -
  Tax  benefit  of  operating loss
    carryforward                          -        (4,164)        -
                                    ----------  ----------  --------
      Subtotal                         18,204      11,500       8,700

Deferred:
  Provision                            60,709         -           -
  Beginning of year valuation
    allowance adjustment             (144,978)    (30,000)        -
                                    ----------  ----------  --------
      Subtotal                        (84,269)    (30,000)        -
                                    ----------  ----------  --------
Income taxes before extraordinary
  gain  and cumulative effect of
  accounting change                 $ (66,065)  $ (18,500)  $   8,700
                                    ==========  ==========  ==========

    Included   in  Shareholders'  Equity  at  December  31,  1995,   is
    $5,208,000 of income taxes provided in 1995 on an unrealized gain on marketable securities.

    Reconciliations of income taxes before extraordinary gain and cumulative effect of accounting change at the federal statutory rate to the Company's actual income taxes provided are as follows:

                                          YEARS ENDED DECEMBER 31
                                      ------------------------------
                                         1995        1994        1993
                                      ----------  ----------  --------
                                           (Dollars in Thousands)
Taxes (benefit) at federal statutory
  rate                                $ 35,535   $  25,724   $    (903)
State income taxes, net of federal
  income tax benefit                       640         228         -
Foreign tax rate difference                886       1,212       2,232
Net change in valuation allowance
  excluding the tax effect of
  extraordinary items and the
  cumulative effect of accounting
  changes                             (108,632)    (47,943)      4,112
Other                                    5,506       2,279       3,259
                                     ----------  ----------  ---------
                                     $ (66,065)  $ (18,500)  $   8,700
                                     ==========  ==========  ==========

    The valuation allowance for deferred tax assets decreased in 1995 by $174,589,000. The decrease consisted of a $90,320,000 decrease resulting from changes in the Company's gross deferred tax assets and liabilities and an $84,269,000 decrease resulting from a change in estimate regarding the realizability of the Company's deferred tax
    assets.   Based  on the Company's trend of  positive  earnings during the past three years and future expectations, the Company determined that it is more likely than not that its deferred tax assets will be fully realized. In 1994, the valuation allowance decreased by $42,078,000 due to changes in the Company's gross deferred tax
    assets  and  liabilities  and  the  realization   of $30,000,000 of the
    Company's net deferred tax asset.

    Significant components of the Company's deferred tax assets and liabilities at December 31, 1995 and 1994, are as follows:

                                YEARS ENDED DECEMBER 31
                                ----------------------
                                   1995         1994
                                ----------   ----------
                                (Dollars in Thousands)
Deferred tax assets:
  SFAS No. 15 interest          $  81,038    $ 125,694
  Accrued insurance                55,497       58,514
  Accrued liabilities              39,665       43,890
  Compensation and benefits        32,365       34,029
  Tax credit carryforwards         14,833       48,765
  Debt issuance costs               6,820       15,445
  Other                             5,561        6,172
                                ----------   ---------


    Subtotal                      235,779      332,509


Deferred tax liabilities:
  Area license agreements         (85,164)     (92,515)
  Property and equipment          (32,853)     (29,192)
  Other                            (8,701)      (6,213)
                                ----------   ----------
    Subtotal                     (126,718)    (127,920)

Valuation allowance                   -       (174,589)
                                ----------   ----------

Net deferred taxes              $ 109,061    $  30,000
                                ==========   ==========

    The Company's net deferred tax asset is recorded in other current assets and other assets (see Notes 4 and 6).
    At December 31, 1995, the Company had approximately $2,849,000 of general business credit carryforwards and $11,984,000 of alternative minimum tax ("AMT") credit carryforwards. The AMT credits have no expiration date. The general business credits expire during the period from 2007 to 2010.
                                    66

15. EARNINGS (LOSS) PER COMMON SHARE
    Primary earnings (loss) per common share is computed by dividing net earnings, plus Convertible Debt interest (see Note 9) net of tax benefits, by the weighted average number of common shares and common
    share  equivalents  outstanding  during  each  year.            The
    exercise of outstanding stock options would not result in a dilution of earnings per share.

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized quarterly financial data for 1995 and 1994 as adjusted for reclassifications to conform to the current-year presentation (see Note
    1) is as follows:

YEAR ENDED DECEMBER 31, 1995:

                             FIRST       SECOND      THIRD      FOURTH
                             QUARTER     QUARTER     QUARTER    QUARTER       YEAR
                            --------    --------    --------    --------    -------
                                 (Dollars in Millions, Except Per-Share Data)
Net sales                   $ 1,545     $ 1,750     $ 1,826     $ 1,625     $ 6,746
Gross profit                    449         512         554         468       1,983
Income taxes (benefit)            2           9          12         (89)        (66)
Earnings (loss) before
  extraordinary gain             (1)         37          50          82         168
Net earnings (loss)              (1)         37          50         185         271
Primary and fully diluted
  earnings (loss) per
  common share before
  extraordinary gain              -         .09         .12         .19         .40

    The second quarter includes a $4,679,000 environmental reimbursement related to outstanding litigation. The fourth quarter includes a $103,169,000 extraordinary gain on redemption of debt related to the refinancing of certain debt securities (see
    Note  8), $84,269,000 from realization of a deferred tax asset (see
    Note 14) and $13,415,000 of expenses accrued for severance and related costs (see Note 7).
                                   67

YEAR ENDED DECEMBER 31, 1994:

                             FIRST       SECOND      THIRD       FOURTH
                            QUARTER     QUARTER     QUARTER     QUARTER       YEAR
                            --------    --------    --------    --------    --------
                                 (Dollars in Millions, Except Per-Share Data)
Net sales                   $ 1,512     $ 1,720     $ 1,811     $ 1,641     $ 6,684
Gross profit                    442         513         544         492       1,991
Income taxes (benefit)            1           6           6         (32)        (19)
Net earnings (loss)              (8)         32          43          25          92
Primary and fully diluted
  earnings (loss) per
  common share                 (.02)        .08         .10         .06         .22

    The second quarter includes a $4,500,000 recovery on a 1992insurance claim. The fourth quarter includes $30 million from realization of a deferred tax asset (see Note 14), $7,405,000 of expenses accrued for severance and related costs (see Note 7), $7,696,000 of expense related to store closings and dispositions of properties, and approximately $6,000,000 in expense relating to the reduction
    of   estimated   net environmental cost reimbursements (see Note 13).


                                    68

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
  The Southland Corporation
We have audited the accompanying consolidated balance sheets of The Southland Corporation and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Southland Corporation and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. As discussed in Notes 12 and 14 to the financial statements, in 1993 the Company changed its method of accounting for postemployment benefits and for income taxes to conform with Statements of Financial Accounting Standards No. 112 and No. 109, respectively.



COOPERS & LYBRAND L.L.P.


Dallas, Texas
February 14, 1996

                                       69
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Certain  of  the  information required in response to  this  Item  is
incorporated   by  reference  from  the  Registrant's  Definitive   Proxy
Statement for the April 24, 1996 Annual Meeting of Shareholders.




    See also "Executive Officers of the Registrant" beginning on page 19, herein.


ITEM 11.  EXECUTIVE COMPENSATION.


    The information required in response to this Item is incorporated herein by reference from the Registrant's Definitive Proxy Statement for the April 24, 1996 Annual Meeting of Shareholders.




ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
    The information required in response to this Item is incorporated herein by reference from the Registrant's Definitive Proxy Statement for the April 24, 1996 Annual Meeting of Shareholders.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
    The information required in response to this Item is incorporated herein by reference to the Registrant's Definitive Proxy Statement for the April 24, 1996 Annual Meeting of Shareholders.



                                       70



                                  PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as a part of this report:

1. The Southland Corporation and Subsidiaries' Financial Statements for the three years in the period ended December 31, 1995 are included herein:
                                                           PAGE
Consolidated Balance Sheets - December 31,1995 and 1994     43
Consolidated Statements of Earnings - Years Ended December  44
  31, 1995, 1994 and 1993
Consolidated Statements of Shareholders' Equity (Deficit)   45
- Years Ended December 31, 1995,
  1994 and 1993
Consolidated Statements of Cash Flows - Years Ended         46
  December 31, 1995, 1994 and 1993
Notes to Consolidated Financial Statements                  47
Independent Auditors' Report of Coopers & Lybrand L.L.P.    69

2. The Southland Corporation and Subsidiaries' Financial Statement Schedule, included herein.
                                                           PAGE

Independent Auditors' Report of Coopers & Lybrand L.L.P.    76
on Financial Statement Schedule

  II - Valuation and Qualifying Accounts                    77

All other schedules have been omitted because they are not applicable, are not required, or the required information is shown in the financial statements or notes thereto.

3. The following is a list of the Exhibits required to be filed by Item 601 of Regulation S-K.

EXHIBIT
NO.

2.             PLAN OF ACQUISITION, REORGANIZATION,
                  ARRANGEMENT, LIQUIDATION OR SUCCESSION.

2.(1)          Debtor's  Plan of Reorganization, dated  October
               24,   1990,  as  filed  in  the  United   States Bankruptcy
               Court, Northern District  of  Texas, Dallas Division, and
               Addendum to Debtor's  Plan
               of   Reorganization  dated  January  23,   1991,
               incorporated  by  reference  to  The   Southland
               Corporation's Current Report on Form  8-K  dated January
               23,  1991,  File  Numbers  0-676             and
               0-16626, Exhibits 2.1 and 2.2.
2.(2)          Stock  Purchase Agreement, dated as  of  January
               25,   1991,   by   and   among   The   Southland
               Corporation,  Ito-Yokado Co.,  Ltd.  and  Seven Eleven
               Japan   Co.,  Ltd.,   incorporated   by reference   to   The
               Southland   Corporation's Current  Report  on Form 8-K dated
               January  23, 1991,  File  Numbers 0-676 and 0-16626,
               Exhibit 2.3.
2.(3)          Confirmation Order issued on February  21,  1991
               by  the  United States Bankruptcy Court for  the Northern
               District  of Texas,  Dallas  Division, incorporated  by
               reference  to  The   Southland Corporation's Current Report
               on Form  8-K  dated
               March  4,  1991, File Numbers 0-676 and 0-16626, Exhibit
               2.1.
3.             ARTICLES OF INCORPORATION AND BYLAWS.
3.(1)          Second  Restated  Articles of  Incorporation  of

                                       71
               The Southland Corporation, as amended through March 5, 1991, incorporated by reference to The Southland Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, Exhibit 3.(1).
3.(2)          Bylaws  of  The Southland Corporation,  restated
               as  amended  through March 5, 1991, incorporated by
               reference  to  The Southland   Corporation's Annual  Report
               on Form 10-K for the  year  ended December 31, 1990, Exhibit
               3.(2).

4.             INSTRUMENTS  DEFINING  THE  RIGHTS  OF  SECURITY
               HOLDERS,   INCLUDING  INDENTURES  (SEE  EXHIBITS
               3.(1) AND 3.(2), ABOVE).
4.(i)(1)       Specimen  Certificate for Common  Stock,  $.0001
               par   value,   incorporated  by   reference   to
               The  Southland  Corporation's Annual  Report  on Form  10-K
               for the year ended December 31, 1990, Exhibit 4.(i)(2).
4.(i)(2)       Form  of  Voting  Agreement and  Stock  Transfer
               Restriction  and Buy-Back Agreement relating  to shares  of common stock, $.01 par value,  issued pursuant  to  Grant
               Stock Plan, incorporated  by reference to Registration
               Statement on  Form  S8, Reg. No. 33-25327, Exhibits 4.5 and
               4.4.
4.(i)(3)       Shareholders Agreement dated as of  November  1,
               1988,  by  and  among The Southland Corporation, Thompson
               Brothers,  L.P.,   Thompson   Capital
               Partners,   L.P.,   The  Hayden   Company,   The
               Williamsburg  Corporation,  Four  J  Investment, L.P.,  each
               Limited Partner of Thompson  Capital Partners, L.P. as of
               the date thereof,  and  The Philp  Co.,  incorporated by
               reference  to  File No.  0-676, Annual Report on Form 10-K for  year ended  December 31, 1988, Exhibit  4(i)(7),  Tab
               2.
4.(i)(4)       Shareholders  Agreement dated  as  of  March  5,
               1991,    among    The   Southland   Corporation,
               Ito-Yokado  Co.,  Ltd.,  IYG  Holding   Company,
               Thompson   Brothers,  L.P.,   Thompson   Capital
               Partners,   L.P.,   The  Hayden   Company,   The
               Williamsburg  Corporation,  Four  J  Investment, L.P.,   The
               Philp  Co.,  participants  in     the
               Company's  Grant Stock Plan who are  signatories thereto
               and   certain  limited   partners       of
               Thompson   Capital  Partners,   L.P.   who   are
               signatories  thereto, incorporated by  reference to
               Schedule 13D filed by Ito-Yokado Co.,  Ltd., Seven-Eleven
               Japan Co., Ltd.  and  IYG  Holding Company, Exhibit A.
4.(i)(5)       First  Amendment, dated December  30,  1992,  to
               Shareholders  Agreement, dated as  of  March  5,
               1991, incorporated by reference to File Nos.  0676 and 0-16626,
               Annual Report on Form 10-K for year ended December 31, 1992,
               Exhibit 4.(i)(5), Tab 1.
4.(i)(6)       Second  Amendment, dated February 28,  1996,  to           Tab 1
               Shareholders  Agreement, dated as  of  March  5, 1991.*
4.(i)(7)       Warrant  Agreement dated as of  March  5,  1991,
               among  certain Holders of Common Shares  of  The Southland
               Corporation named therein, Wilmington Trust  Company, as
               Warrant Agent, The  Southland Corporation    and   Ito-
               Yokado    Co.,          Ltd.,
               incorporated by reference to Schedule 13D  filed by  Ito-
               Yokado  Co.,  Ltd.,  Seven-Eleven  Japan Co., Ltd. and IYG
               Holding Company, Exhibit B.
4.(i)(8)       Specimen   Warrant  Certificates   to   Purchase
                                       72
               Common   Shares  of  The  Southland  Corporation pursuant to
               Warrant Agreement dated as of  March 5,   1991,  with
               Wilmington  Trust  Company  as Warrant  Agent,  incorporated by  reference  to The  Southland  Corporation's Annual
               Report  on Form  10-K for the year ended December 31, 1990,
               Exhibit 4.(i)(7).
4.(ii)(1)      Indenture,  including Debenture, with Ameritrust
               Company   National  Association,   as   trustee, providing
               for   5%   First   Priority   Senior
               Subordinated Debentures due December  15,  2003,
               incorporated  by  reference  to  The   Southland
               Corporation's  Annual Report on  Form  10-K  for the   year
               ended  December  31,  1990,  Exhibit 4.(ii)(2).
4.(ii)(2)      Indenture, including Debentures, with The  Riggs
               National  Bank of Washington, D.C.,  as  trustee providing for  4  1/2% Second  Priority  Senior Subordinated
               Debentures (Series A) due June  15, 2004,  4%  Second
               Priority Senior  Subordinated Debentures  (Series B) due
               June  15,  2004,  and 12% Second   Priority   Senior
               Subordinated
               Debentures  (Series  C)  due  June   15,   2009,
               incorporated  by  reference  to  The   Southland
               Corporation's  Annual Report on  Form  10-K  for the   year
               ended  December  31,  1990,  Exhibit 4.(ii)(3).
4.(ii)(3)      Indenture    among   Cityplace  Center East Corporation,
               Security Pacific National Bank,  as Trustee,  and  The
               Sanwa Bank  Limited,  Dallas Agency,   dated   as  of
               February 15,1987, providing  for  7  7/8% Notes due
               February  15, 1995,  incorporated by reference to File No.
               0 676,  Annual  Report on Form 10-K for  the  year ended
               December 31, 1986, Exhibit 4(ii)(8).
4.(ii)(4)      Specimen  7  7/8%  Note due February  15,  1995,
               issued  by  Cityplace Center  East  Corporation,
               incorporated  by  reference to File  No.  0-676, Annual
               Report on Form 10-K for the  year  ended December 31, 1986,
               Exhibit 4(ii)(9).
4.(ii)(5)      Form of 4 1/2% Convertible Quarterly Income Debt
               Securities  due 2010, incorporated by  reference to  File
               Nos. 0-676 and 0-16626, Form 8-K, dated November 21, 1995,
               Exhibit 4(v)-1.

9.             VOTING  TRUST  AGREEMENT.   NONE.   (EXCEPT  SEE
               EXHIBITS 4.(I)(2) AND 4.(I)(4), ABOVE.)

10.            MATERIAL CONTRACTS.
10.(i)(1)      Stock  Purchase  Agreement among  The  Southland
               Corporation,  Ito-Yokado Co.,  Ltd.  and  Seven Eleven Japan
               Co., Ltd., dated as of January  25, 1991.  See Exhibit
               2.(2), above.
10.(i)(2)      Credit  Agreement, dated as of  July  31,  1987,
               amended  and restated as of December  16,  1994, among  The
               Southland Corporation, the financial institutions  party
               thereto as  Senior  Lenders, the  financial  institutions
               party  thereto  as Issuing Banks, Citicorp North America,
               Inc.,  as Administrative  Agent,  and  The  Sakura     Bank,
               Limited,   New   York   Branch,   as   Co-Agent,
               incorporated  by  reference to File  Nos.  0-676 and  0-
               16626, Annual Report on Form 10-K for the year ended
               December 31, 1994, Exhibit 10(i)(2).
10.(i)(3)      Second  Amendment,  dated  as  of  November  28,
               1995, to Third Amended and Restated Credit Agreement, dated as of July 31, 1987, as subsequently amended and restated (See Exhibit

                                       73
               10(i)(2)  above), incorporated by  reference  to File  Nos.
               0-676 and 0-16626, Form  8-K,  dated November 21, 1995,
               Exhibit 10(i)-1.
10.(i)(4)      Credit   and  Reimbursement  Agreement  by   and
               between  Cityplace Center East  Corporation,  an indirect
               wholly owned subsidiary of  Southland, and  The  Sanwa  Bank
               Limited,  Dallas  Agency, dated  February  15,  1987,
               relating  to   $290 million  of 7 7/8% Notes due February
               15,  1995, issued by Cityplace Center East Corporation  (to which Southland is not a party and which is non recourse
               to   Southland),        incorporated         by
               reference  to File No. 0-676, Annual  Report  on Form  10-K for the year ended December 31, 1986, Exhibit 10(i)(6).
10.(i)(5)      Third  Amendment  to  Credit  and  Reimbursement
               Agreement,  dated as of February  10,  1995,  by and
               between  The  Sanwa Bank,  Limited,  Dallas Agency  and
               Cityplace Center East  Corporation, incorporated  by
               reference to File  Nos.  0-676 and  0-16626, Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit
               10(i)(4).
10.(i)(6)      Amended  and  Restated Lease  Agreement  between
               Cityplace    Center   East    Corporation    and
               The   Southland  Corporation  relating  to   The Southland
               Tower,  Cityplace  Center,   Dallas,
               Texas,   incorporated  by   reference   to   The
               Southland  Corporation's Annual Report  on  Form 10-K  for
               the  year  ended December  31,  1990, Exhibit 10.(i)(7).
10.(i)(7)      Limited  Recourse  Financing for  The  Southland
               Corporation    relating   to   royalties    from
               Seven-Eleven  (Japan)  Company,  Ltd.   in   the amount  of
               Japanese  Yen 41,000,000,000,  dated March  21,  1988,
               incorporated by  reference  to File  No. 0-676, Annual
               Report on Form 10-K  for year    ended   December   31,
               1988,   Exhibit 10.(i)(6).
10.(i)(8)      Issuing  and Paying Agency Agreement,  dated  as         Tab 2
               of  August  17,  1992,  relating  to  commercial
               paper  facility,  Form of  Note,  Indemnity  and
               Reimbursement  Agreement and  amendment  thereto and
               Guarantee.*
10.(ii)(B)(1)  Standard   Form  of  7-Eleven  Store   Franchise         Tab 3
               Agreement.*
10.(iii)(A)(1) John  P. Thompson Employment Agreement dated  as of  March 5, 1991, incorporated by reference  to
               The  Southland  Corporation's Annual  Report  on Form  10-K
               for the year ended December 31, 1990, Exhibit
               10.(iii)(A)(1).
10.(iii)(A)(2)  Jere  W. Thompson Employment Agreement dated  as of  March
                5, 1991, incorporated by reference to The Southland Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, Exhibit 10.(iii)(A)(2).
10.(iii)(A)(3)  The  Southland Corporation Executive  Protection Plan
                Summary, incorporated by reference to The Southland Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, Exhibit 10.(iii)(A)(3).
10.(iii)(A)(4)  The  Southland  Corporation  Officers'  Deferred
                Compensation     Plan,     sample     agreement,
                incorporated  by  reference  to  The   Southland
                Corporation's  Annual Report on  Form  10-K  for the   year
                ended December 31, 1993, Exhibit 10.(iii)(A)(4). 10.(iii)(A)(5) Executive Interest Differential Reimbursement Program,
                incorporated by reference to File No. 0676, Annual Report on Form 10-K for the year ended December 31, 1982,
                Exhibit 10(iii)(A)(9), Tab 4.
10.(iii)(A)(6)  Bonus  Deferral Agreement relating  to  deferral of  Bonus
                Payment, incorporated by reference  to

                                       74
                File  No. 0-676, Annual Report on Form 10-K  for the   year
                ended  December  31,  1988,  Exhibit 10(iii)(A)(9), Tab 7.
10.(iii)(A)(7)  Form   of   documents  relating  to   Collateral Assignment
                of  Insurance Program,  incorporated by  reference  to File
                Nos. 0-676  and  0-16626, Annual  Report on Form 10-K for
                the  year  ended December 31, 1989, Exhibit 10.(iii)(A)(10),
                Tab 4.
10.(iii)(A)(8)  1995 Performance Plan, as amended July 1995.*            Tab 4
10.(iii)(A)(9)  1995  Stock  Incentive  Plan,  incorporated   by
             reference to Registration No. 33-63617,  Exhibit
                4.10.
10.(iii)(A)(10) Form  of  Award  Agreement granting  options  to         Tab 5
                purchase Common Stock, dated October 23, 1995, under the 1995 Stock Incentive Plan.* 10.(iii)(A)(11)
Consultant's  Agreement  between  The  Southland
                Corporation and Timothy N. Ashida, incorporated by reference to File No. 0-676, Annual Report on Form 10-K for the year ended December 31, 1991, Exhibit
                10(iii)(A)(10), Tab 4.

11.             STATEMENT RE COMPUTATION OF PER-SHARE EARNINGS.          Tab 6
                    CALCULATION OF EARNINGS PER SHARE.*

21.             SUBSIDIARIES  OF  THE  REGISTRANT  AS  OF  MARCH         Tab 7
                1996.*
23.             CONSENTS OF EXPERTS AND COUNSEL.                         Tab 8
                CONSENT OF COOPERS & LYBRAND L.L.P.,
                INDEPENDENT AUDITORS.*

27.             FINANCIAL DATA SCHEDULE.
             FILED  ELECTRONICALLY  ONLY,  NOT  ATTACHED   TO
                PRINTED REPORTS.
________________________
*Filed or furnished herewith

(b) Reports on Form 8-K.

    During the fourth quarter of 1995, the Company filed one report on Form 8-K reporting the issuance of $300 million of 4 1/2% Convertible
    Quarterly   Income   Debt   Securities   to   Ito-Yokado   Co.,   Ltd.
    ($153 million) and Seven-Eleven Japan Co., Ltd. ($147 million) and the successful completion of the Company's tender offer to purchase 40% of both its outstanding 5% First Priority Senior Subordinated Debentures due 2003 and its outstanding 4 1/2% Second Priority Senior Subordinated Debentures (Series A) due 2004.

(c) The exhibits required by Item 601 of Regulation S-K are attached hereto or incorporated by reference herein.

(d)(3)  The financial statement schedule for The Southland Corporation and Subsidiaries is included herein, as follows:

        Schedule II - The Southland Corporation and Subsidiaries Valuation
                      and Qualifying Accounts
                      (for the Years Ended December 31, 1995; 1994 and 1993).
                                       75
INDEPENDENT AUDITORS' REPORT
To the Board of Directors and Shareholders of
  The Southland Corporation
Our  report  on  the consolidated financial statements of  The  Southland
Corporation and Subsidiaries, which includes an explanatory paragraph describing the changes in methods of accounting for postemployment benefits and income taxes in 1993, is included on page 69 of this Form 10K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 71 of this Form 10-K.
In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





COOPERS & LYBRAND L.L.P.


Dallas, Texas
February 14, 1996




                                       76


                                                                                                          SCHEDULE II
                                    THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                                         VALUATION AND QUALIFYING ACCOUNTS
                                   Years Ended December 31, 1995, 1994 and 1993 (Dollars
                                              in Thousands)


                                                                     Additions
                                                                ----------------------
                                                  Balance at   Charged to   Charged to                     Balance at
                                                  beginning    costs and      other                          end of
                                                  period     expenses     accounts     Deductions          of period
                                                  ----------   ----------   ----------    ----------       ----------
Allowance for doubtful accounts:

 Year ended December 31, 1995.................... $   6,790    $     931    $    -        $  (2,863) (1)   $   4,858

 Year ended December 31, 1994....................     7,822          307         153 (2)     (1,492) (1)       6,790

 Year ended December 31, 1993....................    11,925        6,021       1,209 (2)    (11,333) (1)       7,822

Allowance for environmental cost reimbursements:

 Year ended December 31, 1995....................    18,890          -           -           (5,185) (3)      13,705

 Year ended December 31, 1994....................    12,529        6,361         -              -             18,890

 Year ended December 31, 1993....................       -            -        12,529 (4)        -             12,529


(1)  Uncollectible accounts written off, net of recoveries.
(2) Represents amounts charged to the reserve for the sale and closing of the distribution and food centers.
(3) Includes an adjustment due to the reassessment of the estimated reimbursement collectibility.
(4) Prior to year ended December 31, 1993, the allowance and related receivables were netted with the environmental liability.






                                         77


                               SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                   THE SOUTHLAND CORPORATION
                                   (Registrant)
March 27, 1996                          /s/ Clark J. Matthews, II
                                        ------------------------
                                        Clark J. Matthews, II
President and Chief Executive Officer
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf  of  the registrant and in the capacities and on  the dates indicated.

                              TITLE                                       DATE
/s/ Masatoshi Ito             Chairman of the Board and Director          March 27,
1996
-------------------------
Masatoshi Ito

/s/ Toshifumi Suzuki          Vice Chairman of the Board and Director     March 27,
1996
-------------------------
Toshifumi Suzuki

/s/ Clark J. Matthews, II     President and Chief Executive Officer and   March 27,
1996
-------------------------     Director (Principal Executive Officer)
Clark J. Matthews, II

/s/ James W. Keyes            Senior Vice President, Finance              March 27,
1996
-------------------------     (Principal Financial Officer)
James W. Keyes

/s/ Donald E. Thomas          Controller                                  March 27,
1996
-------------------------     (Principal Accounting Officer)
Donald E. Thomas

/s/ Yoshitami Arai            Director                                    March 27,
1996
-------------------------
Yoshitami Arai

/s/ Timothy N. Ashida         Director                                    March 27,
1996
-------------------------
Timothy N. Ashida

/s/ Jay W. Chai               Director                                    March 27,
1996
-------------------------
Jay W. Chai

/s/ Gary J. Fernandes         Director                                    March 27,
1996
-------------------------
Gary J. Fernandes


/s/ Masaaki Kamata            Director                                    March 27,
1996
-------------------------
Masaaki Kamata

/s/ Kazuo Otsuka              Director                                    March 27,
1996
-------------------------
Kazuo Otsuka

/s/ Asher O. Pacholder        Director                                    March 27,
1996
-------------------------
Asher O. Pacholder

/s/ Nobutake Sato             Director                                    March 27,
1996
-------------------------
Nobutake Sato

/s/ Tatsuhiro Sekine          Director                                    March 27,
1996
-------------------------
Tatsuhiro Sekine

/s/ John P. Thompson          Director                                    March 27,
1996
-------------------------
John P. Thompson

/s/ Jere W. Thompson          Director                                    March 27,
1996
-------------------------
Jere W. Thompson


                                             78