Form 10-Q
period 1996-03-31
SOUTHLAND CORP
filed 1996-05-01
CIK 92344

			      FORM 10-Q


		    SECURITIES AND EXCHANGE COMMISSION
			  WASHINGTON, D.C. 20549
			     _________________

(MARK ONE)

	[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

		For the quarterly period ended March 31, 1996

				     OR

	[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		SECURITIES EXCHANGE ACT OF 1934

		   COMMISSION FILE NUMBERS 0-676 AND 0-16626
			     ___________________

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

	409,922,935 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of March 31, 1996.

			THE SOUTHLAND CORPORATION
				  INDEX


									   PAGE
									    NO.
									   ----

Part I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

	Condensed Consolidated Balance Sheets -
	  March 31, 1996 and December 31,1995   ......................        1

	Condensed Consolidated Statements of Earnings -
	  Three Months Ended March 31, 1996 and 1995 .................        2

	Condensed Consolidated Statements of Cash Flows -
	  Three Months Ended March 31, 1996 and 1995  ................        3

	Notes to Condensed Consolidated Financial Statements .........        4

	Report of Independent Accountants ............................        5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	 FINANCIAL CONDITION AND RESULTS OF OPERATIONS................        6

Part II.  OTHER INFORMATION

	ITEM 1.  LEGAL PROCEEDINGS ...................................       11

	ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ....................       11

SIGNATURES............................................................       12

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

Exhibit (27) - Financial Data Schedule..............................       *

*Submitted in electronic format only



				    (i)

		     THE SOUTHLAND CORPORATION AND SUBSIDIARIES
		       CONDENSED CONSOLIDATED BALANCE SHEETS
		   (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)
				      ASSETS

						       MARCH 31,      DECEMBER 31,
							   1996             1995
						   ---------------  ---------------
						   (UNAUDITED)

CURRENT ASSETS:
   Cash and cash equivalents.  .  .  .  .  .  .  . $       84,331   $       43,047
   Accounts and notes receivable  .  .  .  .  .  .        104,107          107,224
   Inventories  .  .  .  .  .  .  .  .  .  .  .  .        105,279          102,020
   Other current assets  .  .  .  .  .  .  .  .  .        106,547          103,816
						   ---------------  ---------------
       TOTAL CURRENT ASSETS .  .  .  .  .  .  .  .        400,264          356,107
PROPERTY AND EQUIPMENT.  .  .  .  .  .  .  .  .  .      1,337,842        1,335,783
OTHER ASSETS  . .  .  .  .  .  .  .  .  .  .  .  .        381,572          389,227
						   ---------------  ---------------
						   $    2,119,678   $    2,081,117
						   ===============  ===============

		   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Trade accounts payable   .  .  .  .  .  .  .  . $      199,910   $      195,154
   Accrued expenses and other liabilities  .  .  .        333,471          329,429
   Commercial paper.  .  .  .  .  .  .  .  .  .  .         87,064           50,198
   Long-term debt due within one year   .  .  .  .        168,396          145,346
						   ---------------  ---------------
       TOTAL CURRENT LIABILITIES  .  .  .  .  .  .        788,841          720,127
DEFERRED CREDITS AND OTHER LIABILITIES  .  .  .  .        230,495          236,545
LONG-TERM DEBT  .  .  .  .  .  .  .  .  .  .  .  .      1,675,080        1,705,237
CONVERTIBLE QUARTERLY INCOME DEBT SECURITIES  .  .        300,000          300,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT):
   Common stock, $.0001 par value .  .  .  .  .  .             41               41
   Additional capital .  .  .  .  .  .  .  .  .  .        625,574          625,574
   Accumulated deficit   .  .  .  .  .  .  .  .  .     (1,500,353)      (1,506,407)
						   ---------------  ---------------
       TOTAL SHAREHOLDERS' EQUITY (DEFICIT )  .  .       (874,738)        (880,792)
						   ---------------  ---------------
						   $    2,119,678   $    2,081,117
						   ===============  ===============




	     See notes to condensed consolidated financial statements.

				    1

			   THE SOUTHLAND CORPORATION AND SUBSIDIARIES
			 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
			 (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)
					  (UNAUDITED)

									      THREE MONTHS
									     ENDED MARCH 31,
								    ----------------------------
									 1996             1995
								    ------------    ------------
REVENUES:
     Net sales (Including $232,481 and $233,982 in excise taxes).   $ 1,562,614     $ 1,544,779
     Other income  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .        17,021          16,749
								    ------------    ------------
								      1,579,635       1,561,528
COSTS AND EXPENSES:
     Cost of goods sold  .  .  .  .  .  .  .  .  .  .  .  .  .  .     1,120,568       1,095,542
     Operating, selling, general and administrative expenses .  .       426,851         442,001
     Interest expense, net  .  .  .  .  .  .  .  .  .  .  .  .  .        23,068          22,897
								    ------------    ------------
								      1,570,487       1,560,440
								    ------------    ------------

EARNINGS BEFORE INCOME TAXES.  .  .  .  .  .  .  .  .  .  .  .  .         9,148           1,088
INCOME TAXES .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         3,659           2,050
								    ------------    ------------

NET EARNINGS (LOSS).  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   $     5,489     $      (962)
								    ============    ============

NET EARNINGS (LOSS) PER COMMON SHARE (Primary and Fully Diluted).          $.02            $  -
									   =====           =====


		    See notes to condensed consolidated financial statements.


					    2

			     THE SOUTHLAND CORPORATION AND SUBSIDIARIES
			  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
				      (DOLLARS IN THOUSANDS)
					   (UNAUDITED)
										    THREE MONTHS
										   ENDED MARCH 31,
									     ---------------------------
										  1996          1995
									     -------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss) .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . $      5,489   $      (962)
    Adjustments to reconcile net earnings (loss) to net cash
	provided by operating activities:
	Depreciation and amortization of property and equipment.  .  .  .  .       39,746        34,857
	Other amortization .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .        4,757         4,534
	Deferred income taxes .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       (1,209)          272
	Noncash interest expense .  .  .  .  .  .  .  .  .  .  .  .  .  .  .          459           738
	Other noncash income  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .          (88)         (224)
	Net loss on property and equipment.  .  .  .  .  .  .  .  .  .  .  .          756           660
	Decrease in accounts and notes receivable  .  .  .  .  .  .  .  .  .        5,952         9,895
	Increase in inventories  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       (3,259)          (15)
	(Increase) decrease in other assets  .  .  .  .  .  .  .  .  .  .  .         (449)          398
	Increase (decrease) in trade accounts payable and other liabilities.        4,024       (46,352)
									     -------------  ------------
		NET CASH PROVIDED BY OPERATING ACTIVITIES.  .  .  .  .  .  .       56,178         3,801
									     -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for purchase of property and equipment.  .  .  .  .  .  .  .  .      (45,246)      (37,899)
    Proceeds from sale of property and equipment.  .  .  .  .  .  .  .  .  .        2,448         2,820
    Other.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         (904)          528
									     -------------  ------------
		NET CASH USED IN INVESTING ACTIVITIES .  .  .  .  .  .  .  .      (43,702)      (34,551)
									     -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from commercial paper and revolving credit facilities.  .  .  .      823,488     1,085,171
    Payments under commercial paper and revolving credit facilities  .  .  .     (765,987)   (1,076,930)
    Principal payments under long-term debt agreements.  .  .  .  .  .  .  .      (28,693)       (8,213)
    Other.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .          -            (657)
									     -------------  ------------
		NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES  .  .  .       28,808          (629)
									     -------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  .  .  .  .  .  .  .  .       41,284       (31,379)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR  .  .  .  .  .  .  .  .  .  .       43,047        59,288
									     -------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD   .  .  .  .  .  .  .  .  .  .  . $     84,331   $    27,909
									     =============  ============
RELATED DISCLOSURES FOR CASH FLOW REPORTING:
    Interest paid, excluding SFAS No.15 Interest.  .  .  .  .  .  .  .  .  . $    (25,455)  $   (21,839)
									     =============  ============
    Net income taxes refunded (paid).  .  .  .  .  .  .  .  .  .  .  .  .  . $      1,181   $    (3,717)
									     =============  ============


			 See notes to condensed consolidated financial statements.


						3

THE SOUTHLAND CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 1996

(UNAUDITED)

1. BASIS OF PRESENTATION:

    The condensed consolidated balance sheet as of March 31, 1996, and the condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal, recurring adjustments) necessary to present fairly the financial position at March 31, 1996, and the results of operations and cash flows for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

     The condensed consolidated balance sheet as of December 31, 1995, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, include accounting policies and additional information pertinent to an understanding of both the December 31, 1995, balance sheet and the interim financial statements. The information has not changed except as a result of normal transactions in the three months ended March 31, 1996.

2. IMPAIRMENT OF LONG-LIVED ASSETS:

     As of January 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets." SFAS No. 121 establishes accounting standards for the impairment of long-lived assets to be held and used and for long-lived assets to be disposed of. The adoption of SFAS No. 121 did not have a material effect on the Company's earnings.

		      REPORT OF INDEPENDENT ACCOUNTANTS
	   -----------------------------------------------------





To the Board of Directors and Shareholders of The Southland Corporation

We have reviewed the accompanying condensed consolidated balance sheet of The Southland Corporation and Subsidiaries as of March 31, 1996, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of earnings, shareholders' equity (deficit), and cash flows for the year then ended (not presented herein); and in our report dated February 14, 1996, which included an explanatory paragraph describing the change in method of accounting for postemployment benefits and for income taxes in 1993, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

COOPERS & LYBRAND L.L.P.



Dallas, Texas
April 22, 1996

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1996

Summary of Results of Operations
- ---------------------------------

	The Company's net earnings for the first quarter of 1996 totalled $5.5 million ($.02 per share) compared to a net loss of $1.0 million (-$.00 per share) for the same period in 1995. This improvement was primarily due to reduced operating, selling, general and administrative expenses.

(EXCEPT WHERE NOTED, ALL PER-STORE NUMBERS REFER TO AN AVERAGE OF ALL STORES RATHER THAN ONLY STORES OPEN MORE THAN ONE YEAR)

Management Strategies
- ---------------------

	Since 1992, the Company has been committed to several key strategies that it believes, over the long term, will provide further differentiation and allow 7-Eleven to maintain its position as the premier convenience retailer. These strategies include:
    - Continued upgrades to the Company's store base by remodeling existing stores, closing underperforming stores and developing new sites.
    - A customer-driven approach to merchandising which focuses on providing the customer an expanded selection of quality products at a good value.
    - Everyday-fair-pricing strategy which provides consistent, reasonable prices on all items.
    - Daily delivery of fresh perishable items and high-quality, ready-to-eat foods providing fresher products, improved in-stock conditions and lower product costs.
    - Implementation of a retail automation system has initially automated accounting and other store-level tasks. When fully complete, the system will provide each store, as well as suppliers and distributors, with on-line information to make improved ordering decisions.

	The Company believes these strategies have contributed to successful results as evidenced by nine consecutive quarters of same-store merchandise sales growth and thirteen consecutive quarters of increased merchandise gross profits per store.



Sales
- -----
	The Company recorded net sales of $1.56 billion for the three months ended March 31, 1996, compared to sales of $1.54 billion during the same period in 1995, even with an average of 171 fewer stores (31 with gas) as a result of closures (see Management Strategies). The first quarter of 1996 produced U.S. same-store (stores open more than one year) merchandise sales increase of 2.7% (1.5% excluding the additional day in 1996 for leap year). After adjusting for first quarter inflation of 2.1%, same-store merchandise sales real growth was 0.6% (-.5% excluding the additional day).

	Gasoline sales dollars per store increased 3.6% for the first quarter of 1996, due to per-store gallonage improvement of 2.0% and an average increase in sales price of 1.8 cents per gallon.

Gross Profits
- --------------
						    Three Months Ended March 31, 1996
						    ---------------------------------
							Merchandise      Gasoline
							-----------     ----------
Gross Profit - dollars in millions                      $    401.6      $    40.4

INCREASE/(DECREASE) FROM PRIOR YEAR
- ------------------------------------
Average per store gross profit dollar change                   3.0%       (12.7)%
Margin point change (gasoline in cents per gallon)            (.35)        (1.98)
Average per store sales (gasoline in gallons)                  4.1%          2.0%


	Merchandise gross profit was $.5 million lower in the first quarter of 1996 when compared to the same period in 1995. Per-store sales growth for the first quarter was not enough to offset the effects of an average of 171 fewer stores and the drop in margin.

	During the first quarter of 1996, merchandise margins declined slightly compared to the same period in 1995. This decline was the result of several factors, including rising product costs that were not entirely passed on to the consumer and initial introductory costs associated with new, fresh-food products. Management is actively working to reduce product costs in an effort to maintain a merchandise margin level consistent with last year.

	During the first three months of 1996, gasoline gross profits declined $6.6 million from the same time period in 1995 due to lower margins. Gasoline results during the quarter were affected by difficult market conditions that kept wholesale costs rising throughout the period. Unusually low industry crude oil and gasoline inventory levels caused product costs to rise. Such lower inventories can be attributed to unusually severe winter weather in the Northeast and to uncertainty over the future outcome of the Iraq oil embargo.

Operating, Selling, General and Administrative Expenses ("OSG&A")
- ------------------------------------------------------------------

	Operating, selling, general and administrative expenses decreased
$15.2 million in the first quarter of 1996 compared to the same period in 1995. The majority of the decrease in OSG&A expenses resulted from cost savings realized from reductions in force, lower insurance and benefit costs, and the effect of having fewer stores (see Management Strategies). The ratio of OSG&A expenses to sales was 27.3% in the first three months of 1996, a decrease of
1.3 percentage points from the same period in 1995. While the ratio will vary on a quarterly basis, management expects some of this improvement over prior year results to continue through the remainder of the year.

Interest Expense, Net
- ---------------------

	In November 1995, the Company consummated a $216.7 million tender offer to purchase a portion ($263.3 million face value) of its public debt securities (see Liquidity and Capital Resources - Financing Activities). The purchase was financed by the issuance of $300 million of 4.5% Convertible Quarterly Income Debt Securities due 2010 ("Convertible Debt"). The annual interest expense of $13.7 million from issuing the Convertible Debt will not be offset by a corresponding reduction in interest expense for the retired debentures, because the retired debentures were accounted for pursuant to Statement of Financial Accounting Standards No. 15 ("SFAS No. 15"). SFAS No. 15 provides that future interest payments on the Company's currently outstanding public debt securities be recorded as debt on the balance sheet and charged against such balances when paid rather than being recorded as interest expense in the income statement.

	The Company's first quarter 1996 net interest expense was flat, increasing only $.2 million over 1995. Despite the incremental interest expense from the Convertible Debt, the Company expects total interest expense to remain relatively flat for the remainder of the year, due to the expectation of lower floating rates and debt balances coupled with lower short-term borrowings from use of the Convertible Debt proceeds not used in the tender offer.

	Approximately 36% of the Company's debt contains floating rates, which had a weighted average interest rate of 6.07% for the first quarter of 1996 versus 6.78% for the same time period in 1995. In the first quarter of 1996, the Company reduced its exposure to short-term fluctuations in rates on a substantial portion of its floating rate bank debt by selecting six month and one year LIBOR maturities at current favorable rates rather than the shorter terms it has selected in the past.


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

	On November 22, 1995, the Company completed a tender offer for 40% of the face value of both its 5% First Priority Senior Subordinated Debentures due December 15, 2003 ($180.6 million) and 4 1/2% Second Priority Senior Subordinated Debentures-Series A ($82.7 million) due June 15, 2004 (collectively, the "Debentures"). Under the terms of the offer the final clearing prices were $840 and $786 for the 5% and 4 1/2% Debentures, respectively, per $1,000 face amount, resulting in a cash outlay by the Company of $216.7 million.

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

	For the period ended March 31, 1996, the Company was in compliance with all of the covenants required under the Credit Agreement, including compliance with the principal financial and operating covenants (calculated over the latest 12 month period) as follows:


									   Requirements:
								--------------------------------
Covenants                               Actuals          Minimum             Maximum
- ---------                               -------         ---------           ---------
Interest coverage *                    2.90 to 1.0      2.70 to 1.0
Fixed charge coverage                  1.01 to 1.0      1.00 to 1.0
Senior indebtedness to EBITDA          3.51 to 1.0                          4.10 to 1.0

	* INCLUDES EFFECTS OF THE SFAS NO. 15 INTEREST PAYMENTS.

	During the first three months, the Company repaid $28.7 million of debt, which included the $18.8 million scheduled quarterly installment under the Credit Agreement. Outstanding balances at March 31, 1996, for the commercial paper, the Term Loan and the Revolver were $387.1 million, $281.3 million and $25.0 million, respectively. As of March 31, 1996, outstanding letters of credit issued pursuant to the Credit Agreement totaled $80.1 million.

Cash From Operating Activities
- ------------------------------

	Net cash provided by operating activities was $56.2 million for the first quarter of 1996, an increase of $52.4 million over the same period in 1995. The majority of this improvement was caused by the timing of payments of trade payables and other liabilities, combined with the improved performance previously discussed in the Results of Operations section.

Capital Expenditures
- --------------------

	In the first three months, net cash used in investing activities consisted primarily of payments of $45.2 million for property and equipment, the majority of which was used for remodeling stores, upgrading retail gasoline facilities, replacing equipment and complying with environmental regulations.

	The Company expects to spend approximately $200 million on capital in 1996, excluding lease commitments. The exact amount spent will depend upon the level of EBITDA generated relative to fixed charge coverage requirements under the Credit Agreement. Capital expenditures will be used to complete remodels started in 1995; to remodel about 1,100 additional stores; for development or acquisition of new stores; to replace equipment; to upgrade gasoline facilities and to comply with environmental regulations. While the Company will look at the economics of each new site, it anticipates that it will finance new store construction primarily through leases containing initial terms of 15-20 years with typical option renewal periods.


Capital Expenditures - Gasoline Equipment
- ------------------------------------------
	The Company incurs ongoing costs to comply with federal, state and local environmental laws and regulations primarily relating to underground storage tank ("UST") systems. The Company anticipates it will spend approximately $12 million in 1996 on capital improvements required to comply with environmental regulations relating to USTs, as well as above-ground vapor recovery equipment at store locations and approximately an additional $22 million on such capital improvements from 1997 through 1999.

Environmental Compliance - Stores
- ---------------------------------
	The Company accrues for the anticipated future costs of environmental clean-up activities (consisting of environmental assessment and remediation) relating to detected releases of regulated substances at its existing and previously owned or operated sites at which gasoline has been sold (including store sites and other facilities that have been sold by the Company). At March 31, 1996, the Company has an accrued liability of $59.1 million for such activities and anticipates that substantially all such expenditures will be incurred within the next five years. This estimate is based on the Company's prior experience with gasoline sites and its consideration of such factors as the age of the tanks, location of tank sites and experience with contractors who perform environmental assessment and remedial work.

	Under state reimbursement programs the Company is eligible to receive reimbursement for a portion of future costs, as well as a portion of costs previously paid. At March 31, 1996, the Company has recorded a gross receivable of $69.7 million (a net receivable of $57.0 million after an allowance of $12.7 million) for the estimated probable state reimbursement. There is no assurance of the timing of the receipt of state reimbursement funds; however, based on its experience, the Company expects to receive the majority of state reimbursement funds within one to four years after payment of eligible assessment and remediation expenses, assuming that the state administrative procedures for processing such reimbursements have been fully developed.

	The estimated future assessment and remediation expenditures and related state reimbursement amounts could change in the future as governmental requirements and state reimbursement programs continue to be implemented or revised.

Environmental Compliance - Chemical Plant
- -----------------------------------------
	In December 1988, the Company closed its chemical manufacturing facility in New Jersey. As a result, the Company is required to conduct environmental remediation at the facility and has accrued a liability for this purpose. As required, the Company has submitted a clean-up plan to the New Jersey Department of Environmental Protection (the "State"), which provides for remediation of the site for approximately a three to five year period, as well as continued groundwater treatment for a projected 20 year period. While the Company has received initial comments from the State, the clean-up plan has not been finalized. The Company has recorded liabilities representing its best estimates of the clean-up costs of $37.6 million at March 31, 1996. Of this amount, $31.2 million was included in deferred credits and other liabilities and the remainder in accrued expenses and other liabilities. In 1991, the Company entered into a settlement agreement with a large chemical company that formerly owned the facility. Under the settlement agreement, the former owner agreed to pay a substantial portion of the clean-up costs described above. The Company has recorded a receivable of $21.9 million at March 31, 1996, representing the former owner's portion of the clean-up costs.

	None of the amounts related to environmental liabilities have been discounted.

PART II.

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

	There are no reportable suits or proceedings pending or threatened against the Company other than as previously reported.


Item 6.  Exhibits and Reports on Form 8-K.

     (a)   Exhibits:

	   1.  Exhibit (11) -- Statement re Computation of Per-Share Earnings.

	   2.  Exhibit (15) -- Letter re Unaudited Interim Financial
			       Information.
				   Letter of Coopers & Lybrand, Independent
				   Accountants.

	   3.  Exhibit (27) -- Financial Data Schedule.
			       Submitted in electronic format only.

      (b)  8-K Reports:

During the first quarter of 1996, the Company filed no reports on Form 8-K.

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

							THE SOUTHLAND CORPORATION

							(Registrant)



Date:  May 1, 1996                          /s/   Clark J. Matthews, II
					    ---------------------------
					    (Officer)
					    Clark J. Matthews, II
					    President and Chief Executive
					    Officer


Date:  May 1, 1996                         /s/     Donald E. Thomas
					   ----------------------------
					   (Principal Accounting Officer)
					   Donald E. Thomas
					   Controller