Form 10-Q
period 1996-06-30
SOUTHLAND CORP
filed 1996-08-02
CIK 92344

                                    FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _________________

(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

			For the quarterly period ended June 30, 1996

                                      OR

	[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
		EXCHANGE ACT OF 1934

			COMMISSION FILE NUMBERS 0-676 AND 0-16626
		 	   __________________

				       THE SOUTHLAND CORPORATION
             (Exact name of registrant as specified in its charter)

		   TEXAS						      75-1085131
	State or other jurisdiction of				   (I.R.S. Employer
	 incorporation or organization)				 Identification No.)

2711 NORTH HASKELL AVE., DALLAS, TEXAS				      75204-2906
(Address of principal executive offices)				      (Zip code)

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

	409,922,935 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of June 30, 1996.

                               THE SOUTHLAND CORPORATION
                                         INDEX


											    PAGE
											     NO.
											  --------

Part I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

	Condensed Consolidated Balance Sheets -
        June 30, 1996 and December 31, 1995 ............................   1

	Condensed Consolidated Statements of Earnings -
	  Three Months and Six Months Ended June 30, 1996 and 1995 .......    2

	Condensed Consolidated Statements of Cash Flows -
	  Six Months Ended June 30, 1996 and 1995 ..........................  3

	Notes to Condensed Consolidated Financial Statements ...............  4

	Report of Independent Accountants...................................  5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	     AND RESULTS OF OPERATIONS .....................................  6

Part II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS .........................................  12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......  13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ..........................  14

SIGNATURES .........................................................  15

Exhibit (11) - Statement re Computation of Per-Share Earnings .... Tab 1

Exhibit (15) - Letter re Unaudited Interim Financial Information . Tab 2

Exhibit (27) - Financial Data Schedule..............................   *

*Submitted in electronic format only

                                    (I)

                    THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)
                                      ASSETS

                                                               JUNE 30,      DECEMBER 31,
                                                                 1996            1995
                                                             -------------   ------------
                                                             (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents.  .  .  .  .  .  .  .  .  .     $     69,457    $     43,047
   Accounts and notes receivable  .  .  .  .  .  .  .  .          105,262         107,224
   Inventories  .  .  .  .  .  .  .  .  .  .  .  .  .  .          106,241         102,020
   Other current assets  .  .  .  .  .  .  .  .  .  .  .          106,687         103,816
                                                             -------------   -------------
       TOTAL CURRENT ASSETS .  .  .  .  .  .  .  .  .  .          387,647         356,107
PROPERTY AND EQUIPMENT.  .  .  .  .  .  .  .  .  .  .  .        1,342,457       1,335,783
OTHER ASSETS .  .  .  .  .  .  .  .  .  .  .  .  .  .  .          364,351         389,227
                                                             -------------   -------------
                                                             $  2,094,455    $  2,081,117
                                                             =============   =============

                     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Trade accounts payable.  .  .  .  .  .  .  .  .  .  .     $    212,433    $    195,154
   Accrued expenses and other liabilities  .  .  .  .  .          337,635         329,429
   Commercial paper.  .  .  .  .  .  .  .  .  .  .  .  .           96,097          50,198
   Long-term debt due within one year.  .  .  .  .  .  .          132,769         145,346
                                                             -------------   -------------
       TOTAL CURRENT LIABILITIES  .  .  .  .  .  .  .  .          778,934         720,127
DEFERRED CREDITS AND OTHER LIABILITIES  .  .  .  .  .  .          223,336         236,545
LONG-TERM DEBT  .  .  .  .  .  .  .  .  .  .  .  .  .  .        1,635,549       1,705,237
CONVERTIBLE QUARTERLY INCOME DEBT SECURITIES  .  .  .  .          300,000         300,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT):
   Common stock, $.0001 par value .  .  .  .  .  .  .  .               41              41
   Additional capital .  .  .  .  .  .  .  .  .  .  .  .          625,574         625,574
   Accumulated deficit   .  .  .  .  .  .  .  .  .  .  .       (1,468,979)     (1,506,407)
                                                             -------------   -------------
       TOTAL SHAREHOLDERS' EQUITY (DEFICIT)   .  .  .  .         (843,364)       (880,792)
                                                             -------------   -------------
                                                             $  2,094,455    $  2,081,117
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

                                        1

                               THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                              (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)
                                              (UNAUDITED)

                                                       THREE MONTHS                  SIX MONTHS
                                                      ENDED JUNE 30,               ENDED JUNE 30,
                                                ---------------------------   ---------------------------
                                                    1996           1995           1996           1995
                                                ------------   ------------   ------------   ------------
REVENUES:
     Net sales (Including $246,432, $253,836,
         $478,913 and $487,818 in excise taxes) $ 1,791,736    $ 1,750,265    $ 3,354,350    $ 3,295,044
     Other income .  .  .  .  .  .  .  .  .  .       20,485         17,904         37,506         34,653
                                                ------------   ------------   ------------   ------------
                                                  1,812,221      1,768,169      3,391,856      3,329,697
COSTS AND EXPENSES:
     Cost of goods sold .  .  .  .  .  .  .  .    1,266,440      1,237,967      2,387,008      2,333,509
     Operating, selling, general and
         administrative expenses .  .  .  .  .      472,008        464,065        898,859        906,066
     Interest expense, net .  .  .  .  .  .  .       23,128         20,350         46,196         43,247
                                                ------------   ------------   ------------   ------------
                                                  1,761,576      1,722,382      3,332,063      3,282,822
                                                ------------   ------------   ------------   ------------
EARNINGS BEFORE INCOME TAXES  .  .  .  .  .  .       50,645         45,787         59,793         46,875
INCOME TAXES.  .  .  .  .  .  .  .  .  .  .  .       20,258          9,029         23,917         11,079
                                                ------------   ------------   ------------   ------------
NET EARNINGS.  .  .  .  .  .  .  .  .  .  .  .  $    30,387    $    36,758    $    35,876    $    35,796
                                                ============   ============   ============   ============

NET EARNINGS PER COMMON SHARE
    (Primary and Fully Diluted)  .  .  .  .  .         $.07           $.09           $.08           $.09
                                                       =====          =====          =====          =====




                        See notes to condensed consolidated financial statements.

                                                     2

                                      THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Dollars in thousands)
                                                     (UNAUDITED)
                                                                                        SIX MONTHS
                                                                                      ENDED JUNE 30,
                                                                               ---------------------------
                                                                                   1996           1995
                                                                               ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . $    35,876    $    35,796
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and amortization of property and equipment  .  .  .  .  .      80,807         71,001
        Other amortization.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       9,513          9,366
        Deferred income taxes.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       7,941            272
        Noncash interest expense.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         904          1,117
        Other noncash expense (income).  .  .  .  .  .  .  .  .  .  .  .  .  .         474           (747)
        Net loss on property and equipment  .  .  .  .  .  .  .  .  .  .  .  .         569            613
        Decrease (increase) in accounts and notes receivable  .  .  .  .  .  .       8,476         (3,691)
        Increase in inventories .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .      (4,221)        (7,415)
        (Increase) decrease in other assets .  .  .  .  .  .  .  .  .  .  .  .      (1,973)         1,810
        Increase (decrease) in trade accounts payable and other  .  .  .  .  .      13,091        (26,599)
                                                                               ------------   ------------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES.  .  .  .  .  .  .     151,457         81,523
                                                                               ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for purchase of property and equipment  .  .  .  .  .  .  .  .  .     (94,687)       (87,517)
    Proceeds from sale of property and equipment  .  .  .  .  .  .  .  .  .  .       7,433          7,003
    Other  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         376            828
                                                                               ------------   ------------
                  NET CASH USED IN INVESTING ACTIVITIES .  .  .  .  .  .  .  .     (86,878)       (79,686)
                                                                               ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from commercial paper and revolving credit facilities  .  .  .  .   1,762,600      1,989,926
    Payments under commercial paper and revolving credit facilities .  .  .  .  (1,712,949)    (1,992,775)
    Principal payments under long-term debt agreements  .  .  .  .  .  .  .  .     (87,820)       (35,150)
    Other  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         -             (787)
                                                                               ------------   ------------
                  NET CASH USED IN FINANCING ACTIVITIES .  .  .  .  .  .  .  .     (38,169)       (38,786)
                                                                               ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .  .  .  .  .  .  .  .  .      26,410        (36,949)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .  .  .  .  .  .  .  .  .  .  .      43,047         59,288
                                                                               ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  .  .  .  .  .  .  .  .  .  .  .  . $    69,457    $    22,339
                                                                               ============   ============

RELATED DISCLOSURES FOR CASH FLOW REPORTING:
    Interest paid, excluding SFAS No.15 Interest  .  .  .  .  .  .  .  .  .  . $   (51,692)   $   (47,256)
                                                                               ============   ============
    Net income taxes paid .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . $    (5,881)   $   (20,155)
                                                                               ============   ============


                              See notes to condensed consolidated financial statements.

                                                           3

		THE SOUTHLAND CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED JUNE 30, 1996
				(UNAUDITED)


1. BASIS OF PRESENTATION:

	The condensed consolidated balance sheet as of June 30, 1996, and the condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal, recurring adjustments) necessary to present fairly the financial position at June 30, 1996, and the results of operations and cash flows for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

	The condensed consolidated balance sheet as of December 31, 1995, is derived from the audited financial statements but does not include all
disclosures required by generally accepted accounting principles.   The
notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, include accounting policies and additional information pertinent to an understanding of both the December 31, 1995, balance sheet and the interim financial statements. The information has not changed except as a result of normal transactions in the six months ended June 30, 1996.

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

REPORT OF INDEPENDENT ACCOUNTANTS
- ---------------------------------




To the Board of Directors and Shareholders of The Southland Corporation

We have reviewed the accompanying condensed consolidated balance sheet of The Southland Corporation and Subsidiaries as of June 30, 1996, the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the company's management.

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



Dallas, Texas
July 31, 1996

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996

SUMMARY OF RESULTS OF OPERATIONS
- --------------------------------
	The Company's net earnings for the second quarter and first six months of 1996 were $30.4 million ($.07 per share) and $35.9 million ($.08 per share), respectively, compared to net earnings of $36.8 million ($.09 per share) and $35.8 million ($.09 per share) for the same periods in 1995. Pre-tax earnings of $50.6 million for the second quarter of 1996 were $4.9 million higher than the same period in 1995, and after excluding one-time income of $4.7 million received during the second quarter of 1995 relating to an environmental litigation settlement, the Company's pre-tax earnings improvement exceeded 23%.

MANAGEMENT STRATEGIES
- ---------------------
	Since 1992, the Company has been committed to several key strategies that it believes, over the long term, will provide further differentiation and allow 7-Eleven to maintain its position as the premier convenience retailer. These strategies include:
 	Continued upgrades to the Company's store base by remodeling existing stores, closing underperforming stores and developing new sites.
 	A customer-driven approach to merchandising which focuses on providing the customer an expanded selection of quality products at a good value.
 	Everyday-fair-pricing strategy which provides consistent, reasonable prices on all items.
 	Daily delivery of fresh perishable items and high-quality, ready-to-eat foods providing fresher products, improved in-stock conditions and lower product costs.
 	Implementation of a retail information system which has initially automated accounting and other store-level tasks. When fully complete, the system will provide each store, as well as suppliers and distributors, with on-line information to make improved ordering decisions.

	The Company has made considerable progress toward implementation of these strategies and believes they have contributed to improved results. Through the second quarter, the Company has now experienced ten consecutive quarters of same-store (stores open more than one year) merchandise sales growth and fourteen consecutive quarters of increased merchandise gross profits per store.

(EXCEPT WHERE NOTED, ALL PER-STORE NUMBERS REFER TO AN AVERAGE OF ALL STORES RATHER THAN ONLY STORES OPEN MORE THAN ONE YEAR)

SALES
- -----
	The Company recorded net sales of $1.79 billion for the second quarter and $3.35 billion in the first six months of 1996, compared to net sales of $1.75 billion and $3.30 billion during the same periods last year. Second quarter sales growth was achieved even though the Company operated an average of 123 fewer stores than during the same period in 1995, due to store closings (see Management Strategies). Merchandise sales growth per store was as follows:

                                                   PERIODS ENDING JUNE 30,1996
                                                   ---------------------------
INCREASE FROM PRIOR YEAR                           THREE MONTHS     SIX MONTHS
- ------------------------                           ------------     ----------
U.S. same-store sales                                 2.4%              2.6%
U.S. same-store real growth; excluding inflation       .1%               .4%
7-Eleven inflation                                    2.3%              2.2%

	Gasoline sales dollars per store increased 7.4% for the second quarter and 5.6% for the first six months of 1996 in comparison to the same periods in 1995, due to an average increase in sales price of 11.3 and 6.5 cents per gallon for the quarter and the six months, respectively. Sales in gallons per store declined 1.6% during the second quarter and were flat for the first six months, as a result of market factors which affect the way the Company manages its gasoline business.

GROSS PROFITS                                     PERIODS ENDING JUNE 30, 1996
- -------------                                     ----------------------------
                                                  THREE MONTHS      SIX MONTHS
                                                  ------------      ----------
                                     MERCHANDISE GASOLINE MERCHANDISE GASOLINE
                                     ----------- -------- ----------- --------
Gross Profit - DOLLARS IN MILLIONS     $ 472.3   $ 53.0     $ 873.8   $ 93.5

INCREASE/(DECREASE) FROM PRIOR YEAR
- -----------------------------------
Average per-store gross profit
       dollar change                       3.3%    20.1%        3.2%    3.3%
Margin point change
       (gasoline in cents per gallon)     (.06)    2.75        (.19)    .41
Average per-store sales
       (gasoline in gallons)               3.5%    (1.6)%       3.8%     .1%

	Merchandise gross profit increased by $4.8 million in the second quarter and $4.2 million for the six months, when compared to the same periods in 1995. Per-store sales growth during the second quarter offset the effects of fewer stores and a slightly lower margin.

	The lower merchandise margin during the second quarter was the result of several factors, including rising product costs that were not entirely passed on to the consumer and initial introductory costs associated with new, fresh-food products. Management is actively working to reduce product costs in an effort to maintain a merchandise margin level consistent with last year.

	During the second quarter and first six months of 1996, gasoline gross profits increased $8.2 million and $1.6 million, respectively, over the same periods in 1995. Margins in the second quarter improved as wholesale costs trended-down and the markets' volatile inventory conditions began to show more stability.

OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("OSG&A")
- -----------------------------------------------------------------

                                               PERIODS ENDING JUNE 30, 1996
                                              ------------------------------
                                              THREE MONTHS        SIX MONTHS
                                              ------------       ------------
                                              1996    1995       1996    1995
                                              -----  -----       ----    ----
Total OSG&A expenses                         $472.0  $464.1     $898.9  $906.1
Ratio of OSG&A to sales                       26.3%   26.5%      26.8%   27.5%

	During the second quarter, OSG&A expenses increased $7.9 million, compared to the same period in 1995. The main items impacting the second quarter comparison were: I) the receipt of $4.7 million relating to an environmental litigation settlement in 1995, ii) higher depreciation attributable to the Company's extensive remodeling program, and iii) increased costs associated with the implementation of a retail information system (see Management Strategies). For the six month comparison, OSG&A expenses declined $7.2 million due to reductions in force, lower insurance and benefit costs, and the effect of having fewer stores. In managing its existing base of expenses, the Company will continue to drive out unnecessary costs, while at the same time devoting resources to the implementation of its retail information system and other strategic initiatives.

INTEREST EXPENSE, NET
- ---------------------

	In November 1995, the Company consummated a $216.7 million tender offer to purchase a portion ($263.3 million face value) of its public debt securities (see Liquidity and Capital Resources). The purchase was financed by the issuance of $300 million 4.5% Convertible Quarterly Income Debt Securities due 2010 ("Convertible Debt"). The annual interest expense of $13.7 million from issuing the Convertible Debt will not be offset by a corresponding reduction in interest expense for the retired debentures, because the retired debentures were accounted for pursuant to Statement of Financial Accounting Standards No. 15 ("SFAS No. 15"). SFAS No. 15 provides that future interest payments on the Company's currently outstanding public debt securities be recorded as debt on the balance sheet and charged against such balances when paid rather than being recorded as interest expense in the income statement.

	Net interest expense increased $2.8 million and $2.9 million over 1995, during the second quarter and first six months of 1996, respectively. Several factors caused the change in net interest expense during the second quarter including increases from the Convertible Debt interest (explained in paragraph above) and lower interest income, offset by declines from lower principal balances and lower rates on floating rate debt. The lower interest income was primarily the result of a new money order agreement. The new agreement eliminates interest income from the funding arrangement; however, it provides lower cost of goods and operating costs, which will more than offset the impact of the lost interest. While the Company expects interest expense to remain relatively flat for 1996, interest income is expected to decline approximately $5 million.

	Approximately 35% of the Company's debt contains floating rates, which had a weighted average interest rate of 5.74% for the second quarter and 5.91% for the first six months of 1996 versus 6.83% and 6.80% for the same time periods in 1995. In early 1996, the Company reduced its exposure to short-term fluctuations in rates on a substantial portion of its floating rate bank debt by selecting six month and one year LIBOR maturities at favorable rates rather than the shorter terms it has selected in the past.


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

	On November 22, 1995, the Company completed a tender offer for 40% of the face value of both its 5% First Priority Senior Subordinated Debentures due December 15, 2003 ($180.6 million) and 4 1/2% Second Priority Senior Subordinated Debentures - Series A ($82.7 million) due June 15, 2004 (collectively, the "Debentures"). Under the terms of the offer, the final clearing prices were $840 and $786 for the 5% and 4 1/2% Debentures, respectively, per $1,000 face amount, resulting in a cash outlay by the Company of $216.7 million.

	To finance the purchase of the Debentures, the Company issued $300 million in Convertible Debt to Ito-Yokado Co., Ltd., and Seven-Eleven Japan Co., Ltd., the joint owners of IYG Holding Company, which is the Company's majority shareholder. The remaining proceeds of $83.3 million were made available for general corporate purposes. The Convertible Debt is subordinated to all existing debt, has a 15-year term with no amortization and is convertible into the Company's common shares at $4.16 per share.

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

	For the period ended June 30, 1996, the Company was in compliance with all of the covenants required under the Credit Agreement, including compliance with the principal financial and operating covenants (calculated over the latest 12-month period) as follows:

                                                          REQUIREMENTS:
                                                    --------------------------
COVENANTS                               ACTUALS       MINIMUM       MAXIMUM
- ---------                             -----------   -----------    -----------
Interest coverage *                   3.16 to 1.0   2.70 to 1.0
Fixed charge coverage                 1.01 to 1.0   1.00 to 1.0
Senior indebtedness to EBITDA         3.26 to 1.0                  4.10 to 1.0
	* INCLUDES EFFECTS OF THE SFAS NO. 15 INTEREST PAYMENTS.

	During the first six months of 1996, the Company has repaid $87.8 million of debt, which included $56.2 million representing three of the four quarterly installments due in 1996 under the Credit Agreement, $12.8 million for principal payments on the Company's yen-denominated loan (secured by the royalty income stream from its area licensee in Japan) and $11.2 million for SFAS No. 15 interest. Outstanding balances at June 30, 1996, for the commercial paper, the Term Loan and the Revolver were $396.1 million, $243.8 million and $10.0 million, respectively. As of June 30, 1996, outstanding letters of credit issued pursuant to the Credit Agreement totaled $79.9 million.

CASH FROM OPERATING ACTIVITIES
- ------------------------------

	Net cash provided by operating activities was $95.3 million for the second quarter and $151.5 million for the first six months of 1996, an increase of $17.6 million and $69.9 million over the same periods, respectively, in 1995. The increased operating cash flow resulted primarily from improved operating performance (previously discussed in the Results of Operations section), combined with the timing of payments of trade payables and other liabilities.

CAPITAL EXPENDITURES
- --------------------

	In the first six months, net cash used in investing activities consisted primarily of payments of $94.7 million for property and equipment, the majority of which was used for remodeling stores, upgrading retail gasoline facilities, replacing equipment and complying with environmental regulations.

	The Company expects to spend approximately $200 million on capital improvements in 1996, excluding lease commitments. Current year capital expenditures funding will depend upon the level of EBITDA generated relative to fixed charge coverage requirements. Capital expenditures will be used to complete remodels started in 1995; to remodel about 1,100 additional stores; for development or acquisition of new stores; to replace equipment; to upgrade gasoline facilities and to comply with environmental regulations. While the Company will look at the economics of each new site, it anticipates that it will finance new store construction primarily through leases containing initial terms of 15-20 years with typical option renewal periods.

CAPITAL EXPENDITURES - GASOLINE EQUIPMENT
- -----------------------------------------

	The Company incurs ongoing costs to comply with federal, state and local environmental laws and regulations primarily relating to underground storage tank ("UST") systems. The Company anticipates it will spend approximately $10 million in 1996 on capital improvements required to comply with environmental regulations relating to USTs, as well as above-ground vapor recovery equipment at store locations and approximately an additional $26 million on such capital improvements from 1997 through 1999.

ENVIRONMENTAL COMPLIANCE - STORES
- ---------------------------------

	The Company accrues for the anticipated future costs of environmental clean-up activities (consisting of environmental assessment and remediation) relating to detected releases of regulated substances at its existing and previously owned or operated sites at which gasoline has been sold (including store sites and other facilities that have been sold by the Company). At June 30, 1996, the Company has an accrued liability of $54.9 million for such activities and anticipates that substantially all such expenditures will be incurred within the next five years. This estimate is based on the Company's prior experience with gasoline sites and its consideration of such factors as the age of the tanks, location of tank sites and experience with contractors who perform environmental assessment and remedial work.

	Under state reimbursement programs, the Company is eligible to receive reimbursement for a portion of future costs, as well as a portion of costs previously paid. At June 30, 1996, the Company has recorded a gross receivable of $63.8 million (a net receivable of $52.0 million after an allowance of $11.8 million) for the estimated probable state reimbursement. There is no assurance of the timing of the receipt of state reimbursement funds; however, based on its experience, the Company expects to receive the majority of state reimbursement funds within one to four years after payment of eligible assessment and remediation expenses, assuming that the state administrative procedures for processing such reimbursements have been fully developed.

	The estimated future assessment and remediation expenditures and related state reimbursement amounts could change in the future as governmental requirements and state reimbursement programs continue to be implemented or revised.

ENVIRONMENTAL COMPLIANCE - CHEMICAL PLANT
- -----------------------------------------
	In December 1988, the Company closed its chemical manufacturing facility in New Jersey. As a result, the Company is required to conduct environmental remediation at the facility and has accrued a liability for this purpose. As required, the Company has submitted a clean-up plan to the New Jersey Department of Environmental Protection (the "State"), which provides for remediation of the site for approximately a three to five year period, as well as continued groundwater treatment for a projected 20 year period. While the Company has received initial comments from the State, the clean-up plan has not been finalized. The Company has recorded liabilities representing its best estimates of the clean-up costs of $37.4 million at June 30, 1996. Of this amount, $30.8 million was included in deferred credits and other liabilities and the remainder in accrued expenses and other liabilities. In 1991, the Company entered into a settlement agreement with a large chemical company that formerly owned the facility. Under the settlement agreement, the former owner agreed to pay a substantial portion of the clean-up costs described above. The Company has recorded a receivable of $21.8 million at June 30, 1996, representing the former owner's portion of the clean-up costs.

	None of the amounts related to environmental liabilities have been discounted.

PART II.

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

VALENTE, et al. v. THE SOUTHLAND CORPORATION, et al.

	As previously reported, a suit was filed against the Company and other defendants on March 15, 1996, in the U.S. District Court for the Northern District of California, entitled VALENTE, et al. v. THE SOUTHLAND
CORPORATION, et al., Case No. 3:96-CV-1786-P ("Valente"). This suit was filed by the same attorneys who represent the plaintiffs IN 7-ELEVEN OWNERS FOR FAIR FRANCHISING v. THE SOUTHLAND CORPORATION, Case No. 722272-6 ("7-Eleven OFFF"), which, as previously reported, is pending in state court in California. The Valente case, which alleges essentially the same issues as the 7-Eleven OFFF case, was filed on behalf of a purported class consisting of all persons who owned 7-ELEVEN franchises during the last six years, except those located in California. The Company's motion to transfer the case to federal court in Dallas was granted on June 24, 1996, and the case is now pending in the U.S. District Court for the Northern District of Texas. The Company intends to contest the certification of a class in this litigation and to defend vigorously against all of the plaintiffs' allegations. The litigation is still at an early stage of development, and the ultimate outcome cannot be predicted.

EMIL V. SPARANO, et al. v. THE SOUTHLAND CORPORATION, et al.

	As previously reported, a suit entitled EMIL V. SPARANO, et al. v. THE SOUTHLAND CORPORATION, et al. was filed in 1994 in the U.S. District Court for the Northern District of Illinois against the Company, its majority owners and certain individual defendants who were officers and/or directors of the Company from 1987 to 1991. The Third Amended Complaint contained seven counts as follows: (I) breach of contract, relating to advertising and equipment; (II) tortious interference with franchise agreements; (III) conspiracy to tortiously interfere with franchise agreements; (IV) fraudulent conveyance; (V) fraudulent misrepresentation; (VI) tortious interference with franchise agreements in connection with the Company's reorganization plan; and (VII) conspiracy to tortiously interfere with franchise agreements in connection with the Company's reorganization plan.

	Southland and certain of the other defendants filed motions to dismiss and for summary judgment on the claims against them and, as of May 17, 1996, the court has dismissed all the individual defendants except John Thompson, Jere Thompson and Clark Matthews and has dismissed the Company's majority owners. In addition, all the counts in the case have been dismissed except: (1) the breach of contract claim stated in Count I which is against Southland only; and (2) the fraudulent misrepresentation claim stated in Count V which is against Southland, John Thompson, Jere Thompson and Clark Matthews.

	The Company intends to contest the certification of a class in this matter, and to continue its defense against all of the claims. Southland believes that it has meritorious defenses to each of the claims; however, the litigation is still at an early stage of development, and the ultimate outcome cannot be predicted.

ARTURO M. VASQUEZ, et al. v. THE SOUTHLAND CORPORATION, et al.

	As previously reported, a suit was filed against the Company entitled ARTURO M. VASQUEZ, et al. v. THE SOUTHLAND CORPORATION, et al., which asserts certain claims on behalf of a purported class of property owners alleging damage from petroleum releases from underground storage tanks at approximately 150 former or current Southland locations in Texas. The Company's motion to transfer venue in this matter to Dallas County, Texas was granted, and upon reconsideration the judge upheld the transfer. The case is now pending in the 162nd Judicial District Court of Dallas County, Texas. Southland strongly contests the plaintiff's effort to obtain certification of a class in this matter and is vigorously defending against the claims in the lawsuit. The litigation is still at an early stage of development, and the ultimate outcome cannot be predicted.

	There are no other reportable suits or proceedings pending or, to the knowledge of the Company, threatened against or affecting the Company, other than as previously reported.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

	On April 24, 1996, the Company held its annual meeting of shareholders. Each of the twelve nominated directors were elected without contest. In addition, the shareholders approved the adoption of the Company's 1995 Stock Incentive Plan and 1995 Performance Plan, and ratified the approval of Coopers & Lybrand L.L.P. to be the Company's independent auditors for 1996.

	(a)	The votes for and the votes withheld for each of the nominees for director were as follows:


NOMINEE                         FOR                          WITHHELD
Masatoshi Ito                   322,136,763                  747,168
Toshifumi Suzuki                322,136,763                  747,168
Clark J. Matthews, II           322,117,440                  766,491
Yoshitami Arai                  322,136,928                  747,003
Timothy N. Ashida               322,147,013                  736,918
Jay W. Chai                     322,140,243                  743,688
Gary J. Fernandes               322,147,013                  736,918
Masaaki Kamata                  322,136,763                  747,168
Kazuo Otsuka                    322,137,013                  746,918
Asher O. Pacholder              322,138,871                  745,060
Nobutake Sato                   322,137,013                  746,918
Tatsuhiro Sekine                322,128,871                  755,060


	(b)	The votes for, against, abstaining and broker non-votes in
connection with the approval of the adoption of the Company's 1995 Stock Incentive Plan were as follows:

	303,473,240 shares were voted for; 5,460,931 shares were voted against; 144,567 shares abstained from voting; and 13,805,193 broker non-votes were received.

	(c)	The votes for, against, abstaining and broker non-votes in
connection with the approval of the Company's 1995 Performance Plan were as follows:

	307,093,199 shares were voted for; 817,597 shares were voted against; 105,331 shares abstained from voting; and 14,867,804 broker non-votes were received.

	(d)	The votes for, against, abstaining and broker non-votes in
connection with the ratification of the appointment of Coopers & Lybrand L.L.P. to be the independent auditors of the Company for 1996 were as follows:

	322,746,183 shares were voted for; 90,925 shares were voted against; 46,823 shares abstained from voting; and no broker non-votes were received.


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

During the second quarter of 1996, the Company filed no reports on Form 8-K.

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

							THE SOUTHLAND CORPORATION
						               (Registrant)



Date:  August 2, 1996                  /s/ Clark J. Matthews, II
                                       ------------------------------------
                                      (Officer)
                                      Clark J. Matthews, II
                                      President and Chief Executive Officer


Date:  August 2, 1996                  /s/   Donald E. Thomas
                                       ------------------------------------
                                       (Principal Accounting Officer)
                                       Donald E. Thomas
                                       Controller