Form 10-Q
period 1996-09-30
SOUTHLAND CORP
filed 1996-11-04
CIK 92344

                                 FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                ----------------

(MARK ONE)

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996

                                      OR

     [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                 COMMISSION FILE NUMBERS 0-676 AND 0-16626
                           -----------------

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

         Registrant's telephone number, including area code, 214/828-7011
                               --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes X   No

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     409,922,935 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of September 30, 1996.

                         THE SOUTHLAND CORPORATION
                                  INDEX


                                                                       PAGE
                                                                       NO.
                                                                       ----
Part I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

     Condensed Consolidated Balance Sheets -
       September 30, 1996 and December 31,1995.........................   1

     Condensed Consolidated Statements of Earnings -
       Three Months and Nine Months Ended September 30, 1996 and 1995..   2

     Condensed Consolidated Statements of Cash Flows -
       Nine Months Ended September 30, 1996 and 1995...................   3

     Notes to Condensed Consolidated Financial Statements .............   4

     Report of Independent Accountants.................................   5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS ....................................   6

Part II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ............................................  12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .............................  12

SIGNATURES ............................................................  13

Exhibit (3)   - Bylaws of The Southland Corporation
                     as Amended April 24, 1996 .......................Tab 1

Exhibit (11) - Statement re Computation of Per-Share Earnings ........Tab 2

Exhibit (15) - Letter re Unaudited Interim Financial Information .....Tab 3

Exhibit (27) - Financial Data
Schedule..............................................................    *

*Submitted in electronic format only




                               (i)

                         THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                        (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)
                                          ASSETS

                                                            SEPTEMBER 30,     DECEMBER 31,
                                                                 1996             1995
                                                            -------------    -------------
                                                            (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents  .  .  .  .  .  .  .  .  .  .  $     46,431     $     43,047
   Accounts and notes receivable .  .  .  .  .  .  .  .  .        95,837          107,224
   Inventories .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       101,419          102,020
   Other current assets .  .  .  .  .  .  .  .  .  .  .  .       107,936          103,816
                                                            -------------    -------------
       TOTAL CURRENT ASSETS.  .  .  .  .  .  .  .  .  .  .       351,623          356,107
PROPERTY AND EQUIPMENT  .  .  .  .  .  .  .  .  .  .  .  .     1,339,574        1,335,783
OTHER ASSETS.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       345,738          389,227
                                                            -------------    -------------
                                                            $  2,036,935     $  2,081,117
                                                            =============    =============

                        LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Trade accounts payable  .  .  .  .  .  .  .  .  .  .  .  $    193,460     $    195,154
   Accrued expenses and other liabilities .  .  .  .  .  .       349,216          329,429
   Commercial paper  .  .  .  .  .  .  .  .  .  .  .  .  .        61,130           50,198
   Long-term debt due within one year  .  .  .  .  .  .  .       125,581          145,346
                                                            -------------    -------------
       TOTAL CURRENT LIABILITIES .  .  .  .  .  .  .  .  .       729,387          720,127
DEFERRED CREDITS AND OTHER LIABILITIES .  .  .  .  .  .  .       207,215          236,545
LONG-TERM DEBT .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     1,605,070        1,705,237
CONVERTIBLE QUARTERLY INCOME DEBT SECURITIES .  .  .  .  .       300,000          300,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT):
   Common stock, $.0001 par value.  .  .  .  .  .  .  .  .            41               41
   Additional capital.  .  .  .  .  .  .  .  .  .  .  .  .       625,574          625,574
   Accumulated deficit  .  .  .  .  .  .  .  .  .  .  .  .    (1,430,352)      (1,506,407)
                                                            -------------    -------------
       TOTAL SHAREHOLDERS' EQUITY (DEFICIT ) .  .  .  .  .      (804,737)        (880,792)
                                                            -------------    -------------
                                                            $  2,036,935     $  2,081,117
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


                                                     1

                                   THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                 (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)
                                                (UNAUDITED)

                                                          THREE MONTHS                   NINE MONTHS
                                                       ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                   ---------------------------   ---------------------------
                                                       1996           1995           1996           1995
                                                   ------------   ------------   ------------   ------------
REVENUES:
     Net sales (Including $256,833, $255,799,
         $736,027 and $743,617 in excise taxes).   $ 1,839,870    $ 1,825,887    $ 5,194,220    $ 5,120,931
     Other income.  .  .  .  .  .  .  .  .  .  .        20,178         18,250         57,684         52,903
                                                   ------------   ------------   ------------   ------------
                                                     1,860,048      1,844,137      5,251,904      5,173,834
COSTS AND EXPENSES:
     Cost of goods sold.  .  .  .  .  .  .  .  .     1,298,437      1,271,897      3,685,445      3,605,406
     Operating, selling, general and
         administrative expenses.  .  .  .  .  .       476,671        490,322      1,375,530      1,396,388
     Interest expense, net.  .  .  .  .  .  .  .        22,130         20,624         68,326         63,871
                                                   ------------   ------------   ------------   ------------
                                                     1,797,238      1,782,843      5,129,301      5,065,665
                                                   ------------   ------------   ------------   ------------
EARNINGS BEFORE INCOME TAXES .  .  .  .  .  .  .        62,810         61,294        122,603        108,169
INCOME TAXES  .  .  .  .  .  .  .  .  .  .  .  .        25,124         11,647         49,041         22,726
                                                   ------------   ------------   ------------   ------------
NET EARNINGS  .  .  .  .  .  .  .  .  .  .  .  .   $    37,686   $     49,647   $     73,562   $     85,443
                                                   ============  =============  =============  =============

NET EARNINGS PER COMMON SHARE
    (Primary and Fully Diluted) .  .  .  .  .  .          $.08           $.12           $.17           $.21
                                                          =====          =====          =====          =====


                                   See notes to condensed consolidated financial statements.


                                                             2

                             THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (DOLLARS IN THOUSANDS)
                                             (UNAUDITED)
                                                                                 NINE MONTHS
                                                                             ENDED SEPTEMBER 30,
                                                                       ------------------------------
                                                                            1996             1995
                                                                       -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   $     73,562     $     85,443
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and amortization of property and equipment .  .        122,870          107,974
        Other amortization  .  .  .  .  .  .  .  .  .  .  .  .  .  .         14,270           14,270
        Deferred income taxes  .  .  .  .  .  .  .  .  .  .  .  .  .         19,748              272
        Noncash interest expense  .  .  .  .  .  .  .  .  .  .  .  .          1,332            1,522
        Other noncash expense (income)  .  .  .  .  .  .  .  .  .  .            144           (1,854)
        Net loss (gain) on property and equipment.  .  .  .  .  .  .             54             (259)
        Decrease in accounts and notes receivable.  .  .  .  .  .  .         18,263           13,216
        Decrease (increase) in inventories .  .  .  .  .  .  .  .  .            601           (2,402)
        Increase in other assets  .  .  .  .  .  .  .  .  .  .  .  .         (3,166)          (1,256)
        Decrease in trade accounts payable and other liabilities.  .        (12,353)         (19,421)
                                                                       -------------    -------------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES  .  .  .        235,325          197,505
                                                                       -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for purchase of property and equipment .  .  .  .  .  .       (137,371)        (144,827)
    Proceeds from sale of property and equipment .  .  .  .  .  .  .         12,214           11,800
    Other .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .          2,938            1,255
                                                                       -------------    -------------
                  NET CASH USED IN INVESTING ACTIVITIES.  .  .  .  .       (122,219)        (131,772)
                                                                       -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from commercial paper and revolving credit facilities .      3,012,509        2,981,083
    Payments under commercial paper and revolving credit facilities.     (3,004,127)      (3,039,459)
    Principal payments under long-term debt agreements .  .  .  .  .       (118,104)         (45,679)
    Other .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .           -                (787)
                                                                       -------------    -------------
                  NET CASH USED IN FINANCING ACTIVITIES.  .  .  .  .       (109,722)        (104,842)
                                                                       -------------    -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.  .  .  .  .  .          3,384          (39,109)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.  .  .  .  .  .  .  .         43,047           59,288
                                                                       -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .  .  .  .  .  .  .  .  .   $     46,431     $     20,179
                                                                       =============    =============

RELATED DISCLOSURES FOR CASH FLOW REPORTING:
    Interest paid, excluding SFAS No.15 Interest .  .  .  .  .  .  .   $    (77,622)    $    (72,689)
                                                                       =============    =============
    Net income taxes paid.  .  .  .  .  .  .  .  .  .  .  .  .  .  .   $    (15,485)    $    (23,235)
                                                                       =============    =============


                             See notes to condensed consolidated financial statements.


                                                      3

              THE SOUTHLAND CORPORATION AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 NINE MONTHS ENDED SEPTEMBER 30, 1996

                           (UNAUDITED)

1. BASIS OF PRESENTATION:

     The condensed consolidated balance sheet as of September 30, 1996, and the condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal, recurring adjustments) necessary to present fairly the financial position at September 30, 1996, and the results of operations and cash flows for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

     The condensed consolidated balance sheet as of December 31, 1995, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, include accounting policies and additional information pertinent to an understanding of both the December 31, 1995, balance sheet and the interim financial statements. The information has not changed except as a result of normal transactions in the nine months ended September 30, 1996.

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

                      REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Shareholders of The Southland Corporation

We have reviewed the accompanying condensed consolidated balance sheet of The Southland Corporation and Subsidiaries as of September 30, 1996, the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the company's management.

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




COOPERS & LYBRAND L.L.P.
Dallas, Texas
October 24, 1996

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1996

SUMMARY OF RESULTS OF OPERATIONS

     The Company's net earnings for the third quarter and first nine months of 1996 were $37.7 million ($.08 per share) and $73.6 million ($.17 per share), respectively, compared to net earnings of $49.6 million ($.12 per share) and $85.4 million ($.21 per share) for the same periods in 1995. Pre-tax earnings of $62.8 million for the third quarter of 1996 were $1.5 million higher than the same period in 1995.

FINANCIAL STATEMENT CHANGES

     Certain expense reclassifications were noted in the Company's December 31, 1995 annual report and 10-K filing, resulting in the restatement of comparative results. Subsequent quarterly filings on Form 10-Q during 1996 have restated prior period results to maintain consistency. The most significant change related to reclassifying buying and occupancy costs (i.e., store rent, depreciation and other store-related occupancy expenses) out of Cost of Goods Sold and into Operating, Selling, General & Administrative expenses.

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

     The Company made considerable progress toward implementation of these strategies during the third quarter, accelerating the development of its retail information system, making the transition to three new combined distribution centers and two new commissaries, and locating new store opportunities. The Company believes that these strategies have contributed to its improved results over the past two years, although in the short term they have resulted in additional costs, and that continuing to implement these strategies will lead to sustainable, profitable growth over the long-term.

(EXCEPT WHERE NOTED, ALL PER-STORE NUMBERS REFER TO AN AVERAGE OF ALL STORES RATHER THAN ONLY STORES OPEN MORE THAN ONE YEAR.)

SALES

     The Company recorded net sales of $1.84 billion for the third quarter and $5.19 billion in the first nine months of 1996, compared to net sales of $1.83 billion and $5.12 billion during the same periods last year. Growth in total sales was achieved during the third quarter primarily as a result of gasoline prices, which overcame the decline from store closings (see Management Strategies) and the slight same-store merchandise sales decrease. During the third quarter, the Company operated an average of 114 fewer stores than the same period in 1995.

     The Company's ongoing challenge to balance short-term performance with its long-term objectives, along with the unseasonably cool and wet weather in some of its largest markets (primarily the East Coast), contributed to the less than desired merchandise sales results during the third quarter. Merchandise sales growth per store was as follows:

                                                          PERIODS ENDING SEPTEMBER 30, 1996
                                                          ---------------------------------
INCREASE(DECREASE) FROM PRIOR YEAR                        THREE MONTHS          NINE MONTHS
----------------------------------                        ------------          -----------
U.S. same-store sales                                         (0.3)%                 1.5%
U.S. same-store real growth; excluding inflation              (2.8)%                (0.7)%
7-Eleven inflation                                             2.5%                  2.3%

     Gasoline sales dollars per store increased 7.9% for the third quarter and 6.4% for the first nine months of 1996 in comparison to the same periods in 1995, due to an average increase in sales price of 8.7 and 7.3 cents per gallon for the quarter and the nine months, respectively. Sales in gallons per store increased 0.6% during the third quarter and 0.3% for the first nine months.

GROSS PROFITS

                                                              PERIODS ENDING SEPTEMBER 30, 1996
                                                              ---------------------------------
                                                      THREE MONTHS                NINE MONTHS
                                                      ------------                -----------
                                                  MERCHANDISE   GASOLINE     MERCHANDISE   GASOLINE
                                                  -----------   --------     -----------   --------
Gross Profit - DOLLARS IN MILLIONS                   $488.0       $53.4        $1,361.9     $146.9

INCREASE/(DECREASE) FROM PRIOR YEAR
-----------------------------------
Average per-store gross profit dollar change            0.0%       (3.4)%           2.1%       0.8%
Margin point change (gasoline in cents per gallon)      (.33)       (.62)           (.24)       .06
Average per-store sales (gasoline in gallons)           1.0%        0.6%            2.8%       0.3%

     Merchandise gross profit decreased by $10.1 million in the third quarter and $5.9 million for the nine months, when compared to the same periods in 1995. These decreases are attributable to the Company operating fewer stores and the decrease in merchandise margin.

     The lower merchandise margin during the third quarter was the result of several factors. Rising product costs and more aggressive retail pricing continue to present a challenge in today's increasingly more competitive environment. Initial costs associated with new, fresh-food products from the further roll-out of the Company's fresh-food program have affected margin as well. In addition, margin was impacted negatively from the cool and wet weather experienced in some of its largest markets that suppressed sales of higher-margin products such as non-alcoholic beverages and related categories.

     During the third quarter and first nine months of 1996, gasoline gross profits decreased $2.5 million and $0.9 million, respectively, versus the same periods in 1995. Margin in the third quarter also declined compared to last year due to high wholesale costs.

OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("OSG&A")
-----------------------------------------------------------------

                                                      PERIODS ENDING SEPTEMBER 30, 1996
                                                      ---------------------------------
                                                      THREE MONTHS             NINE MONTHS
                                                      ------------             -----------
                                                     1996     1995          1996         1995
                                                     ----     ----          ----         ----
Total OSG&A expenses                                 $476.7   $490.3        $1,375.5     $1,396.4
Ratio of OSG&A to sales                               25.9%    26.9%           26.5%       27.3%

     The Company will continue to eliminate unnecessary costs, while devoting resources to the implementation of its retail information system and other strategic initiatives (see Management Strategies). Despite the incremental costs of these initiatives, which exceeded $5 million, OSG&A expenses during the third quarter declined $13.7 million, compared to the same period in 1995. The decrease in OSG&A expenses during the third quarter was primarily due to fewer stores, higher store closing costs in 1995, and lower insurance costs from adjustment to the Company's self-insurance reserves as a result of favorable claims experience. For the nine-month comparison, OSG&A expenses declined $20.9 million due to reductions in force, lower insurance and benefit costs, reduced advertising and environmental remediation expenses, and the effect of having fewer stores.

INTEREST EXPENSE, NET

     In November 1995, the Company consummated a $216.7 million tender offer to purchase a portion ($263.3 million face value) of its public debt securities (see Liquidity and Capital Resources). The purchase was financed by the issuance of $300 million 4.5% Convertible Quarterly Income Debt Securities due 2010 ("Convertible Debt"). The annual interest expense of $13.7 million from issuing the Convertible Debt has not been offset by a corresponding reduction in interest expense for the retired debentures, because the retired debentures were accounted for pursuant to Statement of Financial Accounting Standards No. 15 ("SFAS No. 15"). SFAS No. 15 provides that future interest payments on the Company's currently outstanding public debt securities be recorded as debt on the balance sheet and charged against such balances when paid rather than being recorded as interest expense in the income statement.

     Net interest expense increased $1.5 million and $4.5 million over 1995, during the third quarter and first nine months of 1996, respectively. Several factors caused the change in net interest expense during the third quarter including increases from the Convertible Debt interest (explained in the paragraph above) and lower interest income, offset by declines from lower principal balances and lower rates on floating rate debt. The lower interest income was primarily the result of a new money order agreement. The new agreement eliminates interest income from the funding arrangement; however, it provides lower cost of goods and operating costs, which will more than offset the impact of the lost interest. While the Company expects interest expense to remain relatively flat for 1996, interest income is expected to decline approximately $6 million.

     Approximately 33% of the Company's debt contains floating rates, which had a weighted average interest rate of 5.75% for the third quarter and 5.86% for the first nine months of 1996 versus 6.53% and 6.71% for the same time periods in 1995. In early 1996, the Company reduced its exposure to short-term fluctuations in rates on a substantial portion of its floating rate bank debt by selecting six-month and one-year LIBOR maturities at favorable rates rather than the shorter terms it has selected in the past.


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

     The Credit Agreement contains certain financial and operating covenants requiring, among other things, the maintenance of certain financial ratios, including interest coverage, fixed-charge coverage and senior indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The covenant levels established by the Credit Agreement generally require continuing improvement in the Company's financial condition.

     For the period ended September 30, 1996, the Company was in compliance with all of the covenants required under the Credit Agreement, including compliance with the principal financial and operating covenants (calculated over the latest 12-month period) as follows:

                                                                     REQUIREMENTS:
                                                              ----------------------------
COVENANTS                                       ACTUALS         MINIMUM          MAXIMUM
---------                                     -----------     -----------      -----------
Interest coverage*                            3.22 to 1.0     2.70 to 1.0
Fixed-charge coverage                         1.11 to 1.0     1.00 to 1.0
Senior indebtedness to EBITDA                 3.03 to 1.0                      4.10 to 1.0
     *INCLUDES EFFECTS OF THE SFAS NO. 15 INTEREST PAYMENTS.

     During the first nine months of 1996, the Company has repaid $118.1 million of debt, which included $75.0 million representing all of the quarterly installments due in 1996 under the Credit Agreement, $20.6 million for principal payments on the Company's yen-denominated loan (secured by the royalty income stream from its area licensee in Japan) and $11.2 million for SFAS No. 15 interest. Outstanding balances at September 30, 1996, for the commercial paper, the Term Loan and the Revolver, were $361.1 million, $225.0 million and zero, respectively. As of September 30, 1996, outstanding letters of credit issued pursuant to the Credit Agreement totaled $79.4 million.

CASH FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was $83.9 million for the third quarter and $235.3 million for the first nine months of 1996, a decrease of $32.1 million and increase of $37.8 million over the same periods, respectively, in 1995. The decreased operating cash flow for the third quarter resulted primarily from the timing of payments of trade payables and other liabilities. The year-to-date increase in operating cash flow was mostly due to improved operating performance (previously discussed in the Results of Operations section).

CAPITAL EXPENDITURES

     In the first nine months, net cash used in investing activities consisted primarily of payments of $137.4 million for property and equipment, the majority of which was used for remodeling stores, upgrading retail gasoline facilities, replacing equipment and complying with environmental regulations.

     The Company expects to spend approximately $195 million on capital improvements in 1996, excluding lease commitments. The current capital expenditure funding will depend upon the level of EBITDA generated relative to fixed-charge coverage requirements. Capital expenditures are being used to complete remodels started in 1995; to remodel about 1,050 additional stores; to further implement a retail information system; for development or acquisition of new stores; to replace equipment; to upgrade gasoline facilities and to comply with environmental regulations. While the Company will look at the economics of each new site, it anticipates that it will finance new store construction primarily through leases containing initial terms of 15-20 years with typical option renewal periods.

CAPITAL EXPENDITURES - GASOLINE EQUIPMENT

     The Company incurs ongoing costs to comply with federal, state and local environmental laws and regulations primarily relating to underground storage tank ("UST") systems. The Company anticipates it will spend approximately $11 million in 1996 on capital improvements required to comply with environmental regulations relating to USTs, as well as above-ground vapor recovery equipment at store locations, and approximately an additional $28 million on such capital improvements from 1997 through 1999.

ENVIRONMENTAL COMPLIANCE - STORES

     The Company accrues for the anticipated future costs of environmental clean-up activities (consisting of environmental assessment and remediation) relating to detected releases of regulated substances at its existing and previously owned or operated sites at which gasoline has been sold (including store sites and other facilities that have been sold by the Company). At September 30, 1996, the Company has an accrued liability of $54.0 million for such activities and anticipates that substantially all such expenditures will be incurred within the next five years. This estimate is based on the Company's prior experience with gasoline sites and its consideration of such factors as the age of the tanks, location of tank sites and experience with contractors who perform environmental assessment and remedial work.

     Under state reimbursement programs, the Company is eligible to receive reimbursement for a portion of future costs, as well as a portion of costs previously paid. At September 30, 1996, the Company has recorded a gross receivable of $63.1 million (a net receivable of $51.3 million after an allowance of $11.8 million) for the estimated probable state reimbursements. There is no assurance of the timing of the receipt of state reimbursement funds; however, based on its experience, the Company expects to receive the majority of state reimbursement funds within one to four years after payment of eligible assessment and remediation expenses, assuming that the state administrative procedures for processing such reimbursements have been fully developed.

     The estimated future assessment and remediation expenditures and related state reimbursement amounts could change in the future as governmental requirements and state reimbursement programs continue to be implemented or revised.

ENVIRONMENTAL COMPLIANCE - CHEMICAL PLANT

     In December 1988, the Company closed its chemical manufacturing facility in New Jersey. As a result, the Company is required to conduct environmental remediation at the facility and has accrued a liability for this purpose. As required, the Company has submitted a clean-up plan to the New Jersey Department of Environmental Protection (the "State"), which provides for remediation of the site for approximately a three- to five-year period, as well as continued groundwater treatment for a projected 20-year period. While the Company has received initial comments from the State, the clean-up plan has not been finalized. The Company has recorded liabilities representing its best estimates of the clean-up costs of $36.9 million at September 30, 1996. Of this amount, $30.1 million was included in deferred credits and other liabilities and the remainder in accrued expenses and other liabilities. In 1991, the Company entered into a settlement agreement with a large chemical company that formerly owned the facility. Under the settlement agreement, the former owner agreed to pay a substantial portion of the clean-up costs described above. The Company has recorded a receivable of $21.5 million at September 30, 1996, representing the former owner's portion of the clean-up costs.

     None of the amounts related to environmental liabilities have been discounted.

PART II.

                             OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     There are no reportable suits or proceedings pending or threatened against the Company, other than as previously reported.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)     Exhibits:

          1.     Exhibit (3)   -- Bylaws of The Southland Corporation as
                                  Amended April 24, 1996.

          2.     Exhibit (11) -- Statement re Computation of Per-Share
                                 Earnings.

          3.     Exhibit (15) -- Letter re Unaudited Interim Financial
                                 Information.
                                 Letter of Coopers & Lybrand L.L.P.,
                                 Independent Accountants.

          4.     Exhibit (27) -- Financial Data Schedule.
                                      Submitted in electronic format only.

     (b)     8-K Reports:

During the third quarter of 1996, the Company filed no reports on Form 8-K.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE SOUTHLAND CORPORATION
                                               (Registrant)



Date:  October 31, 1996              /s/     Clark J. Matthews, II
                                     -----------------------------
                                     (Officer)
                                     Clark J. Matthews, II
                                     President and Chief Executive Officer


Date:  October 31, 1996              /s/     Don Thomas
                                     -----------------------------
                                     (Principal Accounting Officer)
                                     Donald E. Thomas
                                     Controller