Form 10-K
period 1996-12-31
SOUTHLAND CORP
filed 1997-03-26
CIK 92344

==============================================================================
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                             __________________

                                  FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended   December 31, 1996
                                  OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ______ to ______

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

Registrant's telephone number, including area code, 214-828-7011
                             ___________________
Securities registered pursuant to Section 12(b) of the Act:

                                                         NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                                 ON WHICH REGISTERED
     -------------------                                 ---------------------
            None                                                   N/A

Securities Registered pursuant to Section 12(g) of the Act:
                                                Common Stock, $.0001 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]   No [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $475,110,200 at March 7, 1997, based upon 139,328,504 shares held by persons other than officers, directors and 5% owners.

            APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]
     409,922,935 shares of Common Stock, $.0001 par value (the registrant's only class of Common Stock), were outstanding as of March 7, 1997.
                     DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the following documents are incorporated by reference into the listed Parts and Items of Form 10-K: Definitive Proxy Statement for April 23, 1997 Annual Meeting of Shareholders: Part III, a portion of Item 10 and Items 11, 12 and 13.
============================================================================



                                            ANNUAL REPORT ON FORM 10-K
                                       For the year ended December 31, 1996

TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  Reference
                                                                                                  Form 10-K

                                                      PART I

Item 1.    Business                                                                                  1
           Executive Officers of the Registrant                                                     19
Item 2.    Properties                                                                               22
Item 3.    Legal Proceedings                                                                        25
Item 4.    Submission of Matters to a Vote of Security Holders                                      28

                                                      PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters                29
Item 6.    Selected Financial Data                                                                  30
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation     31
Item 8.    Financial Statements and Supplementary Data                                              41
           Independent Auditors' Report of Coopers & Lybrand L.L.P. on The Southland                70
           Corporation and Subsidiaries' Financial Statements for each of the three years in the period ended December 31, 1996
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial                71
           Disclosures

                                                      PART III

Item 10.   Directors and Executive Officers of the Registrant and see Part I, Item 1, above          *
Item 11.   Executive Compensation                                                                    *
Item 12.   Security Ownership of Certain Beneficial Owners and Management                            *
Item 13.   Certain Relationships and Related Transactions                                            *

                                                      PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                         72

Signatures                                                                                          78
___________________________
*Included in Form 10-K by incorporation by reference to the Registrant's Proxy Statement, dated March 19, 1997, for the April 23, 1997 Annual Meeting of Shareholders.

SOME OF THE MATTERS DISCUSSED IN THIS FORM 10-K CONTAIN FORWARD-LOOKING STATEMENTS REGARDING THE COMPANY'S
FUTURE BUSINESS PROSPECTS WHICH ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING COMPETITIVE
PRESSURES, ADVERSE ECONOMIC CONDITIONS AND GOVERNMENT REGULATIONS.  THESE ISSUES, AND OTHER FACTORS WHICH
MAY BE IDENTIFIED FROM TIME TO TIME IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE
COMMISSION, COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED IN THE FORWARD-LOOKING
STATEMENTS.


                                    PART I

ITEM 1.  BUSINESS.

                                   GENERAL

The Southland Corporation ("Southland," the "Company" or "Registrant"), conducting business principally under the name 7-ELEVEN-R-, is the largest convenience store chain in the world, with over 16,300 Company-operated, franchised and licensed locations worldwide, and is among the nation's largest retailers.

     The 7-ELEVEN-R- trademark has been registered since 1961 and is well known throughout the United States and in many other parts of the world. The Company believes that 7-ELEVEN-R- is the leading name in the convenience store industry. Notwithstanding its divestitures of stores and other businesses since 1987, the Company remains geographically diversified. The Company has, over the past several years, implemented its strategic plan to divest all its non-convenience store operations, and has trimmed its store operations by consolidating its efforts in certain market areas and by closing less profitable stores. During 1996, the Company achieved two important goals: (i) completion of the four-year project to upgrade and remodel the more-than-5,000 7-ELEVEN-R- stores in the U.S. and Canada and
(ii) after a decade of dramatic reductions in the number of 7-ELEVEN-R-stores, a total of 36 new stores were opened by the Company in 1996.

     The Company, with executive offices at 2711 North Haskell Avenue, Dallas, Texas 75204 (telephone 214/828-7011), was incorporated in Texas in 1961 as the successor to an ice business organized in 1927. Unless the context otherwise requires, the terms "Company," "Southland" and "Registrant" as used herein include The Southland Corporation and its subsidiaries and predecessors. In 1996, Southland's operations (for financial reporting purposes) were conducted in one business segment -- the Operating and Franchising of Convenience Food Stores.

     At December 31, 1996, the Company's operations included 5,394 7-ELEVEN-R- convenience stores in the United States and Canada, and 28 other retail locations, including HIGH'S-TM- Dairy Stores, Quik Marts and SUPER-7-R-high-volume gasoline outlets with mini-convenience stores. The Company also has an equity interest in 220 convenience stores in Mexico (almost all of which are now using the 7-ELEVEN-R- name). Area licensees, or their franchisees, operate additional 7-ELEVEN-R- stores in certain areas of the United States, in 18 foreign countries and the U.S. territories of Guam and Puerto Rico. As of the end of 1996, the Company has an equity interest in three of the licensees whose area licenses cover six foreign countries and Puerto Rico.

     During 1996, the Company continued to focus on the implementation of its business plan of providing superior service to its customers through better merchandising, with item-by-item control of inventory at each store, emphasizing the importance of ordering the right products, introduction of new products and remaining in stock, at all times, on each particular store's best-selling items. During 1996, the Company devoted significant time and resources to the planning and development, as well as initial phases of implementation, of a proprietary retail information system that will assist the stores in proper forecasting so as to better serve convenience-oriented customers with the SPEED, QUALITY, SELECTION, PRICE and shopping ENVIRONMENT that will give the Company a sustainable competitive advantage.

     THE RESTRUCTURINGS. In 1987 the Company was financially restructured through a leveraged buyout (the "LBO") and in October 1990 filed a voluntary bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code. In March 1991, the Company emerged from bankruptcy with a $430 million infusion of capital from its new majority owner, IYG Holding Company, which is jointly owned by Ito-Yokado Co., Ltd. ("Ito-Yokado") and Seven-Eleven Japan Co., Ltd. ("Seven-Eleven Japan"), both Japanese corporations. Seven-Eleven Japan is the Company's largest area licensee, operating over 6,700 7-ELEVEN-R- stores in Japan and, through its wholly-owned subsidiary Seven-Eleven (Hawaii), Inc., 47 7-ELEVEN-R- stores in Hawaii.

     On February 21, 1991, the U.S. Bankruptcy Court for the Northern District of Texas issued an order (the "Confirmation Order") confirming the Company's Plan of Reorganization (the "Plan") and on March 4, 1991, the Confirmation Order became final and non-appealable. (See "Legal Proceedings," below.) The Plan provided for holders of the Company's then outstanding debt and equity securities (the "Old Securities") to receive new debt securities, common stock and, in certain cases, cash, in exchange for their Old Securities and, pursuant to a Stock Purchase Agreement, for Ito-Yokado and Seven-Eleven Japan to acquire approximately 70% of the Company for $430 million in cash. In addition, among other things, the Plan provided for the amendment and restatement of the Company's Credit Agreement with its Senior Lenders (the "Prior Credit Agreement") and for the Company to effect a one-for-ten reverse stock split of its common stock (the "Stock Split"). The closing (the "Closing") under the Stock Purchase Agreement (the "Stock Purchase Agreement"), occurred on March 5, 1991.

     THE PURCHASER. IYG Holding Company, a Delaware corporation (the "Purchaser" or "IYG"), is a jointly owned subsidiary of Ito-Yokado and Seven-Eleven Japan, formed for the specific purpose of purchasing the Common Stock of the Company pursuant to the Stock Purchase Agreement. Ito-Yokado owns 51% and Seven-Eleven Japan owns 49%, respectively, of IYG.

     ITO-YOKADO. Ito-Yokado is among the largest retailing companies in Japan. Its principal business consists of the operation of 158 superstores that sell a broad range of food, clothing and household goods. In addition, its activities include operating two restaurant chains doing business under the names "Denny's" and "Famil" and a chain of supermarkets. All of Ito-Yokado's operations are located in Japan except for some limited purchasing activities. Prior to 1990, Ito-Yokado had no affiliation with the Company, other than through its majority-owned subsidiary, Seven-Eleven Japan (see below) which is the Company's area licensee in Japan. In 1990, in addition to entering into the Stock Purchase Agreement, Ito-Yokado provided the Company with much-needed interim liquidity through a $25 million term loan agreement. This term loan, plus interest, was repaid on March 5, 1991. In addition, in 1992 Ito-Yokado guaranteed the Company's $400 million commercial paper facility and in November 1995, Ito-Yokado purchased $153 million of 4.5% Convertible Quarterly Income Debt Securities due 2010 issued by the Company.

     SEVEN-ELEVEN JAPAN. Seven-Eleven Japan is the largest convenience store chain in Japan. Seven-Eleven Japan is a 50.3%-owned subsidiary of Ito-Yokado.

Seven-Eleven Japan is the largest area licensee of the Company with approximately 6,765 stores in Japan and owns Seven-Eleven (Hawaii), Inc., which, as of year-end 1996, operated an additional 47 7-ELEVEN-R- stores in Hawaii under a separate area license agreement covering that state. In November 1995, Seven-Eleven Japan purchased $147 million of 4.5% Convertible Quarterly Income Debt Securities due 2010 issued by the Company.

REFINANCING OF BANK DEBT. On February 27, 1997, the Company refinanced all of its remaining debt under the Prior Credit Agreement (originally entered into in 1987, which had been restated and amended several times), with a new Credit Agreement (the "Credit Agreement"). The bank group, led by Citibank, N.A., as Administrative Agent, and The Sakura Bank, Limited, New York Branch, as Co-Agent, is comprised of six Japanese banks, three American banks and one Canadian bank. The Credit Agreement, which will mature at the beginning of 2002, provides for a $225 million amortizing term loan and a $400 million revolving credit facility with a $150 million letter of credit sublimit within the revolving credit facility. The term loan has scheduled quarterly repayments of $14.1 million, commencing March 31, 1998. The term loans and any revolver borrowings carry a floating interest rate of either the Citibank, N.A. base rate or a reserve-adjusted Eurodollar rate plus .225% for drawn amounts. Letter of credit fees are to be paid quarterly at .325% per year on the outstanding amount. In addition, a facility fee of .15% per year is payable on the total amount of funds available under the Credit Agreement from time to time. As in the Prior Credit Agreement, the Credit Agreement requires Ito-Yokado and Seven-Eleven Japan to maintain fifty percent or more direct or indirect ownership of the Company.

     In conjunction with the execution of the Credit Agreement on February 27, 1997, the Company expects to enter into a $115 million Master Lease Facility (the "MLF") in early April, 1997 with Citicorp Bankers Leasing Corporation ("CBLC"). Funding for the six and one-half year MLF is being provided by CBLC and the same bank group providing financing under the Credit Agreement. The purpose of the MLF is to finance the rollout of the second phase of the Company's retail information system, consisting of the installation of point-of-sale cash registers with scanning capabilities, as well as cabinets, batteries, processors, printers, display screens, cash drawers, scanners, PAM controllers, hand-held terminals and other equipment, as well as customized associated software developed specifically for the Company. (See "Retail Information System," below.)


     OPERATING AND FRANCHISING OF CONVENIENCE FOOD STORES

     7-ELEVEN-R- STORES. On December 31, 1996, the Company's operations included 5,422 stores in the United States and Canada, operated principally under the name 7-ELEVEN-R-. An additional 620 stores (in the United States) are operated by area licensees. These stores are located in 41 states, the District of Columbia, and five provinces of Canada. During 1996, the Company added 44 convenience stores, five of which were rebuilds or relocations of existing stores, three of which were seasonal openings and 36 of which were new stores. In addition, 46 convenience stores were closed during the year (including relocations, rebuilds, and seasonal activity), mostly due to changing market patterns, lease expirations and the closing of selected stores that were not profitable. During 1996, the Company also completed its four-year store remodeling program, the most extensive updating of the Company's stores ever undertaken in the Company's history (see "Remodeling of Stores," below).

     The Company's convenience stores are extended-hour retail stores, emphasizing convenience to the customer and providing fresh take-out foods, groceries and beverages, self-serve gasoline (at about 2,000 stores), dairy products, non-food merchandise, specialty items, certain financial services, lottery tickets, and incidental services. Generally, the Company's stores are open every day of the year and are located in neighborhood areas, on main thoroughfares, in shopping centers, or on other sites where they are easily accessible and have ample parking facilities for quick in-and-out shopping. Stores are generally from 2,400 to 3,100 square feet in size and carry 2,300 to 2,600 items. The vast majority of the stores operate 24 hours a day. The stores attract early and late shoppers, lunch-time customers, weekend and holiday shoppers and customers who may need only a few items at any one time and desire rapid service. The Company's sales are also affected by seasonality and weather. Many of the Company's traditional products attract more shoppers during warm and dry weather and during the longer daylight hours of the summer months, when leisure-time activities are more prevalent.

     Substantially all convenience store sales are for cash (including sales for which checks are accepted), although major credit cards, along with the "Citgo Plus" credit card, are accepted in most markets for purchases of both merchandise and gasoline. Credit card sales currently account for approximately 8.5% of sales, including gasoline.

     REMODELING OF STORES. By the end of 1996, the Company had virtually completed its four-year project to remodel the more-than-5,000 7-ELEVEN-R-stores in the U.S. and Canada, with approximately 1,000 remodels being completed during the year. Approximately 50 stores, at which permitting or other delays slowed the remodel process, are scheduled to be completed in 1997. The remodeled stores have increased interior and exterior lighting, wider aisles, shopper-friendly aisle markers, lower shelf heights to help shoppers locate items faster, less cluttered aisles and counters, upgraded gasoline island equipment, and a new tri-striped exterior store facade that replaced the mansard roof that had been a standard of the prior design. In addition, closed circuit TV cameras and alarm devices have been added at the remodeled stores as a further security upgrade. The remodeling process focused on the changes that customers notice and appreciate most, such as the brighter lighting and more user-friendly store layouts. In addition, during 1997, the Company anticipates that approximately 3,000 stores will be further updated as part of the Company's commitment to continually upgrade stores and equipment. These stores are scheduled to get counter modifications to accommodate the new point-of-sale ("POS") equipment that will be installed as part of the Company's proprietary new retail information system. Stores will also be reviewed for possible layout changes that are currently being tested.

     MERCHANDISING. Each store's merchandise includes a selection of core items as well as optional items selected by the individual store operators to meet their customers' local needs and preferences. During 1996, the Company continued to focus on proper ordering techniques, and on remaining in-stock on high-demand items, as well as on the introduction of new items, on a weekly basis. The emphasis has been on maintaining a product mix with an expanded selection of higher quality fresh foods that, through the use of commissaries, bakeries and combined distribution centers ("CDC's"), with daily deliveries of freshly made sandwiches and bakery products from the commissaries and bakeries, are now available in many parts of the country.

     The Company is continuing to experiment with other merchandising innovations to encourage existing customers to increase their shopping frequency and to enhance the stores' appeal to new customers. There has also been an increased focus on novelty and seasonal items to spur impulse buying. Stores are being further encouraged to introduce items that are new to the market, or new to convenience stores, in order to encourage customers to shop in 7-ELEVEN-R- stores more frequently.

     During 1996, the Company continued to focus on maintaining the proper store image to attractively display new merchandise. In addition, the store operator is expected to be aware of every facet of the store's merchandising, including the user-friendly appearance of both the exterior and interior facility.

     In an effort to focus consumer attention on selected merchandise, the Company increased its tie-ins with major league sports, utilizing trading cards, phone cards, fresh food and beverage promotions to support the theme (see "Advertising," below).

     During 1996, as part of the Company's new merchandising focus, between 20 and 25 new items were made available to the stores each week. Store operators were encouraged to try new items in their first week of availability and new-item acceptance has been closely monitored. New item introduction will remain a key marketing strategy for the Company in 1997, with plans to identify and introduce more items each week, with focus on both food items and non-food items, in categories that offer meaningful potential for sales growth.

     The Company continued to utilize an everyday-fair-price strategy, which minimizes discounting, and is designed to provide consistent, competitive prices throughout the store. The Company is working with suppliers to find ways to lower costs to the Company, so that savings can be reflected in the price to the customer.

     During 1996, the Company further intensified its focus on better order forecasting to avoid lost sales opportunities caused by out-of-stock conditions. Through case studies and other examples, the entire field organization has been kept informed on ways to identify and track each store's best-selling items in each product category. Store employees are responsible for placing orders with a view toward forecasting the demand for the highest selling items in the store, based on specific local conditions.


     NEW PRODUCTS. FRESH FOODS AND FOOD PRODUCTS. During 1996, the Company continued its initiative to introduce more fresh food products of a higher quality into the stores, utilizing daily deliveries from local commissaries and bakeries, operated by companies with expertise in foodservice. These companies prepare food to 7-ELEVEN-R- specifications exclusively for the stores and have the product delivered in the exact quantities ordered by the stores through the CDC program (see "Distribution, Fresh Products," below).

     By the end of 1996, there were seven commissary facilities and five bakeries providing fresh-made foods to over 2,000 stores. By year-end, commissaries were serving stores in California, Colorado, Delaware, Florida, Maryland, New Jersey, New York, Pennsylvania, Texas, Virginia, West Virginia and Washington, D.C., with additional commissaries planned to serve stores in Illinois and Wisconsin in early 1997. Bakeries preparing "WORLD OVENS-R-" products now operate in Dallas, San Jose, Baltimore, Orlando and Denver.

     In addition, during 1996 the Company worked to further enhance its image as an alternative to other fast-food restaurants by diversifying its product mix of ready-to-eat items by adding fresh and healthy food items, including salads, healthy and low-fat sandwiches and entrees (which in Dallas were introduced utilizing the endorsement of a local fitness expert, to highlight the "health-conscious" focus), and healthy snacks, in addition to expanding the "DELI CENTRAL-R-" array of other prepared meals that are available. Many new entree items, as well as "personal" pizzas, were introduced in selected markets. The Company plans to have the DELI CENTRAL-R- and WORLD OVENS-R-products in almost all of its stores within a few years.

     Through the use of the commissaries and other suppliers, several new categories of fresh food products were added to the stores' food offerings in 1996 on a test basis in selected areas of the country, including home-meal replacement products such as Teriyaki Rice Bowls, BBQ Pork Fried Rice, Italian Ziti, Sweet and Sour Pork, unique grilled sandwiches and pizza. The Company also introduced a new breakfast product -- the Cinnamon Swirl French Toast with Sausage -- and offered tastings of this new product to promote customer awareness. The Company has also developed a new burger product (the 1/4 LB. BURGER BIG BITE-TM-) that can be freshly cooked on the in-store roller grill, and served on a hot dog bun.

     During 1996, the Company continued to expand its corporate brand QUALITY CLASSIC SELECTION-R- spring water and sparkling water, offering four flavors during the year. The 1- and 2-liter size of sparkling water enjoyed much popularity and, to continue growth in this area, two new flavors of sparkling water are planned for introduction in 1997. In addition a new tea product is being tested in certain markets, to replace the brewed teas that were introduced during the year, but were not as popular as had been hoped. QUALITY CLASSIC SELECTION-R- was launched in Canada in 1996. In addition, the Company continues to adjust the product selection of its juices, drinks, waters and isotonics, to meet seasonal and demographic demands. The Company has also focused on adding to its offering of higher quality wine, as well as expanding the variety of wine coolers that are sold in the stores.

     In the hot beverage area, as a complement to promoting its ever-popular 7-ELEVEN-R- coffee, the Company continued to emphasize its own proprietary regular and decaffeinated CAFE SELECT-R- line of gourmet-flavored coffees, hot chocolates and cappuccinos, introducing the "Summer Blend" and Vanilla Nut flavors during 1996, as well as a new seasonal flavor, "Spiced Rum." Approximately 95% of 7-ELEVEN-R- stores offer the new hot chocolate and cappuccino products. The Company plans to install a cappuccino maker in virtually all stores that do not currently have such a machine and is also in the process of upgrading the coffee bar area of the store, not only by adding cappuccino machines, but also by standardizing the coffee island to be larger (10-11 feet long), cleaner and more uniformly equipped (with 2-product grinders and two 5-burner machines).

     The snack category saw growth in 1996 by emphasizing low-fat products and the "better for you" items -- including "Baked Lays" from Frito Lay, low-fat pretzels, and new individually wrapped "SnackWells" products from Nabisco. The CDC distribution method benefited this category by allowing stores access to locally popular snack items which could not be made available through direct distribution, and by providing daily delivery to areas where the number of stores or sales volume did not justify the manufacturer's direct distribution. Some of the locally popular brands that can now be included, which complement our traditional mix, are "Snyder's of Hanover" pretzels and "On the Border" chips and hot sauce.

     During 1996, the Company introduced several new flavors of SLURPEE-R-drinks which were developed and produced by Coca-Cola. These new flavors represented 22% of the total gallons of SLURPEE-R- drinks sold. In 1997, the Company plans to introduce four or five more new flavors of SLURPEE-R-drinks. In 1996 SLURPEE-R- drinkers were offered a chance to win a trip to the World Series (see "Advertising," below), tying in with the Company's popular Major League Baseball promotions.

          NON-FOOD ITEMS. 7-ELEVEN-R- also continued its emphasis on growing its selection of non-food services, such as the continued aggressive marketing of branded prepaid telephone cards for long distance service. The prepaid telephone cards, which were originally introduced in November 1994, now include annual collectors' series for several major league sports and, in April, 1996, a 180-minute card was introduced. After the successful introduction of the National Football League ("NFL") Collectors' Series 7-ELEVEN PHONE CARD-TM-, the Company added the Major League Baseball Collectors' Cards and the National Basketball Association Collectors' Series 7-ELEVEN PHONE CARDS-TM-. National Hockey League cards were added in Canada in 1996. The Company sold approximately 4.5 million 7-ELEVEN PHONE CARDS-TM- , in 15-, 30-, 60-, 90- and 180-minute increments in 1996 and will continue to seek expanded sales in the phone card market.

     By year-end there were approximately 4,600 ATMs in 7-ELEVEN-R- stores around the U.S. constituting the largest ATM network of any retailer. Southland Canada, Inc., the Company's Canadian subsidiary, now has ATMs in approximately 350 Canadian stores, with plans to have ATMs installed in virtually all Canadian stores under the terms of a new agreement entered into in 1996. In addition, the Company is testing the delivery of other services through the ATM, such as offering postage stamps for sale.

     The Company is one of the nation's leading retailers of money orders and, in 1996, the Company completed the installation of new money order processing equipment in substantially all stores. The new equipment is designed to provide a more efficient and faster transaction. The Company has now increased the per-money-order maximum limit available for purchase from $300 to $500, satisfying the needs of the convenience shopper, and potentially increasing the Company's market share of money order business.

     The Company continued to focus on adding new and popular seasonal merchandise, including its line of sunglasses with the sophisticated look of certain very expensive brands - but at extremely reasonable prices. Sunglass sales have increased dramatically during the two years this program has been in effect. Another very successful program that began in 1995, but increased dramatically in 1996, was the 7-ELEVEN-R- collectible truck model, made available during the holiday season. Over 28,000 of the trucks were sold in 1996.

     Enjoying the resurgence in the popularity of cigars, 7-ELEVEN-R- stores in the United States and Canada have installed humidors offering high-quality cigar products on the sales counters. In some stores "Fine Cut" or pouch tobacco is also sold.

     In addition, the Canadian stores have also increased their customers' demand for magazines and newspapers by offering a wide variety of titles, and special-order capabilities, so as to fit demands according to consumer demographics. This new approach along with improvements to the display area, has resulted in a marked increase in this category over the past three years.

     GASOLINE. In 1996, the Company sold over 1.4 billion gallons of gasoline at retail at approximately 2,000 7-ELEVEN-R- stores and other Southland self-serve outlets. The Company monitors gasoline sales to maintain a steady supply of petroleum products to the Company's stores, to determine competitive retail pricing, to provide the appropriate product mix at each location and to manage inventory levels, based on market conditions. During 1996, the Company continued its program to upgrade the gasoline pump area of the stores, by adding canopies and new equipment. Approximately 1,000 stores are now equipped to accept credit cards for the purchase of gasoline at the pump, which makes gasoline shopping at 7-ELEVEN-R- stores even more convenient for the credit customer. During 1996, the Company discontinued the sale of gasoline at only 6 locations, while adding gasoline at 4 new locations. Almost all of the Company's stores that sell gasoline offer CITGO-branded gasoline.

     The Company has a long-term product purchase agreement with CITGO Petroleum Corporation ("Citgo") under which Southland purchases substantially all its U.S. gasoline requirements from Citgo at market-related prices through the year 2006.

     Holders of the "Citgo Plus" credit card can use the card to finance purchases of gasoline, as well as other merchandise, at 7-ELEVEN-R- stores. At year-end, there were approximately 1.25 million active "Citgo Plus" credit card accounts.

     DISTRIBUTION. FRESH PRODUCTS. To further facilitate the sale of fresh products in the stores, the Company continued to roll-out its CDC program through the strategic alliance with companies that specialize in distribution. By the end of 1996, over 2,200 stores in Texas, Long Island, New Jersey, Philadelphia, Denver, Tampa, Orlando, Maryland, Virginia, the District of Columbia and northern California were receiving daily deliveries from eleven CDCs, bringing 7-ELEVEN-R- the freshest dairy products, produce, packaged baked goods, bread products, sandwiches and even products like fresh-cut flowers and magazines. The distribution companies provide cross-dock facilities where the products of multiple vendors, many of whom formerly delivered directly to 7-ELEVEN-R- stores themselves, are combined to make one delivery to the store. The distribution is then accomplished by the third-party CDC operator. This enables the stores to receive daily shipments of products where freshness is paramount and avoids the inconvenience of multiple daily deliveries to the stores by several vendors. The products
available through the CDCs vary from market to market.   Included in the
products distributed through the CDCs are those produced by the commissaries and bakeries that service the Company's stores. The Company plans to continue to expand the use of the CDC concept and is in various stages of finalizing agreements with several operators who will provide the distribution services covering new areas.

     WAREHOUSE PRODUCTS. The Company continued to utilize the distribution services of McLane Company, Inc. ("McLane"), pursuant to a ten-year contract entered into in 1992, for delivery of warehouse products to all of the Company's corporate stores and those franchise stores that utilize McLane for distribution services. McLane serves Southland using two former Southland distribution centers and eight additional distribution centers throughout the country. The Company has worked with McLane to minimize out-of-stock conditions and to assist McLane to be increasingly responsive to individual store's needs. In 1996, there was a marked increase in the number of stores receiving deliveries twice a week from McLane.

     Franchisees are required to carry merchandise of a type, quality, quantity and variety consistent with the 7-ELEVEN-R- image, as well as certain proprietary products. Except for the proprietary items, franchisees are not required to purchase merchandise from vendors the Company recommends. Except for consigned gasoline, franchisees are not required to sell merchandise at prices suggested by the Company.

     SUPPLY AGREEMENTS. In connection with the sale of the Company's Reddy Ice and Dairies Group divisions, both in 1988, the Company entered into long-term contracts to purchase the products historically supplied to the Company's stores by such divested operations. Although the Reddy Ice contract expired by its terms in May 1995, the Company has continued to buy ice from Reddy Ice.

     PRODUCT CATEGORIES. The Company does not record sales on the basis of product categories. However, based upon the total dollar volume of store purchases, management estimates that the percentages of its 7-ELEVEN-R-convenience store sales in the United States by principal product categories for the last three years were as follows:

                                                YEARS ENDED DECEMBER 31

                Product Categories                1996    1995     1994
                                                  ----    ----     ----
                Gasoline                          26.0%   24.9%   24.2%
                Tobacco Products                  16.5    16.6    17.2
                Groceries                          9.7     9.8     9.6
                Beer/Wine                          9.1     9.0     9.4
                Food Service                       8.5     8.7     8.5
                Soft Drinks                        8.4     8.7     8.8
                Non-Foods                          5.9     6.1     6.2
                Dairy Products                     4.3     4.4     4.6
                Candy                              3.5     3.6     3.8
                Baked Goods                        3.3     3.4     3.6
                Customer Services                  3.2     3.1     2.4
                Health/Beauty Aids                 1.6     1.7     1.7
                                                 -----   -----    -----
                      Total                      100.0%  100.0%   100.0%
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

     A new federal law went into effect, as of February 28, 1997, requiring retailers to have new procedures in place to determine the age of persons wanting to purchase tobacco products. The Company has diligently worked to prepare sales associates to be certain that each store will be in compliance with the new requirements. This type of age-sensitive statutory compliance program is similar to the Company's very successful COME OF AGE program, which the Company has used since 1984 to train store personnel about the laws relating to the proper handling and sale of age-restricted products, particularly alcoholic beverages. This training program is provided to corporate and franchise stores and is made available to franchisees' and licensees' sales associates.

     The Company has also instituted other neighborhood and community cooperative programs, such as working with local police offices through programs like "Operation Chill," designed for law enforcement officers to reward young people's positive behavior with free SLURPEE-R- coupons, the "We Card" program, the installation of Police Community Network Centers in some stores and other similar efforts.

     FRANCHISES. At December 31, 1996, 2,927 7-ELEVEN-R- stores were operated by independent franchisees under the Company's franchise program for individual 7-ELEVEN-R- stores. Sales by stores operated by franchisees (which are included in the Company's net sales) were approximately $2,860,768,000 for the year ended December 31, 1996.

     In its franchise program for individual 7-ELEVEN-R- stores, the Company selects qualified applicants and trains the individuals who will participate personally in operating the store. The franchisee pays the Company an initial fee, which varies by store, and is generally calculated based upon gross profit experience for the store or market area, to cover certain costs including: training; an allowance for travel; meals and lodging for the trainees; and other costs relating to the franchising of the store and may provide a profit. Under the standard form of franchise agreement, the Company leases or subleases, to the franchisee, a ready-to-operate 7-ELEVEN-R- store that has been fully equipped and stocked. The Company bears the costs of acquiring the land, building and equipment, as well as most utility costs and property taxes.

     Under the standard franchise arrangement, which typically has an initial term of 10 years, the franchisee pays for all business licenses and permits, as well as all in-store selling expenses, including: payroll; inventory and cash variations; supplies; inventory, payroll and other business taxes; certain repairs and maintenance; and other controllable in-store expenses, and is required to invest an amount equal to the cost of the store's inventory and cash register fund. The Company finances a portion of the cost of business licenses and permits and of the investment in inventory, as well as the ongoing operating expenses and purchases of inventory. In certain circumstances, up to 100% of the full franchise fee will be financed for qualified applicants.

     Under the standard franchise agreements currently in effect, the Company receives a share in the gross profit of the store (ranging from 50% to 58%, depending on the hours of store operation, adjusted if necessary to assure the franchisee a specified gross income before selling expenses), based on all sales of merchandise and services, except those on which the Company pays the franchisee a commission (such as consigned gasoline). The Company's share of gross profit, called the "7-ELEVEN-R- Charge," is its continuing royalty charge to the franchisee for the license to use the 7-ELEVEN-R-operating system and trademarks, for the lease and use of the store premises and equipment and for continuing services provided by the Company. These services can include merchandising, advertising, recordkeeping, store audits, contractual indemnification, business counseling services and preparation of financial statements. Other optional services may be available from or through the Company for additional fees.

     During 1996, the Company continued testing a franchise agreement that provided a three-tiered structure for calculating the 7-ELEVEN-R- Charge. This test, which is limited to Washington, Idaho and Oregon, will continue, in those states only.

     The Company's current training program for new franchisees now consists of seven weeks of intensified instruction in the new strategies that are being implemented by the Company.

     The Company is also encouraging existing successful franchisees to franchise multiple locations. This will provide growth opportunities for current franchisees within the 7-ELEVEN-R- system by encouraging them to pursue additional stores and may result in increased income for the franchisee, partly by creating opportunities for lower per unit operating expenses for the franchisee and the Company.

     Under Southland's standard franchise agreement, the franchise may be terminated by the franchisee at any time or by the Company only for the causes, and upon the notices, as specified in the franchise agreement and as provided by applicable law. In the event of expiration or termination of the franchise, the Company has the right to (i) acquire the franchisee's interest in inventory of a type, quantity, quality and variety consistent with the 7-ELEVEN-R- image and the other tangible assets in the franchise business; and, (ii) take possession of the real property on which the store is located and, in such event, the franchisee has no continuing lease obligations. Certain franchisees have contractual rights to sign new franchise agreements upon expiration of their existing agreements, so long as they meet certain specified conditions.

     Many states in which the Company franchises individual 7-ELEVEN-R-stores have enacted legislation governing the offer, sale, termination and/or renewal of franchises, and the Federal Trade Commission has a trade regulation rule regarding required disclosures to prospective franchisees.

     AREA LICENSES. As of December 31, 1996, the Company had granted domestic area licenses to eight companies which were operating 620 convenience stores using the 7-ELEVEN-R- system and name in certain areas of Alaska, Arkansas, Hawaii, Indiana (using the name SUPER-7-R- in Indianapolis), Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Montana, Nebraska, New Mexico, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Texas, Utah, West Virginia and Wyoming. Although parts of both Nevada and Virginia are also covered by area licenses, there are no stores currently operated under the area licenses in those states. The 47 stores in Hawaii are operated under an area license agreement with Seven-Eleven (Hawaii), Inc. (a subsidiary of Seven-Eleven Japan).

     As of the end of 1996, foreign area license agreements covered the operation of 6,765 7-ELEVEN-R- stores in Japan, 1,346 in Taiwan, 714 in Thailand, 331 in Hong Kong, 162 in Australia, 125 in South Korea, 105 in the Philippines, 101 in Malaysia, 83 in Spain, 81 in Singapore, 55 in the United Kingdom, 41 in Norway, 37 in Sweden, 30 in China, 22 in Denmark, 14 in Brazil, 12 in Puerto Rico, 10 in Guam and nine in Turkey. In connection with the granting of area licenses in Brazil, Norway (which license now also includes Denmark, Finland and Sweden), the Philippines and Puerto Rico, the Company acquired an equity interest in those area licensees. The Company is in the process of selling its equity interest in the Norwegian licensee.
Nine "12+12" stores in Spain, not included in the 83 stores mentioned above, are also under license agreement.

     Stores operating under area licenses are not included in the number of Company operating units, and their sales are not included in the Company's revenue. Revenues from initial fees paid for area licenses and continuing royalties based on the sales volume of the stores are included in Other Income.

     INTERNATIONAL AFFILIATES. The Company also has an equity interest in 218 convenience stores in Mexico operated by 7-ELEVEN Mexico, and two stores in Mexico are operating under a license agreement with 7-ELEVEN Mexico. These stores feature merchandise and services essentially the same as 7-ELEVEN-R-stores in the U.S. Sales from the stores in Mexico are not included in Southland's revenues, but Southland's equity in their operating results is included in Other Income and has not been material.

     HIGH'S-TM- DAIRY STORES. As of December 31, 1996, the Company operated 5 HIGH'S-TM- Dairy Stores located in Maryland and Virginia, which are similar in size and location to 7-ELEVEN-R- stores and feature a product mix that emphasizes a variety of dairy products.

     QUIK MART AND SUPER-7-R- GASOLINE UNITS. At December 31, 1996, 22 Quik Mart and SUPER-7-R- gasoline units were in operation in eight states. A typical Quik Mart is a high-volume gasoline outlet combined with a mini-convenience store ranging in size from 300 to 1,600 square feet of sales space stocked primarily with snack food, candy, cold drinks and other immediately consumable items, while a SUPER-7-R- gasoline unit is a high-volume, multi-pump, self-service gasoline-dispensing operation.

     The Company plans to either close or convert these units to 7-ELEVEN-R-stores over the next few years.

     CORPORATE

     CITYPLACE. The Company's headquarters are located in "Cityplace Center East," its 42-story office tower located on the east side of Dallas' Central Expressway north of Dallas' central business district. The Company currently occupies approximately 520,000 square feet, about 39% of Cityplace Center East. During 1996, leases covering approximately 125,000 additional square feet were signed, both with new tenants and with current tenants who increased their leased space. The building is now virtually completely leased or reserved for expansion under current leases.


OTHER INFORMATION ABOUT THE COMPANY

     CREDIT AGREEMENT AND DEBT COVENANTS. The Company's new Credit Agreement (see "Refinancing of Bank Debt," above) contains a number of financial and operating covenants requiring, among other things, the maintenance of certain financial ratios, including interest and rent coverage, fixed-charge coverage, and senior indebtedness to EBITDA (defined in the Credit Agreement as earnings before interest, income taxes, depreciation and amortization, with adjustments for certain extraordinary and unusual gains and losses).
The covenant levels established by the Credit Agreement generally require a continuing improvement in the Company's financial condition. The Credit Agreement also contains various covenants which, among other things, (a) limit the Company's ability to incur or guarantee indebtedness or other liabilities other than under the Credit Agreement, (b) restrict the Company's ability to engage in asset sales and sale/leaseback transactions, (c) restrict the types of investments the Company can make and (d) restrict the Company's ability to pay cash dividends, redeem or prepay principal and interest on any subordinated debt and certain senior debt. These covenants contain exceptions that are customary in credit agreements associated with financings of companies having creditworthiness similar to Southland's, as well as exceptions consistent with the specific nature of the business and financial operations of the Company. As in the Prior Credit Agreement, the new Credit Agreement requires that Ito-Yokado and Seven-Eleven Japan maintain fifty percent or more direct or indirect ownership of the Company.

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

     The Company's outstanding Convertible Debt Securities, which were issued in November, 1995, to Ito-Yokado and Seven-Eleven Japan, are subordinated to all existing debt, convertible into the Company's Common Stock at a premium (as described below) and carry certain registration rights that require the Company to register the Convertible Debt Securities (or Common Stock issued upon conversion) under the Securities Act of 1933. The holders may elect to convert the Convertible Debt Securities in denominations of $1,000 principal amount or integral multiples thereof, into shares of the Company's Common Stock. The number of shares obtained is determined by dividing the principal amount of the Convertible Debt Securities being converted by $4.16 which represents an average of Southland's share price at the time the Convertible Debt Securities were issued, plus a premium. The $300 million Convertible Debt Securities are convertible into approximately 72 million shares of the Company's Common Stock.

     SHAREHOLDERS AGREEMENT. Upon the Closing, the Company, the Purchaser, Ito-Yokado and various holders of the Company's Common Stock who held the common stock prior to the Closing (the "Existing Shareholders") entered into a shareholders agreement (the "Shareholders Agreement") pursuant to which the parties were not permitted to offer, sell, assign, transfer, grant a participation in, pledge or otherwise dispose of any shares of Common Stock except in compliance with the Shareholders Agreement. The Shareholders Agreement terminated on March 5, 1996, except for certain demand registration rights.

     Under the Shareholders Agreement, IYG had the obligation to purchase, if requested to do so, certain shares (including those pledged as collateral) from certain signatories to the Shareholders Agreement. As a result of that obligation, IYG acquired 1,903,966 shares of Common Stock in March 1996 and 1,391,474 shares of Common Stock in April 1996, bringing the total shares owned by IYG to 266,937,933.

     THE WARRANT AGREEMENT. As part of the Plan and the Closing on March 5, 1991, Thompson Brothers, L.P., The Hayden Company, The Philp Co., The Williamsburg Corporation and Thompson Capital Partners, L.P. entered into a Warrant Agreement with Wilmington Trust Company as Warrant Agent, the Company and Ito-Yokado. Under the Warrant Agreement, each Warrant entitled the holder to purchase, at the exercise price (the "Exercise Price") of $1.75 per Warrant, one of the underlying shares of Common Stock. As of February 23, 1996, the expiration date of the Warrants, a total of 10,098,089 Warrants had been exercised.

     THE EMPLOYMENT AGREEMENTS. As a condition to the Closing, the Company entered into five-year Employment Agreements with Messrs. John P. Thompson, Jere W. Thompson and Joe C. (Jodie) Thompson, Jr. As of December 30, 1992, the Employment Agreement with Joe C. (Jodie) Thompson, Jr. was terminated and the Employment Agreements with John P. Thompson and Jere W. Thompson terminated on March 5, 1996, according to their terms.

     RESEARCH AND DEVELOPMENT

     The Company did not incur any significant expenses for product testing or traditional research and development activities in 1996. During 1996, the Company"s Strategic Planning Department conducted certain market research studies, which include concept tests, consumer preference tests, and tracking of changes in image and store usage patterns. In addition, the Company"s test kitchen spent approximately $69,000 for new product development and taste testings and to test equipment used for cooking and displaying food products, which includes quality assurance testing.

     RETAIL INFORMATION SYSTEM

     In 1993, the Company began development of its own proprietary retail information system, which is being implemented in phases, over a multi-year period. The system is designed to build efficiencies into ordering, distribution and merchandising processes and to provide timely and accurate store information on an item-by-item basis. The system is designed to provide information about every important aspect of the store's operation and to facilitate inventory tracking. Implementation of the first phase began in 1994 and was completed in early 1996. It automated basic in-store accounting processes. The Pre-POS system, which provided new cash registers in 336 stores was implemented in the fourth quarter of 1996. The second phase, now underway, consists of an ordering and distribution system and retail scanning. This system will provide a sophisticated ordering system linking stores to vendors with full POS scanning capability including new registers for all stores. Rollout of the system will begin in the third quarter of 1997 and is expected to provide the foundation for future phases.


     TRADEMARKS

     The Company's 7-ELEVEN-R- trademark has been registered since 1961 and is well known throughout the United States and in many other parts of the world. Other trademarks and service marks owned by the Company include SUPER-7-R-, SLURPEE-R-, BIG GULP-R- and BIG BITE-R-, as well as many additional trade names, marks and slogans relating to other individual types of food and beverage items. In connection with the Company's emphasis on the introduction of more fresh food items, the DELI CENTRAL-R- and WORLD OVENS-R-trademarks are being introduced in stores nationwide, along with the QUALITY CLASSIC SELECTION-R- trademark, covering the Company's proprietary brand of spring and sparkling waters, as well as other beverage products. New marks introduced during the year include BETTER CHOICES-SM- which consist of healthy snack and meal items that have been recognized by Larry North, fitness celebrity, as low-fat, healthy products, and 7-ELEVEN SERVICE CENTER-SM-, which refers to the work station that has been added in some stores to offer faxing and mailing services for customers, among other things. CAFE SELECT-R-, continues to be used, covering the Company's gourmet coffees, cappuccino and hot chocolate products.


     ADVERTISING

     During 1996, the Company continued its very successful "Comedians" campaign, which first aired in December, 1993. The Company also introduced several new promotional and seasonal advertising campaigns such as new versions of the BRAINFREEZE-R- television commercials, featuring the famous soccer player Alexi Lalas, to promote the "SLURPEE-R- World Series" game. Also featured in various advertisements in 1996 were the 7-ELEVEN- PHONE CARD-TM- Major League Baseball Classic Collector Series, featuring 12 different Major League baseball players. In addition, the 7-ELEVEN PHONE CARD-TM- NFL Collector Series, which featured 12 different NFL players, was used to enhance the promotion of the NFL-licensed coffee mugs being sold at the stores, each featuring one of the 30 NFL teams.

     The popularity of the National Hockey League ("NHL") has been growing at a tremendous rate. 7-ELEVEN-R- focused on this increased consumer interest by offering a limited edition NHL coffee mug in 1996. In addition, the Company sponsored NHL programming and was a major sponsor of the NHL All-Star game, as well as sponsoring FOX TV's Major League Baseball and NFL football games.

     During the year, the Company used several television promotions to target special products. To highlight hot dogs, a TV spot featuring the famous baseball broadcaster Harry Caray was used; a TV spot for fountain soft drinks tied-in with the movie "Cable Guy" starring Jim Carrey; the 7-ELEVEN PHONE CARD-TM- Major League Baseball Classic Collector Series TV spot featured Cal Ripken (from the Baltimore Orioles); and the 7-ELEVEN- PHONE CARD-TM- NFL Collector Series spot featured Detroit Lions player Barry Sanders.

     During the year radio advertising was used to highlight specific products such as ATMs, fountain soft drinks, 7-ELEVEN-R- PHONE CARDS and SLURPEE-R- drinks.

     In addition, during the year, the Company offered free or discounted pastries or DELI CENTRAL-R- items, with the frequent purchase of coffee or soft drinks, and distributed coupons for price discounts or free items, to encourage customers to sample some of the new fresh food items that were introduced during 1996. The Company also produced seasonal advertising and point of purchase materials to tie-in with the Arnold Schwarzenegger holiday movie "Jingle All the Way."


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

     Although 7-ELEVEN-R- is the most widely recognized name in the convenience retailing industry, the Company's convenience retailing operations represent only a very small percentage of the highly competitive food retailing industry. Independent industry sources estimate that in the United States annual sales in 1995 (the most recent data available) for the convenience store industry were approximately $144.1 billion (including $74.4 billion of gasoline) and that over 93,200 store units were in operation. The industry traditionally has narrow net profit margins. In addition, the Company's stores compete with a number of national, regional, local and independent retailers, including grocery and supermarket chains, grocery wholesalers and buying clubs, other convenience store chains, oil company gasoline/mini-convenience "g-stores," independent food stores, and fast food chains as well as variety, drug and candy stores. In sales of gasoline, the Company's stores compete with other food stores and service stations and generate only a very small percentage of the gasoline sales in the United States. Each store's ability to compete is dependent on its location, accessibility and individual service. Growing competitive pressures from new participants in the convenience retailing industry and the rapid growth in numbers of convenience-type stores opened by oil companies over the past few years have intensified competitive pressures for the Company.

     Cityplace Center East, the Company's headquarters office building in Dallas, Texas, is occupied by the Company and other third party tenants, with the Company having the right to sublease the remaining space (see "Cityplace," above). During 1996, the Company entered into subleases with new tenants and expansions with existing tenants covering about 125,000 additional square feet. The building is now virtually completely leased or reserved for expansion under current leases. In seeking tenants, this project competes with other downtown, Oak Lawn, North Dallas and North Central Expressway luxury office space developments. It is anticipated that competition for tenants will remain strong in the Dallas commercial real estate market.


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

     CURRENT ENVIRONMENTAL PROJECTS AND PROCEEDINGS. As previously reported, in December 1988, the Company closed its chemical manufacturing facility in Great Meadows, New Jersey ("Great Meadows"). As a result, the Company is required to conduct environmental remediation at the facility and has submitted a clean-up plan to the New Jersey Department of Environmental Protection ("NJDEP") which provides for remediation at the site for an approximate three-to-five-year period as well as continued groundwater treatment for a projected 20-year period. While the Company has recently received conditional approval of its clean-up plan, the Company must supply additional information to the NJDEP before the plan can be finalized. At December 31, 1996, the Company has recorded an undiscounted liability of $30.9 million, which represents its best estimate of the clean-up and treatment costs to be incurred. Some remedial actions have commenced.

     As previously reported, the Company filed suit in the United States District Court for the District of New Jersey against a large chemical company that formerly owned the Great Meadows property. In 1991, the Company and the former owner of the facility executed a final settlement agreement pursuant to which the former owner agreed to pay a substantial portion of the cleanup costs described above. Based on the terms of the settlement agreement and the financial resources of the former owner, the Company has recorded a receivable of $18.2 million, at year-end 1996, representing the former owner's portion of the accrued clean-up costs.

     As of December 31, 1996, the Company had approximately 2,000 operating retail outlets involved in the sale of gasoline and other motor fuels. In the ordinary course of business, the Company incurs ongoing costs to comply with federal, state and local environmental laws and regulations primarily relating to underground storage tank ("UST") systems. The Company has established a comprehensive program to manage USTs and associated equipment and to ensure compliance with applicable laws.

     The Company anticipates that it will spend approximately $15 million in 1997 on capital improvements required to comply with environmental regulations relating to USTs as well as above-ground vapor recovery equipment at store locations and approximately an additional $20 million on such capital improvements from 1998 through 2000.

     Additionally, the Company accrues for the anticipated future costs of environmental clean-up activities (consisting of environmental assessment and remediation) relating to detected releases of regulated substances at its existing and previously owned or operated sites at which gasoline has been sold (including store sites and other facilities that have been sold by the Company). At December 31, 1996, the Company has an accrued liability of $46.5 million for such activities and anticipates that substantially all such expenditures will be incurred within the next five years. This estimate is based on the Company's prior experience with gasoline sites and its consideration of such factors as the age of the tanks, location of tank sites and experience with contractors who perform environmental assessment and remedial work.

     Under state reimbursement programs the Company is eligible to receive reimbursement for a portion of future remediation costs, as well as remediation costs previously paid. At December 31, 1996, the Company has recorded a net receivable of $50.0 million for the estimated probable state reimbursements. The Company increased the estimated net environmental cost reimbursements at the end of 1996 by approximately $7.5 million as a result of completing a review of state reimbursement programs. In assessing the probability of state reimbursements, the Company takes into consideration each state's fund balance, revenue sources, existing claim backlog, status of clean-up activity and claim ranking systems. As a result of these assessments, the recorded receivable amount is net of an allowance of $9.5 million. There is no assurance of the timing of the receipt of state reimbursement funds; however, based on its experience, the Company expects to receive the majority of state reimbursement funds, except from California, within one to three years after payment of eligible assessment and remediation expenses, assuming that the state administrative procedures for processing such reimbursements have been fully developed. The Company estimates that it may take from one to eight years to receive reimbursement funds from California. Therefore, the portion of the recorded receivable amounts that relate to sites where remediation activities have been completed have been discounted at 7 percent to reflect their present value. The 1996 recorded receivable amount is also net of a discount of $6.4 million.

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

     See also "Legal Proceedings," below, at pages 25 through 28, for a discussion of other pending legal proceedings relating to environmental matters.

     EMPLOYEES

     At December 31, 1996, the Company had 29,532 employees, of whom approximately 31 percent were considered to be either temporary or part-time employees. None of the Company's employees were subject to collective bargaining agreements at year-end. The Company has in the past been able to satisfy substantially all of its requirements for managerial personnel above the field consultant level from within its organization. The Company's store managers and supervisory staff personnel are compensated on some form of incentive basis.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages, positions and offices with the registrant of all current executive officers, as well as the Chairman of the Board and the Vice Chairman of the Board, of the Company are shown in the following chart. The term of office of each executive officer is at the pleasure of the board of directors. The business experience of each such executive officer for at least the last five years, and the period during which he or she served in office, as well as the date each was employed by the Company, are reflected in the applicable footnotes to the chart. All executive officers of Southland named herein, were officers or employees of the Company at the time Southland filed its voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, as described above. Mr. Ito and Mr. Suzuki became Chairman of the Board and Vice Chairman of the Board, respectively, on March 5, 1991, after Southland emerged from bankruptcy, and are officers of the Board and are not administrative executive officers.



                              AGE AT
NAME                          3-01-97           POSITIONS AND OFFICES WITH REGISTRANT AT 12/31/96
----                          -------           -------------------------------------------------
Masatoshi Ito                 72                Chairman of the Board and Director (1)
Toshifumi Suzuki              64                Vice Chairman of the Board and Director (2)
Clark J. Matthews, II         60                President, Chief Executive Officer; Secretary and Director
(3)
Stephen B. Krumholz           47                Executive Vice President and Chief Operating Officer (4)
James W. Keyes                41                Executive Vice President and Chief Financial Officer (5)
Rodney A. Brehm               49                Senior Vice President, Distribution (6)
Michael R. Cutter             45                Senior Vice President, Merchandising (7)
Adrian O. Evans               60                Senior Vice President, Construction and Maintenance (8)
Stephen B. LeRoy              44                Senior Vice President, International and Real Estate (9)
Bryan F. Smith, Jr.           44                Senior Vice President and General Counsel (10)
Robert E. Bailey              54                Vice President, Northwest Division (11)
Terry L. Blocher              52                Vice President, Southwest Division (12)
Paul L. Bureau, Jr.           55                Vice President, Corporate Tax (13)
Kathleen Callahan-Guion       45                Vice President, Chesapeake Division (14)
Frank Crivello                43                Vice President, Northeast Division (15)
Joseph Gomes                  57                Vice President, Central Division (16)
John Harris                   50                Vice President, Florida Division (17)
James Notarnicola             45                Vice President, Communications (18)
Gary R. Rose                  51                Vice President, Gasoline and Environmental Services (19)
Jeffrey Schenck               46                Vice President, Greater Midwest Division (20)
David A. Urbel                55                Vice President, Planning and Treasurer (21)
Donald E. Thomas              38                Controller (22)

-------------------

                                     19

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

     (4) Executive Vice President and Chief Operating Officer since June 1993; Senior Vice President, Operations, from August 1992 to June 1993; Senior Vice President, 7-ELEVEN-R- Stores Operations, from 1990 to August 1992; Vice President, Marketing, from 1989 to 1990; Vice President, Northern Region, 7-ELEVEN-R- Stores, from January 1989 to October 1989;
Vice President, Northwest Region, 7-ELEVEN-R- Stores, from 1987 to 1988; Division Manager, Mountain Division, 7-ELEVEN-R- Stores, from 1986 to 1987; Regional Marketing Manager from 1981 to 1986; employee of the Company since 1972.

     (5) Executive Vice President and Chief Financial Officer since May 1, 1996; Senior Vice President, Finance, from June 1993 to April 1996; Vice President, Planning and Finance, from August 1992 to June 1, 1993; Vice President, National Gasoline, from August 1991 to August 1992; General Manager, National Gasoline, from 1986 to 1991; employee of the Company since 1985.

     (6) Senior Vice President, Distribution since May 1, 1996; Senior Vice President, Distribution and Foodservice, from June 1993 to April 1996; Vice President, Merchandising, from February 1992 to June 1993; Vice President, Marketing, from 1990 to 1992; Vice President, Northwest Region, 7-ELEVEN-R- Stores, from 1989 to 1990; National Marketing Manager from 1986 to 1989; Division Manager, Central Pacific Division, 7-ELEVEN-R- Stores, from 1979 to 1986; employee of the Company since 1972.

     (7) Senior Vice President, Merchandising from May 1, 1996 to March 31, 1997; Vice President, Merchandising from May 1995 to April 1996; National Field Merchandising Manager from July 1994 to April 1995; Regional Merchandising Manager from January 1990 to July 1994; Division Merchandising Manager from July 1986 to December 1989; employee of the Company since 1975.

     (8) Senior Vice President, Construction and Maintenance from May 1, 1996 to June 30, 1997; Vice President, Construction and Maintenance, from August 1992 to April 1996; Vice President, Stores Development, from January 1989 to August 1992; Vice President, Mid-America Region, 7-ELEVEN-R- Stores, from 1987 to 1988; Vice President, Central Stores Region, from 1980 to 1987; Central Stores Regional Manager from 1978 to 1980; Division Manager, Canada, from 1976 to 1978; employee of the Company from 1962 to 1972 and since 1975.

     (9) Senior Vice President, International and Real Estate since May 1, 1995; Vice President, International and Real Estate, May, 1994 to April, 1995; Vice President Real Estate and Licensed Operations, from August 1992 until May 1994; Vice President, Atlantic Region, 7-ELEVEN-R- Stores, from 1990 to 1992; Vice President, Chesapeake Region, 7-ELEVEN-R- Stores, from 1987 to 1990; Regional Manager, Chesapeake Stores Region, in 1987; Division Manager, Capitol Stores Division, from 1986 to 1987; Division Manager, Great Lakes Stores Division, from 1984 to 1986; Operations Manager, Great Lakes Stores Division, from 1981 to 1984; employee of the Company since 1975.

     (10) Senior Vice President and General Counsel since May 1, 1995; Vice President and General Counsel from August 1992 to April 30, 1995; Assistant General Counsel from January 1990 to July 1992; Associate General Counsel from January 1987 to December 1989; employee of the Company since 1980.

     (11) Vice President, Northwest Division since May 1, 1995; Division Manager from November 1990 to April 1995; Regional Vice President from May 1986 to October 1990; employee of the Company since 1970.

     (12) Vice President, Southwest Division since May 1, 1995; Division Manager from February 1, 1985 to April 30, 1995; employee of the Company since 1971.

     (13) Vice President, Corporate Tax, since May 1993; Corporate Tax Manager from March 1983 to May 1993; Partner, Touche Ross & Co., from 1978 to 1983; employee of the Company since 1983.

     (14) Vice President, Chesapeake Division from May 1, 1995 to March 14, 1997; Division Manager from November 1, 1986 to April 30, 1995; employee of the Company since 1979.

     (15) Vice President, Northeast Division since May 1, 1996; Division Manager from October 1987 to April 1996; employee of the Company since 1981.

     (16) Vice President, Central Division since May 1, 1996; Division Manager from June 1989 to April 1996; employee of the Company since 1978.

     (17) Vice President, Florida Division since May 1, 1996; Division Manager from October 1987 to April 1996; employee of the Company since 1979.

     (18) Vice President, Communications from May 1, 1995 to March 31, 1997; Manager, Advertising and Promotions from July 1992 to April 1995; National Sales Manager from November 1990 to July 1992; Regional Marketing Manager from August 1989 to October 1990; employee of the Company since 1978.

     (19) Vice President, Gasoline and Environmental Services since May 1, 1995; National Gasoline Manager from January 1991 to April 1995; Manager, East/West Gasoline from November 1987 to January 1991; employee of the Company since 1968.

     (20) Vice President, Greater Midwest Division since May 1, 1996; Division Manager from October 1987 to April 1996; employee of the Company since 1976.

     (21) Vice President, Planning and Treasurer since August, 1992; Vice President since April, 1992 and Treasurer since December 16, 1987; Deputy Treasurer from 1984 to 1987; Assistant Treasurer from 1983 to 1984; employee of the Company since 1970.

     (22) Controller since August 1, 1995; Assistant Controller from January 1993 to July 1995; employee of the Company since 1993. Financial Manager, The Trane Company, from April 1992 to December 1992; Senior Manager, Audit Department, Deloitte & Touche, from January 1990 to March 1992; Audit Department, Deloitte & Touche, from June 1981 to March 1992. Deloitte & Touche was formed in 1989 from the merger of Touche Ross & Co. and Deloitte, Haskins, and Sells.


ITEM 2.  PROPERTIES

     Under the Prior Credit Agreement, virtually all the Company's assets, not previously subject to liens, were encumbered with mortgages and other liens, including both tangible and intangible property rights, as well as stock in the Company's non-foreign subsidiaries, where such encumbrance was not otherwise prohibited. Upon refinancing of the Prior Credit Agreement and the payment of all amounts due thereunder, such encumbrances were released.

     OPERATING AND FRANCHISING OF CONVENIENCE FOOD STORES

     7-ELEVEN-R- At the end of 1996, the 7-ELEVEN-R- stores group was using 62 offices in 19 states and Canada. The following table shows the location and number of the Company's 7-ELEVEN-R- convenience stores (excluding stores under area licenses and of certain affiliates) in operation on December 31, 1996.


                STATE/PROVINCE                      OPERATING 7-ELEVEN-R- CONVENIENCE STORES
                                             OWNED                LEASED(A)                TOTAL
              U.S.
              ---
              Arizona                         39                      57                       96
              California                     227                     941                    1,168
              Colorado                        61                     179                      240
              Connecticut                      7                      31                       38
              Delaware                        10                      17                       27
              District of Columbia             4                      14                       18
              Florida                        227                     190                      417
              Idaho                            6                       8                       14
              Illinois                        53                      85                      138
              Indiana                          6                      10                       16
              Kansas                           7                      10                       17
              Maryland                        87                     228                      315
              Massachusetts                   11                      24                       35
              Michigan                        51                      48                       99
              Missouri                        32                      49                       81
              Nevada                          88                     100                      188
              New Hampshire                    2                       7                        9
              New Jersey                      74                     129                      203
              New York                        43                     186                      229
              North Carolina                   2                       5                        7
              Ohio                            10                       5                       15
              Oregon                          37                      96                      133
              Pennsylvania                    60                     106                      166
              Rhode Island                     0                       8                        8
              Texas                          105                     181                      286
              Utah                            37                      75                      112
              Virginia                       191                     407                      598
              Washington                      59                     169                      228
              West Virginia                   10                      13                       23
              Wisconsin                       15                       0                       15
             CANADA (B)
             ------
              Alberta                         19                      97                      116
              Manitoba                        13                      37                       50
              Ontario                         30                      80                      110
              British Columbia                21                     120                      141
              Saskatchewan                    14                      24                       38
                                           -----                   -----                    -----
                    Total                  1,658                   3,736                    5,394
                                           =====                   =====                    =====
-----------------
     (A)     Of the 7-ELEVEN-R- convenience stores set forth in the foregoing table, 743 are leased by the Company from The Southland Corporation Employees' Savings and Profit Sharing
Plan (the "Savings and Profit Sharing Plan").  As of year-end 1996, the Company also leased
50 closed convenience stores or office locations from the Savings and Profit Sharing Plan.
     (B)     The above numbers include 17 stores in Canada that have been operated under a management contract.  The Company is in the process of acquiring the assets of these stores, which are all on leased property.


     OTHER RETAIL. As shown in the following table, at year-end 1996, the Company operated 22 Quik Mart and SUPER-7-R- stores in California, Illinois, Indiana, Massachusetts, Missouri, New Hampshire, Texas and Virginia, 5 HIGH'S-TM- Dairy Stores located in Maryland and Virginia, and one other retail location in Illinois.

     The following table shows the location and number of the Company's Quik Mart, HIGH'S-TM- and SUPER-7-R- locations in operation on December 31, 1996.


                                     OTHER OPERATING RETAIL LOCATIONS
                  STATE              OWNED           LEASED          TOTAL
               California             3               0               3
               Illinois               6               0               6
               Indiana                3               1               4
               Maryland               0               2               2
               Massachusetts          1               0               1
               Missouri               2               0               2
               New Hampshire          1               1               2
               Texas                  2               0               2
               Virginia               3               3               6
                                    ---              --              --
                    Total            21               7              28

     The Company plans to either close or convert these units to 7-ELEVEN-R-stores over the next few years.

      OTHER INFORMATION ABOUT PROPERTIES AND LEASES. At December 31, 1996, there were six 7-ELEVEN-R- stores in various stages of construction, all but one on property leased by the Company. The Company owned 16, and had leases on 57, undeveloped convenience store sites. In addition, the Company held 110 7-ELEVEN-R-, HIGH'S-T.M.- and Quik Mart properties available for sale consisting of 66 unimproved parcels of land, 31 closed store locations and 13 parcels of excess property adjoining store locations. At December 31, 1996, 22 of these properties were under contract for sale.

      On December 31, 1996, the Company held leases on 373 closed store or other non-operating facilities, 50 of which were leased from the Savings and Profit Sharing Plan. Of these, 293 were subleased to outside parties.

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

     ACQUISITIONS. During 1996, the Company acquired from The Store 24 Companies, Inc. of Boston, Massachusetts, 13 stores located in Queens, the Bronx and Brooklyn, New York, all of which are leased. The Company also acquired two stores in the Oakland, California area, from The Customer Company, both of which are owned.

     OTHER PROPERTIES. The Company also leases 53,580-square-feet of office/warehouse space in Denver, Colorado, for an equipment warehouse and service center.

     The Company has contracted to sell a five-acre tract of land in Delanco, New Jersey, on which a 19,000-square-foot branch distribution facility is located. This is residual property from the Company's distribution and food processing operations that were divested in late 1992.

     The Company also owns a 287-acre tract in Great Meadows, New Jersey. The chemical plant that was located on this property has now been demolished and a part of the property is currently involved in environmental clean-up. (See "Current Environmental Projects and Proceedings," pages 17 through 19, above.)

     CORPORATE

     The Company's corporate office headquarters is in Dallas, Texas in a 42-story office building, known as Cityplace Center East. The Company's lease covers the entire Cityplace Tower, but gives the Company the right to sublease to other parties. As of early 1996, subleases had been signed with third parties so that (including the space leased by Southland) the building is virtually completely leased or reserved for expansion under current leases. The Company currently utilizes other office space in and around Dallas (although most corporate office space is consolidated in Cityplace Center East). The Company holds tracts in Dallas, Texas, not included in Cityplace, totaling about 5.0 acres which are available for sale.

Item 3.  LEGAL PROCEEDINGS

THE FOLLOWING INFORMATION UPDATES THE STATUS OF CERTAIN PREVIOUSLY REPORTED PENDING LITIGATION INVOLVING THE COMPANY.


7-ELEVEN-R- OWNERS FOR FAIR FRANCHISING, ET AL. V. THE SOUTHLAND CORPORATION, ET AL.

     As previously reported, on September 23, 1993, the Company was served with a Summons and Complaint in a purported class action lawsuit entitled 7-ELEVEN-R- Owners for FAIR FRANCHISING, ET AL. V. THE SOUTHLAND CORPORATION, ET AL., Case No. 722272-6, in the Superior Court for Alameda County, California ("7-ELEVEN-R- OFFF"). Also named as defendants in the Complaint are Southland's majority owners and various vendors who supply goods to 7-ELEVEN-R-franchisees in the State of California. The named plaintiffs purportedly represent all persons who have owned 7-ELEVEN-R-franchises in California at any time since August 1987. The Complaint alleges a variety of violations of California state antitrust laws, breaches of contract and other claims relating to discounts and allowances, vendor-supplied equipment, Southland's accelerated inventory management program and the 24-hour operation of 7-ELEVEN-R- stores.

     Although the case was filed as a class action on behalf of California franchisees, the judge has not yet ruled on whether or not to certify a class.

     The Company's majority owners filed a motion challenging the court's jurisdiction over them and asking to be dismissed from the case, which the Court granted on March 12, 1997. In addition, Southland and several of the vendor defendants filed motions requesting summary judgment as to most of the antitrust claims in the case. Those motions were heard on January 24, 1997, and on March 12, 1997, the judge granted summary judgment and dismissed all of the claims that alleged a price-fixing conspiracy between Southland and the vendor defendants, as well as dismissing the breach of fiduciary duty and accounting claims against McLane. As a result of this decision, Coca Cola, Pepsi Cola, Hansen's Juices and Oscar Mayer have been dismissed from the case, leaving only Southland, Citgo and McLane as defendants.
     There are no other hearings set in this case; however, the judge has scheduled the trial to begin on January 12, 1998, and discovery in this matter is proceeding.


VALENTE, ET AL. V. THE SOUTHLAND CORPORATION, ET AL.

     VALENTE I: As previously reported, the same lawyers representing the plaintiffs in the 7-ELEVEN-R-OFFF case, which, as previously reported, is pending in state court in California, filed another lawsuit against the Company and other defendants on March 15, 1996, in the U.S. District Court for the Northern District of California, entitled VALENTE, ET AL. V. THE SOUTHLAND CORPORATION, ET AL., Case No. 3:96-CV-1786-P ("Valente I"). Valente I, which alleges essentially the same issues as the 7-ELEVEN-R- OFFF case, was filed on behalf of a purported class consisting of all persons who owned 7-ELEVEN-R- franchises during the last six years, except those located in California.

     The Company's motion to transfer the case to federal court in Dallas was granted on June 24, 1996, and the case is now pending in the U.S. District Court for the Northern District of Texas. The plaintiffs, however, have filed a motion to dismiss VALENTE I; the court has not yet ruled on that motion.

     VALENTE II: On November 14, 1996, the same group of lawyers representing the franchisees filed a third purported class action lawsuit (VALENTE, ET AL. V. THE SOUTHLAND CORPORATION, District Court of Dallas County Texas, 14th Judicial District, Case No. 96-11972-A, "Valente II") in state court in Dallas. Southland is the only defendant named in this case, which alleges breach of contract relating to the manner in which the Company accounted for discounts and allowances from merchandise vendors. The plaintiffs have amended their complaint to assert that the class consists of all persons who signed a franchise agreement with Southland, on or after January 1, 1967, with respect to a 7-ELEVEN-R- store in any state, except California.

     The Company intends to contest the certification of classes in these cases and to defend vigorously against all of the plaintiffs' allegations. The Company believes it has meritorious defenses to all of the claims asserted by the plaintiffs in both the California action and the Texas cases. The ultimate outcome, however, cannot be predicted.

EMIL V. SPARANO, ET AL. V. THE SOUTHLAND CORPORATION, ET AL.

     As previously reported, a lawsuit entitled EMIL V. SPARANO, ET AL. V. THE SOUTHLAND CORPORATION, ET AL. was filed against the Company in the United States District Court for the Northern District of Illinois, in April 1994. Plaintiffs are several franchisees of 7-ELEVEN-R- stores in Illinois,

Pennsylvania, New Jersey and Nevada; and they purport to represent a nationwide class of all persons who have owned 7-ELEVEN-R- franchises anywhere in the United States at any time since 1987. In addition to the Company, several of the Company's current or former officers and directors (John P. Thompson, Jere W. Thompson, Joe C. Thompson, Jr., Clark J. Matthews, II, Walton Grayson, III, John H. Rodgers and Frank Gangi, collectively, the "Individual Defendants") and Ito-Yokado Co., Ltd., Seven-Eleven Japan Co., Ltd. and IYG Holding Company (collectively, the "Foreign Companies") were named as defendants in this case. The lawsuit originally included 11 causes of action.

     During 1996, as previously reported, Southland and the Foreign Companies received favorable rulings on several motions. As a result, all claims against the Foreign Companies were dismissed, and the only Individual Defendants remaining in the case are John Thompson, Jere Thompson and Clark Matthews. In addition, of the 11 original causes of action, only the claim alleging that fraudulent statements about the Company's financial condition were made, during and after the Company's LBO and Chapter 11 bankruptcy proceedings, has been certified to proceed as a class action against the three remaining Individual Defendants and Southland. The plaintiffs are not pursuing any of the other claims that were originally alleged.

     The class has now been defined to include those persons who owned 7-ELEVEN-R- franchises at any time from December 1, 1987 to March 4, 1991. The parties are currently attempting to agree on the form of notice that will be sent to class members.

     The Company has aggressively attacked the merits of this suit from its inception and believes that it has meritorious defenses to the remaining claim. At this time, however, the litigation is still at an early stage of development and the ultimate outcome cannot be predicted.

DEFAULT INTEREST CLAIM

     As previously reported, on October 24, 1990, the Company filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas, Dallas Division, Case No. 390-37119-HCA-11. The Company's Plan of Reorganization was confirmed by the Court on February 21, 1991. Subsequent to the Company's bankruptcy filing, the Company's senior lenders under the Credit Agreement filed a proof of claim demanding, among other things, default interest, as a result of the Company's failure to make an interest payment due June 15, 1990 and received a favorable ruling from the Bankruptcy Court. The Company has appealed this decision but recognized the approximately $12.2 million of additional interest expense in its financial statements for 1991. There were no material developments in this matter in 1996.

T&L PROPERTY SERVICE (TAL-TEX)

     As previously reported, on June 21, 1995, a lawsuit was filed in Dallas County, Texas against the Company by T&L Property Service, an affiliate of Tax-Tex, Inc. ("Tal-Tex"). Tal-Tex is a water supply company located near Round Rock, Texas. The Complaint was subsequently amended to include claims by Tal-Tex and its principals and claims by certain individuals who reside in or near Round Rock on behalf of themselves and a purported class of similarly situated residents, alleging personal injuries and property damages as a result of a release of petroleum from underground storage tanks at a 7-ELEVEN-R- store in Round Rock, Texas. In March, 1996, the claims of the Tal-Tex entities were severed from the purported class action. In December, 1996, the Court denied the motion to certify the class, and in January, 1997, the individual plaintiffs voluntarily dismissed both the individual claims and the class claims leaving only the lawsuit pending in Dallas County, Texas, involving the Tal-Tex entities. The individual plaintiffs subsequently filed a new lawsuit in Georgetown, Texas, (TONKAWA SPRINGS HOMEOWNERS ASSOCIATION ET AL. V. THE SOUTHLAND CORPORATION, Cause No. 97-021-C277, in the 277th Judicial District Court for Williamson County, Texas) on behalf of themselves individually, and as representatives of a purported class of property owners in the subdivision near Round Rock, Texas, whose properties have been allegedly damaged as a result of the original release of petroleum from the 7-ELEVEN-R- store in Round Rock, Texas. The Company strongly contests, and is vigorously defending against, both lawsuits.

ARTURO M. VASQUEZ, ET AL. V. THE SOUTHLAND CORPORATION, ET AL.

     As previously reported, a suit was filed in 1995 against the Company entitled ARTURO M. VASQUEZ, ET AL. V. THE SOUTHLAND CORPORATION, ET AL., which asserts certain claims on behalf of a purported class of property owners whose properties have allegedly been damaged by petroleum releases from underground storage tanks at approximately 150 former or current Southland locations in Texas. The Company's motion to transfer venue in this matter to Dallas County, Texas was granted, and upon reconsideration the judge upheld the transfer. Immediately prior to the class certification hearing, the plaintiffs withdrew all allegations involving the purported class, thereby resulting in a lawsuit involving only a few individual plaintiffs. Southland strongly contests, and is vigorously defending against, the claims in this lawsuit.

     In addition, the Company is also occasionally sued by persons who allege that they have incurred property damage and personal injuries as a result of releases of motor fuels from underground storage tanks operated by the Company at its retail outlets. It is the Company's policy to vigorously defend against such claims. Except as specifically disclosed in this section on "Legal Proceedings" or in the section on "Environmental Matters", above, the Company does not believe that its exposure from such claims, either individually or in the aggregate, is material to its business or financial condition.

     Information concerning other legal proceedings is incorporated herein from "Environmental Matters," pages 16 through 18, above.

     In the ordinary course of business, the Company is also involved in various other legal proceedings which, in the Company's opinion, are not material, either individually or in the aggregate.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                                    PART II


ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

     The Company's Common Stock, $.0001 par value per share, is the only class of common equity of the Company and represents the only voting securities of the Company. There are 409,922,935 shares of Common Stock issued and outstanding and, as of March 7, 1997, there were 2,834 record holders of the Common Stock. The Company's Common Stock is traded on The NASDAQ Stock Market under the symbol "SLCM". The following information has been provided to the Company by the NASDAQ Stock Market.


                                 PRICE RANGE
               -----------------------------------------------------------
QUARTERS           HIGH                LOW                  CLOSE
-------------   ----------------------------------------------------------
1996
FIRST           $   4  1/16         $   2  15/16          $    3  5/16
SECOND              4  15/16            3                      3  1/32
THIRD               3  5/8              3                      3  1/32
FOURTH              3  5/32             2  7/16                2  31/32

1995
FIRST           $   4  23/32        $   3  7/16           $   3  3/4
SECOND              4  3/8              3  7/16               3  7/16
THIRD               4  1/8              2  7/8                3
FOURTH              4  1/4              2  15/16              3  5/16

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


                                     SELECTED  FINANCIAL  DATA

                             THE SOUTHLAND CORPORATION AND SUBSIDIARIES


                                                              YEARS ENDED DECEMBER 31
                                              -----------------------------------------------------
                                                 1996       1995       1994       1993       1992
                                              ---------  ---------  ---------  ---------  ---------
                                                  (DOLLARS IN MILLIONS, EXCEPT PER-SHARE DATA)
Net sales . . . . . . . . . . . . . . . . .   $ 6,868.9  $ 6,745.8  $ 6,684.5  $ 6,744.3  $ 7,425.8
Other income (a). . . . . . . . . . . . . .        86.4       78.5       74.6       71.3       67.4
Total revenues (a). . . . . . . . . . . . .     6,955.3    6,824.3    6,759.1    6,815.6    7,493.2
LIFO charge (credit). . . . . . . . . . . .         4.7        2.6        3.0       (8.7)       1.5
Depreciation and amortization . . . . . . .       185.4      166.4      162.7      154.4      180.3
Interest expense, net . . . . . . . . . . .        90.2       85.6       95.0       81.8       97.4
Earnings (loss) before income taxes,
  extraordinary items and cumulative effect
  of accounting changes . . . . . . . . . .       130.8      101.5       73.5       (2.6)
(119.9)(b)
Income taxes (benefit). . . . . . . . . . .        41.3      (66.1)(c)  (18.5)(d)    8.7       11.5
Earnings (loss) before extraordinary items
  and cumulative effect of accounting changes      89.5      167.6       92.0      (11.3)    (131.4)
Net earnings (loss) . . . . . . . . . . . .        89.5      270.8 (e)   92.0       71.2 (f) (131.4)
Earnings (loss) per common share
  (primary and fully diluted):
     Before extraordinary items and
        cumulative effect of accounting
        changes . . . . . . . . . . . . . .        0.20       0.40       0.22      (0.03)     (0.32)
     Net earnings (loss). . . . . . . . . .        0.20       0.65       0.22       0.17      (0.32)
Total assets. . . . . . . . . . . . . . . .     2,039.1    2,081.1    2,000.6    1,990.0    2,039.7
Long-term debt, including current portion .     1,707.4    1,850.6    2,351.2    2,419.9    2,560.4

-------------------------

(a) Prior-year amounts have been reclassified to conform to current-year presentation.
(b) Loss before income taxes, extraordinary items and cumulative effect of accounting changes include a $45 million loss on the sale and closing of the Company's distribution and food processing facilities.
(c) Income taxes (benefit) includes an $84.3 million tax benefit from recognition of the remaining portion of the Company's net deferred tax assets as explained in Note 15 to the Consolidated Financial Statements.
(d) Income taxes (benefit) includes a $30 million tax benefit from recog-nition of a portion of the Company's net deferred tax assets as explained in Note 15 to the Consolidated Financial Statements.
(e) Net earnings include an extraordinary gain of $103.2 million on debt redemption as explained in Note 8 to the Consolidated FInancial Statements.
(f) Net earnings include an extraordinary gain of $99 million on debt redemption and a charge for the cumulative effect of an accounting change for postemployment benefits of $16.5 million.

Some of the matters discussed in this annual report contain forward-looking statements regarding the Company's future business which are subject to certain risks and uncertainties, including competitive pressures, adverse economic conditions and government regulations. These issues, and other factors which may be identified from time to time in the Company's reports filed with the SEC, could cause actual results to differ materially from those indicated in the forward-looking statements.

RESULTS OF OPERATIONS

SUMMARY OF RESULTS OF OPERATIONS

     The Company's net earnings for 1996 were $89.5 million, compared to net earnings of $270.8 million in 1995 and $92.0 million in 1994. The Company's operating performance continued to improve, resulting in a 29% increase in 1996 earnings before income taxes and extraordinary gain (see chart below).


                                                        YEARS ENDED DECEMBER 31
                                                        ------------------------
(DOLLARS IN MILLIONS, EXCEPT PER-SHARE DATA)           1996     1995     1994
                                                       ----     ----     ----
Earnings before income taxes
     and extraordinary gain                            $130.8   $101.5   $ 73.5
Income tax (expense) benefit                            (41.3)    66.1     18.5
Extraordinary gain from partial
     redemption of the Company's
     41/2 and 5% debentures
     in November 1995                                      -     103.2       -
                                                       -------  -------  -------
Net earnings                                           $ 89.5   $270.8   $ 92.0
                                                       =======  =======  =======
Net earnings per common share
     (primary and fully diluted)                       $  .20    $  .65    $ .22
                                                       =======   =======   ======


     The Company's operating improvement in 1996 was primarily due to savings in operating, selling, general and administrative expenses. Although store closings (121 average) resulted in a decline in total merchandise gross profit compared to 1995, average per store merchandise sales and gross profits improved in each quarter in 1996 over 1995.

MANAGEMENT STRATEGIES

     Since 1992, the Company hasbeen committed to several key strategies that it believes, over the long term, will provide further differentiation from competitors and allow 7-Eleven to maintain its position as the premier convenience retailer. These strategies include: an upgraded store base;
a customer-driven approach to product selection; an everyday-fair-pricing policy on all items; daily delivery of fresh perishable items; introduction of high-quality, ready-to-eat fresh foods; and the implementation

For the past four years, the Company has focused on upgrading its store base, both through remodeling existing stores and closing underachieving stores. More recently, this strategy has been expanded through the opening or acquiring of new stores. During 1996, the Company completed the most extensive remodeling program in its history. With its store base now completely remodeled, future upgrade programs will focus on retail information systems, food service and other merchandising programs. Also in 1996, the Company slowed its ten-year decline in operating properties by ending the year with only two fewer stores. Beginning in 1997, new store openings are expected to outpace closings each year, with future expansion initially occurring in existing markets to support the Company's fresh food and combined-distribution initiatives. In recent years, the Company has pruned its store base, closing or disposing of those stores that either could not support its strategies or were not expected to achieve an acceptable level of profitability in the future. As a result, store closings during the past three years totaled 39, 214 and 182 in 1996, 1995 and 1994, respectively.

     The customer-driven approach to merchandising focuses on providing the customer an expanded selection of quality products at a good value. This is being accomplished by emphasizing the importance of ordering at the store level, removing slow-moving items and aggressively introducing new products in the early stages of their life cycle. This process will be an ongoing part of managing our business in a continual effort to satisfy the ever-changing preferences of our customers.

     The Company's everyday-fair-pricing strategy is designed to provide consistent prices on all items by reducing its reliance on discounting. Following a complete evaluation of product pricing in 1992, the everyday-fair-pricing strategy was introduced, which in turn, allowed some product prices to be lowered, while others were increased to achieve more consistency. Going forward, the Company plans to migrate toward lower retail prices as lower product costs are achieved through contract negotiations or strategic alliances with suppliers and distributors.

     Daily delivery of fresh perishable items and high-quality, ready-to-eat foods is another key management strategy. Implementation of this strategy includes third-party development and operation of combined distribution centers ("CDC"), fresh-food commissaries and bakery facilities in many of the Company's markets around the country. The commissary and bakery ready-to-eat items, like fresh sandwiches and pastries, along with goods from multiple vendors such as dairy products, produce and other perishable goods, are "combined" at a distribution center and delivered daily to each store. In addition to providing fresher products, improved in-stock conditions from daily deliveries and quicker response time on new items, the combined distribution is also intended to provide lower product costs, in part from vendors' savings, through this approach. At the end of 1996, over 2,000 stores were serviced by the CDCs and carried fresh-food products manufactured by the commissaries. Further expansion of these programs is anticipated in 1997 in the following markets: Miami/Fort Lauderdale, Chicago and Long Island. When CDCs in these markets are operational, daily-delivered fresh food will be available to nearly one-half of the Company's stores.

     The development of a retail information system ("RIS") began in 1994. The initial phase, completed in early 1996, involved installing in-store processors ("ISP") in each store to automate accounting and other store-level tasks. The current phase involves the installation of point-of-sale registers with scanning capabilities, as well as tools on the ISP to assist with ordering and product assortment, and a hand-held unit for ordering product from the sales floor. After completion of this phase in 1998, the system will provide each store and its suppliers and distributors with on-line information to make better decisions in anticipating customer needs. Management feels that the effective utilization of daily sales data gathered by the system will improve sales through reducing out-of-stock incidents and enhancing each individual store's product mix to better match customers' needs. In addition, the system will assist with monitoring inventories to better control shortage and product write-offs. While implementation costs during the roll-out phase are expected to exceed the short-term benefits, the anticipated long-term benefits of this system, coupled with further reductions in costs resulting from automation, are expected to help the Company reach its goal of sustained profitable growth over the long term.


(EXCEPT WHERE NOTED, ALL PER-STORE NUMBERS REFER TO AN AVERAGE OF ALL STORES RATHER THAN ONLY STORES OPEN MORE THAN ONE YEAR.)

SALES

     The Company recorded net sales of $6.87 billion for the year ended December 31, 1996, compared to sales of $6.75 billion in 1995 and $6.68 billion in 1994. Over the past three years, sales increases have primarily come from same-store merchandise sales growth, combined with higher gasoline prices. During this time period, growth in total sales was suppressed by the closing of more than 430 underachieving stores (see Management Strategies).





                                               MERCHANDISE SALES GROWTH DATA (PER-STORE)
                                                    YEARS ENDED DECEMBER 31
                                                    -----------------------
Increase (Decrease) from prior year                    1996    1995    1994
-----------------------------------                    ----    ----    ----
U.S. same-store sales                                  1.4%    2.0%    2.1%
U.S. same-store real growth; excluding inflation      (1.0)%    -      2.8%
7-Eleven inflation (deflation)                         2.4%    2.1%    (.7)%


     While average per-store merchandise sales results in 1996 were fairly consistent among the various geographical areas, category results were mixed. Categories with significant sales improvement included pre-paid phone cards and services, while traditional convenience store products such as cigarettes, non-alcoholic beverages and candy, which account for almost 40% of merchandise sales, had below average growth. Competition continues to intensify as other retailers rely on price promotions to drive their sales of these products. Additionally, management feels that the Company's ongoing challenge of balancing short-term performance with its long-term objectives contributed to the less-than-desired sales results for the year.

     During 1995 average per-store merchandise sales results varied by geographic region. The largest increases occurred in those areas with the highest percentage of completed remodels (Florida 4.8%, Texas/Colorado 4.1%). Conversely, the Southern California area, which included 18% of the Company's domestic stores, experienced a decline of almost 1.5% due to a sluggish economy.

      Merchandise sales results experienced deflation during 1994 as a result of cigarette price reductions (on certain premium brands) associated with manufacturers' cost reductions.

      Gasoline sales dollars per store increased 7.3%, 4.0% and 8.7% in 1996, 1995 and 1994, respectively. In 1996 and 1995 this increase was mostly due to the average sales price per gallon increasing 12 cents over the two-year period. The increase in gasoline sales dollars per store in 1994 was primarily due to per-store gallonage improvement of 7.8%. Gallon volumes in both 1996 and 1995 did not sustain the high growth levels experienced in 1994 as a result of market factors which affected the way the Company managed its gasoline business.

OTHER INCOME

     Other income of $86.4 million for 1996 was $7.9 million higher than 1995 and $11.7 million higher than 1994. The improvement is primarily the result of increased royalty income from licensed operations, combined with increased franchising activities which generated more fees.

GROSS PROFITS

MERCHANDISE GROSS PROFIT DATA
                                                        YEARS ENDED DECEMBER 31
                                                   -------------------------------
                                                         1996       1995       1994
                                                         ----       ----       ----
Merchandise Gross Profit - (DOLLARS IN MILLIONS)      $ 1,787.7  $ 1,790.2  $ 1,791.1

Increase/(decrease) from prior year - all stores
-------------------------------------------------
     Average per-store gross
          profit dollar change                             2.1%       3.1%      1.7%
     Margin percentage point change                       (.19)      (.01)     (.50)
     Average per-store merchandise sales                   2.7%       3.1%      3.2%


     Total merchandise gross profit dollars have declined slightly in each of the last three years primarily from store closings and a slightly lower margin. However, as a result of per-store sales growth, gross profit dollars per store have consistently improved compared to prior-year results in each quarter over the same period.

     During 1996, merchandise margin declined slightly due to three main factors: rising product costs, lower-than-average sales growth of high-margin items and higher product write-offs. Rising product costs and more aggressive retail pricing continue to present a challenge in today's increasingly more competitive environment. Initial costs associated with new, fresh-food products from the further roll-out of the Company's fresh-food program have affected margin. Management is actively working to improve merchandise margin while providing fair and consistent prices.

     In 1995, sales of higher-margin categories like pre-paid phone cards and services performed well enough to offset cost increases that could not be passed on to the consumer for competitive reasons. The decline in margin during 1994 was primarily due to increased costs for disposal of slow-moving merchandise, combined with a pricing test in which the Company tested lower prices in certain parts of the country as part of a more aggressive everyday-fair-pricing strategy.


GASOLINE GROSS PROFIT DATA
                                                         YEARS ENDED DECEMBER 31
                                                       ---------------------------
                                                         1996     1995      1994
                                                         ----     ----      ----
Gasoline Gross Profit - (DOLLARS IN MILLIONS)          $ 188.1  $ 192.9   $ 199.6
Increase/(decrease) from prior year
-----------------------------------
     Average per-store gross profit dollar change       (1.4)%   (3.3)%      8.2%
     Margin point change (in cents per gallon)          (.17)    (.60)       .06
     Average per-store gas gallonage                     (.1)%     1.0%      7.8%


     In 1996, gasoline gross profits declined $4.8 million from the levels achieved in 1995. Lower margins (in cents per gallon) and gasoline gallonage, during 1996, were the result of market conditions that kept wholesale costs high for much of the year while competitive pressures kept retail prices in check. The strong 1994 results were aided by favorable market conditions created by the federally mandated fuel reformulation program which kept the margins unusually high in the fourth quarter of 1994.


OPERATING, SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES ("OSG&A")
                                                              YEARS ENDED DECEMBER 31
                                                         ------------------------------
(DOLLARS IN MILLIONS)                                        1996      1995       1994
                                                             ----      ----       ----
Total operating, selling, general and administrative
     expenses                                            $ 1,841.2  $ 1,874.5  $ 1,896.8
Ratio of OSG&A to sales                                      26.8%      27.8%      28.4%

Decrease in OSG&A compared to prior year*                $  (33.3)  $  (22.3)  $ (143.3)

*1993 INCLUDED $48.2 MILLION LOSS FOR STORE CLOSINGS AND DISPOSITIONS OF PROPERTIES AND A
$10.8 MILLION LOSS FOR DISPOSITION OF CITIJET, A FIXED-BASE OPERATION AT DALLAS LOVE FIELD
AIRPORT. EXCLUDING THESE UNUSUAL ITEMS, THE DECREASE IN 1994 WOULD HAVE BEEN $84.3 MILLION.


     OSG&A expenses, and the ratio to sales, have declined in each of the last three years. In 1996, despite the incremental costs of the retail information system initiatives which exceeded $7 million, OSG&A expenses declined over $33 million. The largest item contributing to the improvement was lower insurance costs. Based upon favorable claims experience, the Company lowered its store insurance and employee benefit reserves. Other factors aiding the comparison included the absence of a significant restructuring charge compared to a charge of $13.4 million in 1995, declines in environmental remediation expenses, savings from reductions in force and lower expenses from having fewer stores. Management expects future periods' expenses and the ratio to sales to increase with the continued roll-out of the retail information system.

     The Company continues to review the functions necessary to enable its stores to respond faster and more cost efficiently to rapidly changing customer needs and preferences. In conjunction with this review, management continues to realign and reduce personnel and office facilities, in order to eliminate non-essential costs, while devoting resources to the implementation of its retail information system and other strategic initiatives (see Management Strategies).

     The majority of the decrease in OSG&A expenses in 1995 and 1994 resulted from cost savings realized from reductions in force, combined with the effect of having fewer stores (see Management Strategies). In December 1995, the Company accrued $13.4 million for severance costs and realignment of office space. These reductions were substantially complete in 1996, and changes in estimates from the original accrual did not have a material impact on 1996 earnings. In December 1994, the Company accrued $7.4 million for severance costs and office reductions. The employee terminations were completed in 1995, while the office realignments were completed in 1996. Changes from 1994's original accrual did not have a material impact on 1995 earnings.

INTEREST EXPENSE, NET

     Net interest expense increased $4.6 million in 1996 compared to 1995 due to lower interest income, combined with higher interest expense from the Convertible Quarterly Income Debt Securities ("Convertible Debt") due 2010 which were issued in November 1995. The lower interest income was primarily the result of a new money order agreement that eliminated interest income from the funding arrangement; however, it provided lower cost of goods and operating costs, which more than offset the impact of the lost interest. Interest on the Convertible Debt was almost entirely offset by reduced principal balances and lower rates on floating rate debt. As discussed further in Note 8 to the Consolidated Financial Statements, in accordance with SFAS No. 15, no interest expense is recognized on the Company's public debt securities, as the cash interest payments are charged against the recorded principal balance of such securities.

     Approximately 35% of the Company's debt contains floating rates that will be unfavorably impacted by rising interest rates. The weighted average interest rate for such debt was 5.83% for 1996 versus 6.62% and 5.51% for 1995 and 1994, respectively. The Company expects net interest expense in 1997 to remain relatively flat due to higher borrowings to finance new store development, offset by increased capitalized interest and a .6% reduction in the cost of borrowing that the Company negotiated with the lenders in its new, unsecured bank debt credit agreement ("New Credit Agreement") (see Liquidity and Capital Resources).

     The Company's net interest expense in 1995 decreased $9.4 million compared to 1994. Most of the savings related to non-cash interest, which declined due to the refinancing of the term loans under the secured senior bank debt credit agreement ("Old Credit Agreement") in December 1994 and the extension of the repayment of the debt relating to the Company's headquarters facilities (Cityplace) at a lower interest rate in February 1995. The adverse impact of the 1.1% rise in the weighted average interest rate on the Company's floating rate debt during 1995 increased interest expense approximately $8 million. However, the 1.5% reduction in the margin that the Company negotiated with its bank lenders in the refinancing in late 1994 offset a portion ($5 million) of this increase.

INCOME TAXES

     The Company recorded tax expense in 1996 of $41.3 million, compared to tax benefits in 1995 and 1994 of $66.1 million and $18.5 million, respectively. Higher income taxes were the result of the rise in earnings before income taxes and extraordinary items, which have increased by 29% and 38% for the year-to-year comparisons of 1996 vs. 1995 and 1995 vs. 1994. Tax benefits in 1995 and 1994 were the result of recognition of deferred tax assets. During the fourth quarter of 1995, due to the Company's demonstrated ability to produce higher levels of taxable income, the remaining portion of the valuation allowance for deferred taxes was reversed, producing an $84.3 million benefit. During the fourth quarter of 1994, as a result of the Company's anticipated 1995 taxable earnings, the valuation allowance was reduced $30 million.

EXTRAORDINARY GAIN

     On November 22, 1995, the Company completed a tender offer for 40% of the face value of both its 5% First Priority Senior Subordinated Debentures due December 15, 2003 ($180.6 million) and 4 1/2% Second Priority Senior Subordinated Debentures-Series A ($82.7 million) due June 15, 2004 (collectively, the "Debentures"). Under the terms of the offer the final clearing prices were $840.00 and $786.00 for the 5% and 4 1/2% Debentures, respectively, per $1,000 face amount, resulting in a cash outlay by the Company of $216.7 million. To finance the purchase of the Debentures, the Company issued $300 million in Convertible Debt to Ito-Yokado Co., Ltd., and Seven-Eleven Japan Co., Ltd., the joint owners of IYG Holding Company, which is the Company's majority shareholder. The Company recognized a $103.2 million after-tax extraordinary gain on the purchase of the Debentures in the fourth quarter of 1995. The gain resulted from purchasing the Debentures below their face value and from retiring the future undiscounted interest payments on that portion of the Debentures that were purchased. As a result of the Company's financial restructuring in 1991, SFAS No. 15 required the Company to include its future undiscounted interest payments on the Debentures in the carrying value of the debt on the balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

     The majority of the Company's working capital is provided from three sources: i) cash flows generated from its operating activities; ii) a $400 million commercial paper facility (guaranteed by Ito-Yokado Co., Ltd.); and
iii) short-term seasonal borrowings of up to $400 million (reduced by outstanding letters of credit) under its revolving credit facility. The Company believes that operating activities, coupled with available short-term working capital facilities, will provide sufficient liquidity to fund current operating and capital expenditure programs, as well as to service debt requirements.

     In February 1997, the Company entered into a New Credit Agreement, refinancing its old term loan ($225 million), revolving credit facility and letters of credit ($150 million each), all of which were scheduled to mature on December 31, 1999, with a new term loan facility ("Term Loan") and revolving credit facility. The Term Loan ($225 million) has scheduled quarterly repayments of $14.1 million commencing March 31, 1998 through December 31, 2001. The new revolving credit facility ($400 million) expires February 2002 and allows for revolving borrowings ("Revolver"), and for issuance of letters of credit not to exceed $150 million. Interest on the Term Loan and Revolver is based on a variable rate equal to the administrative agent bank's base rate or, at the Company's option, a rate equal to a reserve-adjusted Eurodollar rate plus .225% per year for drawn amounts. The new agreement requires letter of credit fees to be paid quarterly at .325% per year on the outstanding amount. In addition, a facility fee of .15% per year is payable quarterly on the total amount available under the New Credit Agreement, as such amount is reduced from time to time. The cost of borrowings and letters of credit under the New Credit Agreement represents a decrease of .6% and .45% per year, respectively, from the Old Credit Agreement.

     The Company has received commitments subject to final documentation, for a Master Lease Facility ("MLF") in an amount not to exceed $115 million. The MLF is expected to close in April of 1997 and is intended to finance a complete integrated point-of-sale system which is scheduled to be rolled out over the subsequent six quarters (see Management Strategies). The lease payment on the MLF will be based on a variable rate equal to the Eurodollar rate plus a blended all-inclusive spread of .46% per year. The MLF is expected to have a two-year noncancellable term with semiannual options to renew for up to an additional three years. Based upon current roll-out schedules, it is anticipated that the commitment under the MLF will be fully utilized by the end of 1998.

     The New Credit Agreement contains certain financial and operating covenants requiring, among other things, the maintenance of certain financial ratios, including interest and rent coverage, fixed-charge coverage and senior indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The covenant levels established by the New Credit Agreement generally require continuing improvement in the Company's financial condition. The covenants in the New Credit Agreement, when compared to the Old Credit Agreement, allow the Company more flexibility in its borrowing levels and capital expenditures.

     For the period ended December 31, 1996, the Company was in compliance with all of the covenants required under the Old Credit Agreement, including compliance with the principal financial and operating covenants (calculated over the latest 12-month period) as follows:



                                                                       REQUIREMENTS
                                                               ------------------------
Covenants                                     Actuals            Minimum      Maximum
---------                                    -------           -------        -------
Interest coverage*                           3.44 to 1.0       3.00 to 1.0          -
Fixed charge coverage                        1.11 to 1.0       0.90 to 1.0          -
Senior indebtedness to EBITDA                3.07 to 1.0            -         3.50 to 1.0
*INCLUDES EFFECTS OF THE SFAS NO. 15 INTEREST PAYMENTS.


     In 1996, the Company repaid $140.4 million of debt, which included $75.0 million representing the quarterly installments due in 1996 under the Old Credit Agreement, $27.8 million for principal payments on the Company's yen-denominated loan (secured by the royalty income stream from its area licensee in Japan) and $22.4 million for SFAS No. 15 interest. Outstanding balances at December 31, 1996, for the commercial paper, the Term Loan and the Revolver, were $398.1 million, $225.0 million and zero, respectively. As of December 31, 1996, outstanding letters of credit issued pursuant to the Old Credit Agreement totaled $79.2 million.

CASH FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was $261.0 million for 1996, compared to $236.2 million in 1995 and $271.6 million in 1994 (see Results of Operations section).

CAPITAL EXPENDITURES

     During 1996, net cash used in investing activities consisted primarily of payments of $194.4 million for property and equipment, the majority of which was used for remodeling stores, the continued implementation of a retail information system, upgrading retail gasoline facilities, replacing equipment and complying with environmental regulations.

     The Company expects 1997 capital expenditures, excluding lease commitments, to be approximately $325 million. Capital expenditures are being used to develop or acquire new stores, upgrade store facilities, further implement a retail information system, replace equipment, upgrade gasoline facilities and comply with environmental regulations. The amount of expenditures during the year will be materially impacted by the proportion of new store development funded through working capital versus leases. Most leases related to new store construction would contain initial terms of 15-20 years with typical option renewal periods.

CAPITAL EXPENDITURES - GASOLINE EQUIPMENT

     The Company incurs ongoing costs to comply with federal, state and local environmental laws and regulations primarily relating to underground storage tank ("UST") systems. The Company anticipates it will spend approximately $15 million in 1997 on capital improvements required to comply with environmental regulations relating to USTs, as well as above-ground vapor recovery equipment at store locations, and approximately an additional $20 million on such capital improvements from 1998 through 2000.

ENVIRONMENTAL

     In December 1996, the Company adopted the American Institute of Certified Public Accountants' recently issued Statement of Position ("SOP") No. 96-1, "Environmental Remediation Liabilities." SOP No. 96-1 provides guidance on specific accounting issues that are present in the recognition, measurement and disclosure of environmental remediation liabilities and is required for fiscal years beginning after December 15, 1996.

     In December 1988, the Company closed its chemical manufacturing facility in New Jersey. As a result, the Company is required to conduct environmental remediation at the facility and has submitted a clean-up plan to the New Jersey Department of Environmental Protection (the "State"), which provides for remediation of the site for approximately a three- to- five-year period, as well as continued groundwater treatment for a projected 20-year period. While the Company has recently received conditional approval of its clean-up plan, the Company must supply additional information to the State before the plan can be finalized. The Company has recorded undiscounted liabilities representing its best estimates of the clean-up costs of $30.9 million at December 31, 1996. In 1991, the Company and the former owner of the facility executed a final settlement pursuant to which the former owner agreed to pay a substantial portion of the clean-up costs. Based on the terms of the settlement agreement and the financial resources of the former owner, the Company has recorded a receivable of $18.2 million at December 31, 1996.

     Additionally, the Company accrues for the anticipated future costs and the related probable state reimbursement amounts for remediation activities at its existing and previously operated gasoline sites where releases of regulated substances have been detected. At December 31, 1996, the Company's estimated undiscounted liability for these sites was $46.5 million. This estimate is based on the Company's prior experience with gasoline sites and its consideration of such factors as the age of the tanks, location of tank sites and experience with contractors who perform environmental assessment and remediation work. The Company anticipates that substantially all of the future remediation costs for detected releases at these sites as of December 31, 1996, will be incurred within the next five years.

     Under state reimbursement programs, the Company is eligible to receive reimbursement for a portion of future remediation costs, as well as remediation costs previously paid. Accordingly, at December 31, 1996, the

Company has recorded a net receivable of $50.0 million for the estimated probable state reimbursements. The Company increased the estimated net environmental cost reimbursements at the end of 1996 by approximately $7.5 million as a result of completing a review of state reimbursement programs. In assessing the probability of state reimbursements, the Company takes into consideration each state's fund balance, revenue sources, existing claim backlog, status of clean-up activity and claim ranking systems. As a result of these assessments, the recorded receivable amount is net of an allowance of $9.5 million. While there is no assurance of the timing of the receipt of state reimbursement funds, based on its experience, the Company expects to receive the majority of state reimbursement funds, except from California, within one to three years after payment of eligible remediation expenses, assuming that the state administrative procedures for processing such reimbursements have been fully developed. The Company estimates that it may take one to eight years to receive reimbursement funds from California. Therefore, the portion of the recorded receivable amounts that relate to sites where remediation activities have been completed have been discounted at 7% to reflect their present value. As a result of the adoption of SOP No. 96-1, the 1996 recorded receivable amount is also net of a discount of $6.4 million.

The estimated future assessment and remediation expenditures and related state reimbursement amounts could change within the near future as governmental requirements and state reimbursement programs continue to be implemented or revised.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.













	THE SOUTHLAND CORPORATION AND SUBSIDIARIES


	Consolidated Financial Statements for the
	Years Ended December 31, 1996, 1995 and 1994





                        CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 1996 AND 1995
                (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)
ASSETS
                                                        1996           1995
                                                    -------------  -------------
CURRENT ASSETS:
     Cash and cash equivalents                     $      36,494   $     43,047
     Accounts receivable                                 109,413        107,224
     Inventories                                         109,050        102,020
     Other current assets                                 95,943        103,816
                                                    -------------  -------------
         TOTAL CURRENT ASSETS                            350,900        356,107

PROPERTY AND EQUIPMENT                                 1,349,839      1,335,783

OTHER ASSETS                                             338,409        389,227
                                                    -------------  -------------
                                                    $  2,039,148   $  2,081,117
                                                    =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Trade accounts payable                         $    211,060   $    195,154
     Accrued expenses and other liabilities              297,246        329,429
     Commercial paper                                     98,055         50,198
     Long-term debt due within one year                   68,571        145,346
                                                    -------------  -------------
         TOTAL CURRENT LIABILITIES                       674,932        720,127

DEFERRED CREDITS AND OTHER LIABILITIES                   214,343        236,545

LONG-TERM DEBT                                         1,638,828      1,705,237

CONVERTIBLE QUARTERLY INCOME DEBT SECURITIES             300,000        300,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT):
     Common stock, $.0001 par value; 1,000,000,000
       shares authorized; 409,922,935 shares issued           41             41
     Additional capital                                  625,574        625,574
     Accumulated deficit                              (1,414,570)    (1,506,407)
                                                    -------------  -------------
         TOTAL SHAREHOLDERS' EQUITY (DEFICIT)           (788,955)      (880,792)
                                                    -------------  -------------
                                                    $  2,039,148   $  2,081,117
                                                    =============  =============

               See notes to consolidated financial statements.

                                      42

                             THE SOUTHLAND CORPORATION AND SUBSIDIARIES


                                 CONSOLIDATED STATEMENTS OF EARNINGS
                            YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                            (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                                 1996           1995           1994
                                                            -------------  -------------  -------------
REVENUES:
    Net sales (including $961,987, $977,828 and $972,030
        in excise taxes)                                    $  6,868,912   $  6,745,820   $  6,684,495
    Other income                                                  86,351         78,458         74,624
                                                            -------------  -------------  -------------
                                                               6,955,263      6,824,278      6,759,119
COSTS AND EXPENSES:
    Cost of goods sold                                         4,893,061      4,762,707      4,693,826
    Operating, selling, general and administrative expenses    1,841,174      1,874,460      1,896,827
    Interest expense, net                                         90,204         85,582         94,970
                                                            -------------  -------------  -------------
                                                               6,824,439      6,722,749      6,685,623
                                                            -------------  -------------  -------------
EARNINGS BEFORE INCOME TAXES AND
   EXTRAORDINARY GAIN                                            130,824        101,529         73,496

INCOME TAXES (BENEFIT)                                            41,348        (66,065)       (18,500)
                                                            -------------  -------------  -------------
EARNINGS BEFORE EXTRAORDINARY GAIN                                89,476        167,594         91,996

EXTRAORDINARY GAIN ON DEBT REDEMPTION (NET
   OF TAX EFFECT OF $8,603 in 1995)                                 -           103,169           -
                                                            -------------  -------------  -------------
NET EARNINGS                                                $     89,476   $    270,763   $     91,996
                                                            =============  =============  =============
EARNINGS PER COMMON SHARE
  (PRIMARY AND FULLY DILUTED):
        Before extraordinary gain                                  $ .20          $ .40          $ .22

        Extraordinary gain                                           -              .25            -
                                                                   ------         ------         ------
        Net earnings                                               $ .20          $ .65          $ .22
                                                                   ======         ======         ======



                                See notes to consolidated financial statements.

                                                   43

                                     THE SOUTHLAND CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                         COMMON STOCK                                                      TOTAL
                                    ------------------------      ADDITIONAL        ACCUMULATED         SHAREHOLDERS'
                                       SHARES         AMOUNT        CAPITAL           DEFICIT          EQUITY(DEFICIT)
------------------------------      -----------       ------      -----------      -------------       ---------------
BALANCE, JANUARY 1, 1994            409,922,935        $  41      $  625,574       $ (1,873,965)         $ (1,248,350)
  Net earnings                             -              -             -                91,996                91,996
  Foreign currency translation
      adjustments                          -              -             -                  (877)                 (877)
------------------------------      -----------       ------      -----------      -------------       ---------------
BALANCE, DECEMBER 31, 1994          409,922,935           41         625,574         (1,782,846)           (1,157,231)
  Net earnings                             -              -             -               270,763               270,763
  Foreign currency translation
      adjustments                          -              -             -                (2,470)               (2,470)
  Other                                    -              -             -                 8,146                 8,146
------------------------------      -----------       ------      -----------      -------------       ---------------
BALANCE, DECEMBER 31, 1995          409,922,935           41         625,574         (1,506,407)             (880,792)
  Net earnings                             -              -             -                89,476                89,476
  Foreign currency translation
      adjustments                          -              -             -                  (258)                 (258)
  Other                                    -              -             -                 2,619                 2,619
------------------------------      -----------       ------      -----------      -------------       ---------------
BALANCE, DECEMBER 31, 1996          409,922,935        $  41      $  625,574       $ (1,414,570)          $  (788,955)
                                    ===========       ======      ===========      =============       ===============



                                  See notes to consolidated financial statements.

                                                          44

                                  THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                            (DOLLARS IN THOUSANDS)
                                                                                1996           1995           1994
                                                                          -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings                                                          $     89,476   $    270,763   $     91,996
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Extraordinary gain on debt redemption                                     -          (103,169)          -
        Depreciation and amortization of property and equipment                166,347        147,423        143,670
        Other amortization                                                      19,026         19,026         19,026
        Deferred income taxes                                                   23,790        (84,269)       (30,000)
        Noncash interest expense                                                 1,746          1,974         11,384
        Other noncash expense (income)                                             182           (409)           614
        Net loss on property and equipment                                       1,714          7,274          7,504
        Decrease (increase) in accounts receivable                               4,824         (2,708)        (3,066)
        (Increase) decrease in inventories                                      (7,030)          (552)         7,895
        Decrease (increase) in other assets                                        386         (1,053)        24,273
        Decrease in trade accounts payable and other liabilities               (39,421)       (18,083)        (1,729)
                                                                          -------------  -------------  -------------
                     Net cash provided by operating activities                 261,040        236,217        271,567
                                                                          -------------  -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for purchase of property and equipment                           (194,373)      (192,221)      (171,636)
    Proceeds from sale of property and equipment                                14,499         15,720         15,867
    Other                                                                        9,588          2,770         (5,552)
    Proceeds from sale of distribution and food center assets                     -              -             6,305
                                                                          -------------  -------------  -------------
                     Net cash used in investing activities                    (170,286)      (173,731)      (155,016)
                                                                          -------------  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from commercial paper and revolving credit facilities           4,292,215      4,171,927      4,451,774
    Payments under commercial paper and revolving credit facilities         (4,249,134)    (4,256,918)    (4,418,693)
    Proceeds from issuance of long-term debt                                      -              -           300,000
    Principal payments under long-term debt agreements                        (140,388)      (289,372)      (400,580)
    Proceeds from issuance of convertible quarterly income debt securities        -           300,000           -
    Debt issuance costs                                                           -            (4,364)        (3,250)
                                                                          -------------  -------------  -------------
                     Net cash used in financing activities                     (97,307)       (78,727)       (70,749)
                                                                          -------------  -------------  -------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (6,553)       (16,241)        45,802

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  43,047         59,288         13,486
                                                                          -------------  -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $     36,494   $     43,047   $     59,288
                                                                          =============  =============  =============
RELATED DISCLOSURES FOR CASH FLOW REPORTING:
     Interest paid, excluding SFAS No.15 Interest                         $   (100,777)  $    (97,945)  $    (98,157)
                                                                          =============  =============  =============
     Net income taxes paid                                                $    (18,918)  $    (34,674)  $     (7,810)
                                                                          =============  =============  =============







                                   See notes to consolidated financial statements.

                                                         45

THE SOUTHLAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1. ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The Southland Corporation and subsidiaries ("the Company") is owned approximately 65% by IYG
Holding Company, which is jointly owned by Ito-Yokado Co., Ltd.
("IY") and Seven-Eleven Japan Co., Ltd. ("SEJ").

The consolidated financial statements include the accounts of The
Southland Corporation and its subsidiaries. Intercompany transactions and account balances are eliminated. Prior-year and quarterly amounts are reclassified to conform to the current-year presentation.

The Company operates more than 5,400 7-Eleven and other convenience stores in the United States and Canada. Area licensees, or their franchisees, and affiliates operate approximately 10,800 additional 7-Eleven convenience stores in certain areas of the United States, in 18 foreign countries and in the U. S. territories of Guam and Puerto Rico. The Company's net sales are comprised of sales of groceries, take-out foods and beverages, gasoline (at certain locations), dairy products, non-food merchandise, specialty items and services.

Net sales and cost of goods sold of stores operated by franchisees are consolidated with the results of Company-operated stores. Net sales of stores operated by franchisees are $2,860,768,000, $2,832,131,000 and $2,820,685,000 from 2,927, 2,896 and 2,962 stores for the years ended December 31, 1996, 1995 and 1994, respectively.

Under the present franchise agreements, initial franchise fees are recognized in income currently and are generally calculated based upon gross profit experience for the store or market area. These fees cover certain costs including training, an allowance for travel, meals and lodging for the trainees and other costs relating to the franchising of the store.

The gross profit of the franchise stores is split between the Company and its franchisees. The Company's share of the gross profit of franchise stores is its continuing franchise fee, generally ranging from 50% to 58% of the gross profit of the store, which is charged to the franchisee for the license to use the 7-Eleven operating system and trademarks, for the lease and use of the store premises and equipment, and for continuing services provided by the Company. These services include merchandising, advertising, recordkeeping, store audits, contractual indemnification, business counseling services and preparation of financial statements. The gross profit earned by the Company's franchisees of $516,884,000, $515,610,000 and $517,955,000 for the years ended December 31, 1996,
1995 and 1994, respectively, is included in the Consolidated Statements of Earnings as operating, selling, general and administrative expenses ("OSG&A").

Sales by stores operated under domestic and foreign area license agreements are not included in consolidated revenues. All fees or royalties arising from such agreements are included in other income. Initial fees, which have been immaterial, are recognized when the services required under the agreements are performed.

OTHER INCOME - Other income is primarily area license royalties and franchise fee income. The area license royalties include amounts from area license agreements with SEJ of approximately $47,000,000, $44,000,000 and $42,000,000 for the years ended December 31, 1996,
1995 and 1994, respectively.

OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Buying and occupancy expenses are included in OSG&A.

INTEREST EXPENSE - Interest expense is net of interest income of $10,649,000, $16,975,000 and $13,618,000 for the years ended
December 31, 1996, 1995 and 1994, respectively.

INCOME TAXES - Income taxes are determined using the liability method, where deferred tax assets and liabilities are recognized for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets include tax carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investment instruments purchased with maturities of three months or less to be cash equivalents. Cash and cash equivalents include temporary cash investments of $12,252,000 and $8,787,000 at December 31, 1996 and 1995, respectively, stated at cost, which approximates market. In addition, at December 31, 1996, cash and cash equivalents include $8,045,000 of restricted cash related to unremitted money order collections.

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

STOCK-BASED COMPENSATION - As of January 1996, the Company adopted the disclosure-only requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and will therefore continue to apply the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees."

BUSINESS SEGMENT - The Company operates in a single business segment
- the operating, franchising and licensing of convenience food stores, primarily under the 7-Eleven name.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.



2.  ACCOUNTS RECEIVABLE

                                                                   December 31
                                                         --------------------------
                                                              1996             1995
                                                              ----             ----
                                                              (Dollars in Thousands)

         Trade accounts receivable                         $   37,690      $   40,647
         Franchisee accounts receivable                        46,345          43,556
         Environmental cost reimbursements
            (net of long-term portion of
             $53,886 and $64,034) - see  Note 14               14,366          17,654
         Other accounts receivable                             16,021          10,225
                                                           -----------     -----------
                                                              114,422         112,082
         Allowance for doubtful accounts                       (5,009)         (4,858)
                                                           -----------     -----------
                                                           $  109,413      $  107,224
                                                           ===========     ===========




3.  INVENTORIES

Inventories stated on the LIFO basis that are included in inventories in the accompanying Consolidated Balance Sheets were $66,272,000 and $62,705,000 at December 31, 1996 and 1995,
respectively, which is less than replacement cost by $31,418,000 and $30,907,000, respectively.

4.	  OTHER CURRENT ASSETS

                                                                  December 31
                                                          -------------------------
                                                             1996            1995
                                                          ---------      -----------
                                                            (Dollars in Thousands)

         Prepaid expenses                                 $  20,298       $  17,775
         Deferred tax assets                                 70,438          78,665
         Other                                                5,207           7,376
                                                          ----------      ----------
                                                          $  95,943       $ 103,816
                                                          ==========      ==========



5.	  PROPERTY AND EQUIPMENT


                                                                 December 31
                                                       ----------------------------
                                                           1996            1995
                                                       ------------    ------------
                                                           (Dollars in Thousands)
         Cost:
           Land                                        $    453,233    $    461,585
           Buildings and leaseholds                       1,310,927       1,274,651
           Equipment                                        790,718         697,673
           Construction in process                           32,614          32,725
                                                       -------------   -------------
                                                          2,587,492       2,466,634
         Accumulated depreciation and amortization       (1,237,653)     (1,130,851)
                                                       -------------   -------------
                                                       $  1,349,839    $  1,335,783
                                                       =============   =============


In January 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets." The statement establishes accounting standards for the impairment of long-lived assets to be held and used and for long-lived assets to be disposed of. The adoption of SFAS No. 121 did not have a material effect on the Company's earnings.

6.	  OTHER ASSETS

                                                                  December 31
                                                         --------------------------
                                                             1996            1995
                                                             ----            ----
                                                             (Dollars in Thousands)
         Japanese license royalty intangible
           (net of accumulated amortization of
            $149,004 and $132,988)                       $  169,497      $  185,513
         Other license royalty intangibles
           (net  of accumulated amortization of
            $26,586 and $23,750)                             30,018          32,854
         Environmental cost reimbursements -
           see Note 14                                       53,886          64,034
         Deferred tax assets                                 13,158          30,396
         Other (net of accumulated amortization
           of $6,694 and $5,023)                             71,850          76,430
                                                         ----------      ----------
                                                         $  338,409      $  389,227
                                                         ==========      ==========

7.	  ACCRUED EXPENSES AND OTHER LIABILITIES

                                                                  December 31
                                                          -------------------------
                                                             1996            1995
                                                             ----            ----
                                                             (Dollars in Thousands)
         Accrued insurance                                $  79,253       $  83,068
         Accrued payroll                                     45,256          43,025
         Accrued taxes, other than income                    37,967          40,710
         Accrued environmental costs - see Note 14           23,654          40,659
         Other                                              111,116         121,967
                                                          ---------       ---------
                                                          $ 297,246       $ 329,429
                                                          =========       =========


Other includes accounts payable to The Southland Corporation Employees' Savings and Profit Sharing Plan (see Note 12) for contributions and contingent rent payables of $15,641,000 and $13,635,000 as of December 31, 1996 and 1995, respectively.

The Company continues to review the functions necessary to enable its stores to respond faster, more creatively and more cost efficiently to rapidly changing customer needs and preferences. To accomplish this goal, the Company continues to realign and reduce personnel and office facilities.

In December 1995 and 1994, the Company accrued $13,415,000 and $7,405,000, respectively, for severance benefits for employees terminated and for changes in office facilities. The 1995 employee terminations and office realignments were substantially completed in 1996, and changes in estimates from the original accruals did not have a material impact on 1996 or 1995 earnings.

8.	  DEBT

                                                                  December 31
                                                        ----------------------------
                                                             1996            1995
                                                             ----            ----
                                                            (Dollars in Thousands)

         Bank Debt Term Loans                           $   225,000     $   300,000
         Commercial paper                                   300,000         300,000
         5% First Priority Senior Subordinated
           Debentures due 2003                              364,056         377,558
         4-1/2% Second Priority Senior Subordinated
           Debentures (Series A) due 2004                   165,387         170,952
         4% Second Priority Senior Subordinated
           Debentures (Series B) due 2004                    24,396          25,146
         12% Second Priority Senior Subordinated
           Debentures (Series C) due 2009                    54,468          57,082
         6-1/4% Yen Loan                                    201,447         229,243
         7-1/2% Cityplace Term Loan due 2005                282,606         286,949
         Capital lease obligations                           82,833          90,852
         Other                                                7,206          12,801
                                                         -----------     -----------
                                                          1,707,399       1,850,583

Less long-term debt due within one year                      68,571         145,346
                                                         -----------     -----------
                                                        $ 1,638,828     $ 1,705,237
                                                        ===========     ============


BANK DEBT - At December 31, 1996, the Company was obligated to a group of lenders under a credit agreement that included term loans and a revolving credit facility. In February 1997, the Company repaid all amounts due under that credit agreement with proceeds from a group of lenders under a new, unsecured credit agreement ("Credit Agreement"). The new Credit Agreement includes a $225 million term loan, which replaced the previous term loan of equal amount, and a $400 million revolving credit facility. A sublimit of $150 million for letters of credit is included in the revolving credit facility. The amount of borrowing availability represents an increase of $100 million over the previous facility. In addition, to the extent outstanding letters of credit are less than the $150 million maximum, the excess availability can be used for additional borrowings under the revolving credit facility.

The Company has also obtained commitments from the same group of lenders for up to $115 million of lease financing that will be used primarily for electronic point-of-sale equipment associated with the Company's retail information system. The master lease arrangement is expected to close in April 1997.

The term loan matures on December 31, 2001, and has no payments due in 1997. Thereafter, the loans will be repaid in 16 quarterly installments of $14,062,500 commencing March 31, 1998. Upon expiration of the new revolving credit facility in February 2002, all the then-outstanding letters of credit must expire and may need to be replaced, and all other amounts then outstanding will be due and payable in full. At December 31, 1996, outstanding letters of credit under the previous facility totaled $79,207,000, and no revolving loans were outstanding.

Interest on the new term loan and borrowings under the revolving credit facility is generally payable quarterly and is based on a variable rate equal to the administrative agent bank's base rate or, at the Company's option, at a rate equal to a reserve-adjusted Eurodollar rate plus .225% per year. A fee of .325% per year on the outstanding amount of letters of credit is required to be paid quarterly. In addition, a facility fee of .15% per year is charged on the aggregate amount of the credit agreement facility, as such amount is reduced from time to time, and is payable quarterly. The cost of borrowings and letters of credit under the new Credit Agreement represents a decrease of .6% and .45% per year, respectively, from the previous credit agreement. The weighted-average interest rate on the term loan outstanding under the previous credit agreement at December 31, 1996 and 1995 was 6.3% and 6.9%, respectively.

The Credit Agreement contains various financial and operating covenants which require, among other things, the maintenance of certain financial ratios including interest and rent coverage, fixed-charge coverage and senior indebtedness to earnings before interest, income taxes, depreciation and amortization. The Credit Agreement also contains various covenants which, among other things,
(a) limit the Company's ability to incur or guarantee indebtedness or other liabilities other than under the Credit Agreement, (b) restrict the Company's ability to engage in asset sales and sale/leaseback transactions, (c) restrict the types of investments the Company can make and (d) restrict the Company's ability to pay cash dividends, redeem or prepay principal and interest on any subordinated debt and certain senior debt.

COMMERCIAL PAPER - The Company has a facility that provides for the issuance of up to $400 million in commercial paper. At both December 31, 1996 and 1995, $300 million of the respective $398,055,000 and $350,198,000 outstanding principal amounts, net of discount, was classified as long-term debt since the Company intends to maintain at least this amount outstanding during the next year. Such debt is unsecured and is fully and unconditionally guaranteed by IY. IY has agreed to continue its guarantee of all commercial paper issued through 1998. While it is not anticipated that IY would be required to perform under its commercial paper guarantee, in the event IY makes any payments under the guarantee, the Company and IY have entered into an agreement by which the Company is required to reimburse IY subject to restrictions in the Credit Agreement. The weighted-average interest rate on commercial paper borrowings outstanding at December 31, 1996 and 1995, respectively, was 5.4% and 5.8%.

DEBENTURES - The Debentures are accounted for in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring," and were initially recorded at an amount equal to the future undiscounted cash payments, both principal and interest ("SFAS No. 15 Interest"). Accordingly, no interest expense will be recognized over the life of these securities, and cash interest payments will be charged against the recorded amount of such securities. Interest on all of the Debentures is payable in cash semiannually on June 15 and December 15 of each year.

The 5% First Priority Senior Subordinated Debentures, due
December 15, 2003, had an outstanding principal amount of $269,993,000 at December 31, 1996, and are redeemable at any time at the Company's option at 100% of the principal amount.

The Second Priority Senior Subordinated Debentures were issued in three series, and each series is redeemable at any time at the Company's option at 100% of the principal amount and are described as follows:

4-1/2% Series A Debentures, due June 15, 2004, with an outstanding principal amount of $123,654,000 at December 31, 1996.

4% Series B Debentures, due June 15, 2004, with an outstanding principal amount of $18,766,000 at December 31, 1996.

12% Series C Debentures, due June 15, 2009, with an outstanding principal amount of $21,787,000 at December 31, 1996.

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

Prior to the refinancing, the 5% Debentures were subject to annual sinking fund requirements of $27,045,000 due each December 15, commencing 1996 through 2002. The Company used its purchase of the 5% Debentures to satisfy such sinking fund requirements in direct order of maturity until December 15, 2002, at which time a sinking fund payment of $8,696,000 will be due.

The Debentures contain certain covenants that, among other things,
(a) limit the payment of dividends and certain other restricted payments by both the Company and its subsidiaries, (b) require the purchase by the Company of the Debentures at the option of the holder upon a change of control, (c) limit additional indebtedness,
(d) limit future exchange offers, (e) limit the repayment of subordinated indebtedness, (f) require board approval of certain asset sales, (g) limit transactions with certain stockholders and affiliates and (h) limit consolidations, mergers and the conveyance of all or substantially all of the Company's assets.

The First and Second Priority Senior Subordinated Debentures are subordinate to the borrowings outstanding under the Credit Agreement and to previously outstanding mortgages and notes that are either backed by specific collateral or are general unsecured, unsubordinated obligations. The Second Priority Debentures are subordinate to the First Priority Debentures.

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

MATURITIES - Long-term debt maturities assume the continuance of the commercial paper program. The maturities, which include capital lease obligations and sinking fund requirements, as well as SFAS No. 15 Interest accounted for in the recorded amount of the Debentures, are as follows (dollars in thousands):


                             1997                       $    68,571
                             1998                           131,594
                             1999                           141,594
                             2000                           139,102
                             2001                           139,971
                             Thereafter                   1,086,567
                                                        ------------
                                                        $ 1,707,399
                                                        ============



9.  CONVERTIBLE QUARTERLY INCOME DEBT SECURITIES DUE 2010

In November 1995, the Company issued $300 million principal amount of Convertible Quarterly Income Debt Securities due 2010 ("Convertible Debt") to IY and SEJ. The Company used $216,739,000 of the proceeds to purchase the Refinanced Debentures (see Note 8), and the remaining proceeds were designated for general corporate purposes. The Convertible Debt has an interest rate of 4-1/2% and gives the Company the right to defer interest payments thereon for up to 20 consecutive quarters. The holder of the Convertible Debt can convert it into a maximum of 72,112,000 shares of the Company's common shares. The conversion rate represents a premium to the market value of Southland's common stock at the time of issuance of the Convertible Debt. As of December 31, 1996, no shares had been issued as a result of debt conversion. The Convertible Debt is subordinate to all existing debt.

In addition to the principal amount of the Convertible Debt, the 1996 and 1995 financial statements include interest payable of $563,000 and $638,000 and interest expense of $13,658,000 and
$1,332,000, respectively, related to the Convertible Debt.

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

The carrying amounts and estimated fair values of other financial instruments at December 31, 1996, are listed in the following table:




                                                              Carrying       Estimated
                                                               Amount       Fair Value
                                                            ----------      ----------
                                                               (Dollars in Thousands)

         Bank Debt                                          $  225,000      $  225,000
         Commercial Paper                                      398,055         398,055
         Debentures                                            608,307         355,911
         Yen Loan                                              201,447         226,071
         Cityplace Term Loan                                   282,606         289,015
         Convertible Debt
         - not practicable to estimate fair value              300,000            -


  - The methods and assumptions used in estimating the fair value for each of the classes of financial instruments presented in the table above are as follows:

     The carrying amount of the Bank Debt approximates fair value because the interest rates are variable.

  - Commercial paper borrowings are sold at market interest rates and have an average remaining maturity of less than 26 days. Therefore, the carrying amount of commercial paper is a reasonable estimate of its fair value. The guarantee of the commercial paper by IY is an integral part of the estimated fair value of the commercial paper borrowings.

  - The fair value of the Debentures is estimated based on December 31, 1996, bid prices obtained from investment banking firms where traders regularly make a market for these financial instruments. The carrying amount of the Debentures includes $174,106,000 of SFAS No. 15 Interest.

  - The fair value of the Yen Loan is estimated by calculating the present value of the future yen cash flows at current interest and exchange rates.

  - The fair value of the Cityplace Term Loan is estimated by calculating the present value of the future cash flows at current interest rates.

  - It is not practicable, without incurring excessive costs, to estimate the fair value of the Convertible Debt at December 31, 1996. The fair value would be the sum of the fair values assigned to both an interest rate and an equity component of the debt by a valuation firm.

12.  EMPLOYEE BENEFIT PLANS

PROFIT SHARING PLANS - The Company maintains profit sharing plans for its U.S. and Canadian employees. In 1949, the Company excluding its Canadian subsidiary ("Southland") adopted The Southland Corporation Employees' Savings and Profit Sharing Plan (the "Savings and Profit Sharing Plan") and, in 1970, the Company's Canadian subsidiary adopted the Southland Canada, Inc., Profit Sharing Pension Plan. These plans provide retirement benefits to eligible employees.

Contributions to the Savings and Profit Sharing Plan, a 401(k) defined contribution plan, are made by both the participants and Southland. Southland contributes the greater of approximately 10% of its net earnings or an amount determined by Southland's president. Net earnings as amended during 1995 are calculated without regard to the contribution to the Savings and Profit Sharing Plan, federal income taxes, gains from debt repurchases and refinancings and, at the discretion of Southland's president, income from accounting changes. The contribution by Southland is generally allocated to the participants on the basis of their individual contribution and years of participation in the Savings and Profit Sharing Plan. The provisions of the Southland Canada, Inc., Profit Sharing Pension Plan are similar to those of the Savings and Profit Sharing Plan. Total contributions to these plans for the years ended December 31, 1996, 1995 and 1994 were $14,069,000, $11,318,000 and $10,513,000, respectively, and are included in OSG&A.

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

Net periodic postretirement benefit costs for 1996, 1995 and 1994 include the following components:

                                                 1996        1995        1994
                                              ---------   ---------   ---------
                                                     (Dollars in Thousands)

          Service cost                        $    595    $    585    $    752
          Interest cost                          1,496       1,678       1,732
          Amortization of unrecognized gain       (498)       (583)        (61)
                                              ---------   ---------   ---------
                                              $  1,593    $  1,680    $  2,423
                                              =========   =========   =========

                                  57

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% and 7% at December 31, 1996 and 1995, respectively. Components of the accrual recorded in the Company's consolidated balance sheets are as follows:

                                                                   December 31
                                                          --------------------------
                                                              1996            1995
                                                              ----            ----
                                                             (Dollars in Thousands)

         Accumulated Postretirement
           Benefit Obligation:
             Retirees                                     $   11,174      $   11,960
             Active employees eligible to retire               4,772           5,234
             Other active employees                            5,251           6,328
                                                          -----------     -----------
                                                              21,197          23,522
         Unrecognized gains                                    7,627           5,198
                                                          -----------     -----------
                                                          $   28,824      $   28,720
                                                          ===========     ===========


STOCK INCENTIVE PLAN - The Southland Corporation 1995 Stock Incentive Plan (the "Stock Incentive Plan") was adopted by the Company in October 1995 and approved by the shareholders in April 1996. The Stock Incentive Plan provides for the granting of stock options, stock appreciation rights, performance shares, restricted stock, restricted stock units, bonus stock and other forms of stock-based awards and authorizes the issuance of up to 41 million shares over a ten-year period. In October 1996 and 1995, respectively, 3,977,640 and 3,863,600 options were granted with an exercise price of $3.00 and $3.1875 per share, which was equal to the fair market value on the date of grant, to certain key employees and officers of the Company. The options granted in both 1996 and 1995 are exercisable in five equal installments beginning one year after grant date with possible acceleration thereafter based upon certain improvements in the price of a share of Southland's common stock.

The Company is accounting for the Stock Incentive Plan under the provisions of APB No. 25 (see Note 1) and, accordingly, no compensation cost has been recognized. If compensation cost had been determined based on the fair value at the grant date for awards under this plan consistent with the method prescribed by SFAS No. 123, the Company's net earnings and earnings per share for the years ended December 31, 1996 and 1995, would have been reduced to the pro forma amounts indicated in the table below:






                                                             1996        1995
                                                           --------   ----------
                                                          (Dollars in Thousands,
                                                          Except Per-Share Data)

         Net earnings                      As reported      $89,476    $270,763
                                           Pro forma         88,520     270,610

         Primary and fully diluted earnings
            per common share               As reported         $.20        $.65
                                           Pro forma            .20         .65


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the options granted: for both 1996 and 1995, expected volatility of 55.49%, expected life of five years and no dividend yields, combined with risk-free interest rates of 6.39% in 1996 and 5.89% in 1995.

A summary of the status of the Stock Incentive Plan as of December 31, 1996 and 1995, and changes during the years ending on those dates, is presented below:


                                                      1996                        1995
                                            -------------------------   -------------------------
                                            Shares   Weighted-Average   Shares   Weighted-Average
         Fixed Options                      (000's)   Exercise Price    (000's)   Exercise Price
         ---------------------------------  -------  ----------------   -------  ----------------
         Outstanding at beginning of year     3,864      $3.1875           -             -
         Granted                              3,978       3.0000         3,864       $3.1875
         Exercised                              -            -             -             -
         Forfeited                             (224)      3.1875           -             -
                                            --------                    -------
         Outstanding at end of year           7,618      $3.0895         3,864       $3.1875
                                            ========                    =======
         Options exercisable at year-end        728      $3.1875           -             -
         Weighted-average fair value of
           options granted during the year  $1.6413                    $1.7243

                                  59


               Options Outstanding                                       Options Exercisable
   ------------------------------------------------------------     -----------------------------
                                     Weighted
                      Options         Average        Weighted         Options        Weighted
     Range of       Outstanding      Remaining        Average        Exercisable      Average
   Exercise Prices  at 12/31/96  Contractual Life  Exercise Price   at 12/31/96   Exercise Price
   ---------------  -----------  ----------------  --------------   ------------  ---------------
    $3.0000          3,977,640       9.75           $3.0000               -             -
     3.1875          3,640,000       8.81            3.1875             728,000      $3.1875
                     -----------                                     -----------
   3.0000 - 3.1875    7,617,640      9.30            3.0895             728,000       3.1875
                     ===========                                     ===========


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

Options were granted in 1988 at the fair market value on the date of grant, which is the same as the conversion price provided in the debentures. All options and convertible debentures that were vested became exercisable as of December 31, 1994, pursuant to the terms of the Participation Plan. At December 31, 1996, there were vested options outstanding to acquire 923,500 shares, of which 885,000 were at $7.50 per share and 38,500 were at $7.70 per share, and vested debentures outstanding that were convertible at $7.50 per share into 5,000 shares. During 1996, options to acquire 25,000 shares expired for those participants who are no longer with the Company. All options expire, and the debentures mature, no later than December 31, 1997.

GRANT STOCK PLAN - In 1988, the Company adopted The Southland Corporation Grant Stock Plan (the "Stock Plan"). Under the provisions of the Stock Plan, up to 750,000 shares of common stock are authorized to be issued to certain key employees and officers of the Company. Shares issued under the Stock Plan decrease the number of shares that can be issued pursuant to the Participation Plan.
The stock is fully vested upon the date of issuance. As of December 31, 1996, 480,844 shares had been issued pursuant to the Stock Plan. No shares have been issued since 1988, and the Company has no present intent to grant additional shares.

13.LEASES

LEASES - Certain property and equipment used in the Company's business is leased. Generally, real estate leases are for primary terms from 14 to 20 years with options to renew for additional periods, and equipment leases are for terms from one to ten years. The leases do not contain restrictions that have a material effect on the Company's operations.

The composition of capital leases reflected as property and equipment in the consolidated balance sheets is as follows:


                                                                 December 31
                                                         --------------------------
                                                             1996            1995
                                                             ----            ----
                                                             (Dollars in Thousands)

         Buildings                                       $  106,358      $  116,412
         Equipment                                              142             225
                                                         -----------     -----------
                                                            106,500         116,637
         Accumulated amortization                           (71,019)        (77,428)
                                                         -----------     -----------
                                                         $   35,481      $   39,209
                                                         ===========     ===========

The present value of future minimum lease payments for capital lease obligations is reflected in the consolidated balance sheets as long-term debt. The amount representing imputed interest necessary to reduce net minimum lease payments to present value has been calculated generally at the Company's incremental borrowing rate at the inception of each lease.

Future minimum lease payments for years ending December 31 are as follows:




                                                             Capital       Operating
                                                              Leases        Leases
                                                           ----------    -----------
                                                             (Dollars in Thousands)

         1997                                              $  20,593     $  124,246
         1998                                                 19,042        105,101
         1999                                                 17,717         83,095
         2000                                                 15,816         64,790
         2001                                                 13,677         49,413
         Thereafter                                           52,548        164,390
                                                           ----------     ----------
         Future minimum lease payments                       139,393     $  591,035
                                                                         ===========
         Estimated executory costs                              (288)

         Amount representing imputed interest                (56,272)
                                                           ----------
         Present value of future minimum  lease payment    $  82,833
                                                           ==========

                                  61

Minimum noncancelable sublease rental income to be received in the future, which is not included above as an offset to future payments, totals $19,676,000 for capital leases and $17,381,000 for operating leases.

Rent expense on operating leases for the years ended December 31, 1996, 1995 and 1994, totaled $132,760,000, $125,456,000 and
$120,850,000, respectively, including contingent rent expense of $9,438,000, $8,508,000 and $8,576,000, but reduced by sublease rent income of $7,175,000, $7,296,000 and $7,858,000.  Contingent rent expense on capital leases for the years ended December 31, 1996, 1995 and 1994, was $2,088,000, $2,399,000 and $2,822,000,
respectively. Contingent rent expense is generally based on sales levels or changes in the Consumer Price Index.

LEASES WITH THE SAVINGS AND PROFIT SHARING PLAN - At December 31, 1996, the Savings and Profit Sharing Plan owned 152 stores leased to the Company under capital leases and 641 stores leased to the Company under operating leases at rentals which, in the opinion of management, approximated market rates at the date of lease. In addition, 38, 67 and 43 properties were sold by the Savings and Profit Sharing Plan to third parties in 1996, 1995 and 1994, respectively, and at the same time, any related leases with the Company were either cancelled or assigned to the new owner.
Included in the consolidated financial statements are the following amounts related to leases with the Savings and Profit Sharing Plan:


                                                                   December 31
                                                           ------------------------
                                                               1996          1995
                                                               ----          ----
                                                            (Dollars in Thousands)

         Buildings (net of accumulated amortization
           of $6,718 and $8,853)                           $  1,144      $  2,041
                                                           =========     ==========
         Capital lease obligations (net of current
           portion of $1,200 and $1,664)                   $  1,055      $  2,310
                                                           =========     =========



                                                           Years Ended December 31
                                                        ---------------------------
                                                          1996      1995      1994
                                                          ----      ----      ----
                                                          (Dollars in Thousands)

         Rent expense under operating leases and
            amortization of capital lease assets        $25,670   $26,850   $28,195
                                                        =======   =======   =======
         Imputed interest expense on capital
            lease obligations                           $   299   $   483   $   696
                                                        =======   =======   =======
         Capital lease principal payments included
            in principal payments under long-term
           debt agreements                              $ 1,580   $ 1,818   $ 2,075
                                                        =======   =======   =======

                                  62

14.  COMMITMENTS AND CONTINGENCIES

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

ENVIRONMENTAL - In December 1996, the Company adopted the American Institute of Certified Public Accountants' recently issued Statement of Position ("SOP") No. 96-1, "Environmental Remediation Liabilities," which is required for fiscal years beginning after December 15, 1996. SOP No. 96-1 provides guidance on specific accounting issues that are present in the recognition, measurement and disclosure of environmental remediation liabilities.

In December 1988, the Company closed its chemical manufacturing facility in New Jersey. As a result, the Company is required to conduct environmental remediation at the facility and has submitted a clean-up plan to the New Jersey Department of Environmental Protection (the "State"), which provides for remediation of the site for approximately a three-to-five-year period, as well as continued groundwater treatment for a projected 20-year period. While the Company has recently received conditional approval of its clean-up plan, the Company must supply additional information to the State before the plan can be finalized. The Company has recorded undiscounted liabilities representing its best estimates of the clean-up costs of $30,900,000 and $37,824,000 at December 31, 1996 and 1995, respectively. Of this amount, $25,246,000 and $31,660,000 are included in deferred credits and other liabilities and the remainder in accrued expenses and other liabilities for the respective years.

In 1991, the Company and the former owner of the facility executed a final settlement pursuant to which the former owner agreed to pay a substantial portion of the clean-up costs. Based on the terms of the settlement agreement and the financial resources of the former owner, the Company has recorded receivable amounts of $18,227,000 and $22,035,000 at December 31, 1996 and 1995, respectively. Of this amount, $14,861,000 and $18,381,000 are included in other assets and the remainder in accounts receivable for 1996 and 1995, respectively.

Additionally, the Company accrues for the anticipated future costs and the related probable state reimbursement amounts for remediation activities at its existing and previously operated gasoline store sites where releases of regulated substances have been detected. At December 31, 1996 and 1995, respectively, the Company's estimated undiscounted liability for these sites was $46,508,000 and $63,669,000, of which $28,508,000 and $29,174,000 are included in deferred credits and other liabilities and the remainder is included in accrued expenses and other liabilities. These estimates were based on the Company's prior experience with gasoline sites and its consideration of such factors as the age of the tanks, location of tank sites and experience with contractors who perform environmental assessment and remediation work. The Company anticipates that substantially all of the future remediation costs for detected releases at these sites as of December 31, 1996, will be incurred within the next five years.

Under state reimbursement programs, the Company is eligible to receive reimbursement for a portion of future remediation costs, as well as remediation costs previously paid. Accordingly, the Company has recorded net receivable amounts of $50,025,000 and $59,652,000 for the estimated probable state reimbursements, of which $39,025,000 and $45,653,000 are included in other assets and the remainder in accounts receivable for 1996 and 1995, respectively. The Company increased the estimated net environmental cost reimbursements at the end of 1996 by approximately $7,500,000 as a result of completing a review of state reimbursement programs. In assessing the probability of state reimbursements, the Company takes into consideration each state's fund balance, revenue sources, existing claim backlog, status of clean-up activity and claim ranking systems. As a result of these assessments, the recorded receivable amounts are net of allowances of $9,459,000 and $13,705,000 for 1996 and 1995, respectively. While there is no assurance of the timing of the receipt of state reimbursement funds, based on the Company's experience, the Company expects to receive the majority of state reimbursement funds, except from California, within one to three years after payment of eligible remediation expenses, assuming that the state administrative procedures for processing such reimbursements have been fully developed. The Company estimates that it may take one to eight years to receive reimbursement funds from California. Therefore, the portion of the recorded receivable amounts that relate to sites where remediation activities have been completed have been discounted at 7% to reflect their present value. As a result of the adoption of SOP No. 96-1, the 1996 recorded receivable amount is also net of a discount of $6,398,000.

The estimated future remediation expenditures and related state reimbursement amounts could change within the near future as governmental requirements and state reimbursement programs continue to be implemented or revised.

15.  INCOME TAXES

 The components of earnings before income taxes and extraordinary gain are as follows:


                                                     Years Ended December 31
                                             ------------------------------------
                                                1996         1995         1994
                                            ---------     ---------      --------
                                                    (Dollars in Thousands)
         Domestic (including royalties of
           $63,536, $59,044 and $54,917
           from area license agreements
           in foreign countries)            $ 124,316     $  98,775     $  70,615
         Foreign                                6,508         2,754         2,881
                                            ---------     ---------     ---------
                                            $ 130,824     $ 101,529     $  73,496
                                            ==========    ==========    ==========

The provision for income taxes in the accompanying Consolidated Statements of Earnings consists of the following:


                                                   Years Ended December 31
                                                -------------------------------
                                                  1996       1995       1994
                                                --------   --------   ---------
                                                     (Dollars in Thousands)
         Current:
             Federal                            $  5,054   $  8,251   $  6,799
             Foreign                              10,704      8,968      8,515
             State                                 1,800        985        350
             Tax benefit of operating loss
                  carryforward                      -          -        (4,164)
                                                --------   --------   ---------
                     Subtotal                     17,558     18,204     11,500

         Deferred:
             Provision                            23,790     60,709        -
             Beginning of year valuation
                 allowance adjustment               -      (144,978)   (30,000)
                                                --------   ---------  ---------
                     Subtotal                     23,790    (84,269)   (30,000)
                                                --------   ---------  ---------
         Income taxes before extraordinary gain $ 41,348   $(66,065)  $(18,500)
                                                ========   =========  =========


Included in Shareholders' Equity at December 31, 1996 and 1995, respectively, are $6,882,000 and $5,208,000 of income taxes provided on unrealized gains on marketable securities.

Reconciliations of income taxes before extraordinary gain at the federal statutory rate to the Company's actual income taxes provided are as follows:



                                                        Years Ended December 31
                                                   --------------------------------
                                                     1996       1995        1994
                                                   --------   --------    ---------
                                                         (Dollars in Thousands)
         Taxes at federal statutory rate           $ 45,788   $ 35,535    $ 25,724
         State income taxes, net of federal
            income tax benefit                        1,170        640         228
         Foreign tax rate difference                  1,077        886       1,212
         Net change in valuation allowance
            excluding the tax effect of the 1995
            extraordinary item                         -      (108,632)    (47,943)
         Settlement of IRS examination               (7,261)      -          -
         Other                                          574      5,506       2,279
                                                   ---------  ---------   ---------
                                                   $ 41,348   $(66,065)   $(18,500)
                                                   =========  =========   =========

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

Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                              December 31
                                                       ------------------------
                                                          1996          1995
                                                       ----------    ----------
                                                        (Dollars in Thousands)
         Deferred tax assets:
            SFAS No. 15 interest                       $  75,037     $  81,038
            Compensation and benefits                     42,573        44,592
            Accrued insurance                             39,494        43,270
            Accrued liabilities                           35,677        39,665
            Tax credit carryforwards                       8,924        14,834
            Debt issuance costs                            8,059         6,820
            Other                                          5,056         5,560
                                                       ----------     ---------
               Subtotal                                  214,820       235,779

         Deferred tax liabilities:
            Area license agreements                      (77,811)      (85,164)
            Property and equipment                       (41,636)      (32,853)
            Other                                        (11,777)       (8,701)
                                                       ----------    - --------
               Subtotal                                 (131,224)     (126,718)
                                                       ----------    ----------
         Net deferred taxes                            $  83,596     $ 109,061
                                                       ==========    ==========

The Company's net deferred tax asset is recorded in other current assets and other assets (see Notes 4 and 6).

At December 31, 1996, the Company had approximately $8,924,000 of alternative minimum tax ("AMT") credit carryforwards. The AMT credits have no expiration date.

16.  EARNINGS PER COMMON SHARE

Primary earnings per common share is computed by dividing net earnings, plus Convertible Debt interest (see Note 9) net of tax benefits, by the weighted average number of common shares and common share equivalents outstanding during each year. The exercise of outstanding stock options would not result in a dilution of earnings per share.

17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 1996 and 1995 is as follows:


  YEAR ENDED DECEMBER 31, 1996:

                                  First    Second   Third   Fourth
                                 Quarter  Quarter  Quarter  Quarter   Year
                                 -------  -------  -------  -------  ------
                                (Dollars in Millions, Except Per-Share Data)
         Net sales               $1,563   $1,792   $1,840   $1,674   $6,869
         Gross profit               442      525      541      468    1,976
         Income taxes (benefit)       4      20        25       (8)      41
         Net earnings                 5      30        38       16       89
         Primary and fully
            diluted earnings
            per common share        .02     .07       .08      .04      .20

                                  68


	  YEAR ENDED DECEMBER 31, 1995:

                                       First    Second   Third   Fourth
                                      Quarter  Quarter  Quarter  Quarter   Year
                                      -------  -------  -------  -------  -------
                                     (Dollars in Millions, Except Per-Share Data)

          Net sales                   $1,545   $1,750   $1,826   $1,625   $6,746
          Gross profit                   449      512      554      468    1,983
          Income taxes (benefit)           2        9       12      (89)     (66)
          Earnings (loss) before
             extraordinary gain           (1)      37       50       82      168
          Net earnings (loss)             (1)      37       50      185      271
          Primary and fully diluted
             earnings per common
             share before
             extraordinary gain            -      .09      .12      .19      .40


The second quarter of 1995 includes a $4,679,000 environmental reimbursement related to outstanding litigation. The fourth quarter of 1995 includes a $103,169,000 extraordinary gain on redemption of debt related to the refinancing of certain debt securities (see Note
8), $84,269,000 from realization of a deferred tax asset (see
Note 15) and $13,415,000 of expenses accrued for severance and related costs (see Note 7).

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of The Southland Corporation


We have audited the accompanying consolidated balance sheets of The Southland Corporation and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Southland Corporation and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



Coopers & Lybrand L.L.P.


Dallas, Texas
February 18, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                     PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain of the information required in response to this Item is incorporated by reference from the Registrant's Definitive Proxy Statement for the April 23, 1997 Annual Meeting of Shareholders.

     See also "Executive Officers of the Registrant" beginning on page 19, herein.

ITEM 11.     EXECUTIVE COMPENSATION.

     The information required in response to this Item is incorporated herein by reference from the Registrant's Definitive Proxy Statement for the April 23, 1997 Annual Meeting of Shareholders.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information required in response to this Item is incorporated herein by reference from the Registrant's Definitive Proxy Statement for the April 23, 1997 Annual Meeting of Shareholders.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required in response to this Item is incorporated herein by reference to the Registrant's Definitive Proxy Statement for the April 23, 1997 Annual Meeting of Shareholders.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     The following documents are filed as a part of this report:

1. The Southland Corporation and Subsidiaries' Financial Statements for the three years in the period ended December 31, 1996 are included herein:

                                                                                                       Page
Consolidated Balance Sheets - December 31,1996 and 1995                                                42
Consolidated Statements of Earnings - Years Ended December 31, 1996, 1995 and 1994                     43
Consolidated Statements of Shareholders' Equity (Deficit) - Years Ended December 31, 1996,  1995
  and 1994                                                                                             44
Consolidated Statements of Cash Flows - Years Ended December 31, 1996, 1995 and 1994                   45
Notes to Consolidated Financial Statements                                                             46
Independent Auditors' Report of Coopers & Lybrand L.L.P.                                               70


2. The Southland Corporation and Subsidiaries' Financial Statement Schedule, included herein.

                                                                                                     Page
Independent Auditors' Report of Coopers & Lybrand L.L.P. on Financial Statement Schedule              76

  II - Valuation and Qualifying Accounts                                                              77

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

2.(2)            Stock Purchase Agreement, dated as of January 25, 1991, by and among The Southland
                 Corporation, Ito-Yokado Co., Ltd. and Seven-Eleven Japan Co., Ltd., incorporated by reference to The Southland Corporation's Current Report on Form 8 K dated January 23, 1991,
                 File Numbers 0-676 and 0-16626, Exhibit 2.3.

2.(3)            Confirmation Order issued on February 21, 1991 by the United States Bankruptcy Court for
                 the Northern District of Texas, Dallas Division, incorporated by reference to The
                 Southland Corporation's Current Report on Form 8-K dated March 4, 1991, File Numbers
                 0-676 and 0-16626, Exhibit 2.1.

                                      72


3.               ARTICLES OF INCORPORATION AND BYLAWS.

3.(1)            Second Restated Articles of Incorporation of The Southland Corporation, as amended through
                 March 5, 1991, incorporated by reference to The Southland Corporation's Annual Report on
                 Form 10-K for the year ended December 31, 1990, Exhibit 3.(1).

3.(2)            Bylaws of The Southland Corporation, restated as amended through April 24, 1996, incorporated by reference to File Nos. 0-676 and 0-16626, The Southland  Corporation's
                 Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, Exhibit 3.

4.               INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES (SEE EXHIBITS
                 (3).(1) AND (3).(2), ABOVE).

4.(i)(1)         Specimen Certificate for Common Stock, $.0001 par value.*                                   Tab 1

4.(i)(2)         Form of Voting Agreement and Stock Transfer Restriction and Buy-Back Agreement relating to shares of common stock, $.01 par value, issued pursuant to Grant Stock Plan, incorporated by reference to Registration Statement on Form S-8, Reg. No. 33 25327,
                 Exhibits 4.5 and 4.4.

4.(i)(3)         Shareholders Agreement dated as of March 5, 1991, among The Southland Corporation, Ito
                 Yokado Co., Ltd., IYG Holding Company, Thompson Brothers, L.P., Thompson Capital Partners,
                 L.P., The Hayden Company, The Williamsburg Corporation, Four J Investment, L.P., The Philp
                 Co., participants in the Company's Grant Stock Plan who are signatories thereto and certain limited partners of Thompson Capital Partners, L.P. who are signatories thereto, incorporated by reference to Schedule 13D filed by Ito-Yokado Co., Ltd., Seven-Eleven
                 Japan Co., Ltd. and IYG Holding Company, Exhibit A.

4.(i)(4)         First Amendment, dated December 30, 1992, to Shareholders Agreement, dated as of March 5,
                 1991, incorporated by reference to File Nos. 0-676 and 0-16626, Annual Report on Form 10-K
                 for year ended December 31, 1992, Exhibit 4.(i)(5), Tab 1.

4.(i)(5)         Second Amendment, dated February 28, 1996, to Shareholders Agreement, dated as of March 5,
                 1991, incorporated by reference to File Nos. 0-676 and 0-16626, Annual Report on
                 Form 10-K for the year ended December 31, 1995, Exhibit 4.(I)(6), Tab 1.

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

4.(ii)(3)        Form of 4 1/2% Convertible Quarterly Income Debt Securities due 2010, incorporated by reference to File Nos. 0-676 and 0-16626, Form 8-K, dated November 21, 1995, Exhibit 4(v)-1.

9.               VOTING TRUST AGREEMENT.  NONE.  (EXCEPT SEE EXHIBITS 4.(i)(2) AND 4.(i)(3), ABOVE.)





10.              MATERIAL CONTRACTS.

10.(i)(1)        Stock Purchase Agreement among The Southland Corporation, Ito-Yokado Co., Ltd. and
                 Seven-Eleven Japan Co., Ltd., dated as of January 25, 1991.  See Exhibit 2.(2), above.

10.(i)(2)        Credit Agreement, dated as of February 27, 1997, among The Southland Corporation, the financial institutions party thereto as Senior Lenders, the financial institutions party thereto as Issuing Banks, Citibank, N.A., as Administrative Agent, and The Sakura Bank,
                 Limited, New York Branch, as Co-Agent.*                                                     Tab 2

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

10.(i)(4)        Third Amendment to Credit and Reimbursement Agreement, dated as of February 10, 1995, by and between The Sanwa Bank, Limited, Dallas Agency and Cityplace Center East
                 Corporation, incorporated by reference to File Nos. 0-676 and 0-16626, Annual Report on
                 Form 10-K for the year ended December 31, 1994, Exhibit 10(i)(4).

10.(i)(5)        Amended and Restated Lease Agreement between Cityplace Center East Corporation and The
                 Southland Corporation relating to The Southland Tower, Cityplace Center, Dallas, Texas,
                 incorporated by reference to The Southland Corporation's Annual Report on Form 10-K for
                 the year ended December 31, 1990, Exhibit 10.(I)(7).

10.(i)(6)        Limited Recourse Financing for The Southland Corporation relating to royalties from Seven
                 Eleven (Japan) Company, Ltd. in the amount of Japanese Yen 41,000,000,000, dated March 21,
                 1988, incorporated by reference to File No. 0-676, Annual Report on Form 10-K for year ended December 31, 1988, Exhibit 10.(i)(6).

10.(i)(7)        Issuing and Paying Agency Agreement, dated as of August 17, 1992, relating to commercial paper facility, Form of Note, Indemnity and Reimbursement Agreement and amendment thereto and Guarantee.*

10.(ii)(B)(1)    Standard Form of 7-Eleven Store Franchise Agreement, incorporated by reference to
                 File Nos. 0-676 and 0-16626, Annual Report on Form 10-K for the year ended December 31,
                 1996, Exhibit 10(ii)(B)(1), Tab 3.

10.(iii)(A)(1)   The Southland Corporation Executive Protection Plan Summary, incorporated by reference to The Southland Corporation's Annual Report on Form 10-K for the year ended December 31,
                 1993, Exhibit 10.(iii)(A)(3).

10.(iii)(A)(2)   The Southland Corporation Officers' Deferred Compensation Plan, sample agreement, incorporated by reference to The Southland Corporation's Annual Report on Form 10 K for
                 the year ended December 31, 1993, Exhibit 10.(iii)(A)(4).

10.(iii)(A)(3)   Bonus Deferral Agreement relating to deferral of Bonus Payment, incorporated by reference to File No. 0-676, Annual Report on Form 10-K for the year ended December 31, 1988,
                 Exhibit 10(iii)(A)(9), Tab 7.

10.(iii)(A)(4)   1997 Performance Plan.*                                                                     Tab 3



10.(iii)(A)(5)   1995 Stock Incentive Plan, incorporated by reference to Registration No. 33-63617, Exhibit
                 4.10.

10.(iii)(A)(6)   Form of Award Agreement granting options to purchase Common Stock, dated October 23, 1995, under the 1995 Stock Incentive Plan incorporated by reference to File Nos. 0-676 and
                 0-16626, Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit
                 10(iii)(A)(10), Tab 4.

10.(iii)(A)(7)   Form of Award Agreement granting options to purchase Common Stock, dated October 1, 1996,
                 under the 1995 Stock Incentive Plan.*                                                        Tab 4

10.(iii)(A)(8)   Consultant's Agreement between The Southland Corporation and Timothy N. Ashida, incorporated by reference to File No. 0-676, Annual Report on Form 10-K for the year ended
                 December 31, 1991, Exhibit  10(iii)(A)(10), Tab 4.

10.(iii)(A)(9)   First Amendment to Consultant's Agreement between The Southland Corporation and Timothy
                 N. Ashida, effective as of May 1, 1995.*                                                     Tab 5

11.              STATEMENT RE COMPUTATION OF PER-SHARE EARNINGS.CALCULATION OF EARNINGS PER SHARE.*           Tab 6

21.              SUBSIDIARIES OF THE REGISTRANT AS OF MARCH 1997.*                                            Tab 7

23.              CONSENTS OF EXPERTS AND COUNSEL.Consent of Coopers & Lybrand L.L.P.,  Independent Auditors.* Tab 8

27.              FINANCIAL DATA SCHEDULE.FILED ELECTRONICALLY ONLY, NOT ATTACHED TO PRINTED REPORTS.
________________________

*Filed or furnished herewith


(b)     Reports on Form 8-K.

        During the fourth quarter of 1996, the Company filed no reports on Form 8-K.

(c) The exhibits required by Item 601 of Regulation S-K are attached hereto or incorporated by reference herein.

(d)(3) The financial statement schedule for The Southland Corporation and Subsidiaries is included herein, as follows:

        Schedule II - The Southland Corporation and Subsidiaries         Page
                      Valuation and Qualifying Accounts(for the
                      Years Ended December 31, 1996; 1995 and 1994).       77

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of The Southland Corporation

Our report on the consolidated financial statements of The Southland Corporation and Subsidiaries is included on page 70 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 72 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




Coopers & Lybrand L.L.P.


Dallas, Texas
February 18, 1997

                                                                                                      SCHEDULE II

                                  THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                                       VALUATION AND QUALIFYING ACCOUNTS

                                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                           (DOLLARS IN THOUSANDS)

                                                                    Additions
                                                              -----------------------
                                                  Balance at  Charged to   Charged to                  Balance at
                                                  beginning   costs and      other                        end
                                                  of period    expenses     accounts      Deductions    of period
                                                  ---------   ----------- -----------     ----------    ---------
Allowance for doubtful accounts:

 Year ended December 31, 1996.................... $  4,858    $  2,153    $   -           $  (2,002)(1)  $  5,009

 Year ended December 31, 1995....................    6,790         931        -              (2,863)(1)     4,858

 Year ended December 31, 1994....................    7,822         307         153 (2)       (1,492)(1)     6,790

Allowance for environmental cost reimbursements:

 Year ended December 31, 1996....................   13,705        -           -              (4,246)        9,459

 Year ended December 31, 1995....................   18,890        -           -              (5,185)(3)    13,705

 Year ended December 31, 1994....................   12,529       6,361        -                -           18,890



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

                                        THE SOUTHLAND CORPORATION
                                        (Registrant)

March 25, 1997                          /s/ Clark J. Matthews, II
                                        -------------------------
                                        Clark J. Matthews, II
                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                          TITLE                                         DATE
/s/ Masatoshi Ito             Chairman of the Board and Director                    March 25, 1997
--------------------------
Masatoshi Ito

/s/ Toshifumi Suzuki          Vice Chairman of the Board and Director               March 25, 1997
--------------------------
Toshifumi Suzuki

/s/ Clark J. Matthews, II     President and Chief Executive Officer and Director)   March 25, 1997
--------------------------    (Principal Executive Officer)
Clark J. Matthews, II

/s/ James W. Keyes            Executive Vice President and Chief Financial Officer  March 25, 1997
--------------------------    (Principal Financial Officer)
James W. Keyes

/s/ Donald E. Thomas          Controller                                            March 25, 1997
--------------------------    (Principal Accounting Officer)
Donald E. Thomas

/s/ Yoshitami Arai            Director                                              March 25, 1997
--------------------------
Yoshitami Arai

/s/ Timothy N. Ashida         Director                                              March 25, 1997
--------------------------
Timothy N. Ashida

/s/ Jay W. Chai               Director                                              March 25, 1997
--------------------------
Jay W. Chai

/s/ Gary J. Fernandes         Director                                              March 25, 1997
--------------------------
Gary J. Fernandes

/s/ Masaaki Kamata            Director                                              March 25, 1997
--------------------------
Masaaki Kamata

/s/ Kazuo Otsuka              Director                                              March 25, 1997
--------------------------
Kazuo Otsuka

/s/ Asher O. Pacholder        Director                                              March 25, 1997
--------------------------
Asher O. Pacholder

/S/Nobutake Sato              Director                                              March 25, 1997
--------------------------
Nobutake Sato



                                      78