Form 10-Q
period 1997-03-31
SOUTHLAND CORP
filed 1997-04-30
CIK 92344

                                 FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                ----------------

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1997

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by a court.  Yes   No

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     409,922,935 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of March 31, 1997.

                          THE SOUTHLAND CORPORATION
                                    INDEX


                                                                        Page
                                                                         No.
                                                                        ----

Part I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

     Condensed Consolidated Balance Sheets -
       March 31, 1997 and December 31, 1996...........................     1

     Condensed Consolidated Statements of Earnings -
       Three Months Ended March 31, 1997 and 1996.....................     2

     Condensed Consolidated Statements of Cash Flows -
       Three Months Ended March 31, 1997 and 1996.....................     3

     Notes to Condensed Consolidated Financial Statements ............     4

     Report of Independent Accountants................................     5


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................     6

Part II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS ......................................    11

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K........................    11

SIGNATURES............................................................    12

Exhibit (11) - Statement re Computation of Per-Share Earnings......... Tab 1

Exhibit (15) - Letter re Unaudited Interim Financial Information...... Tab 2

Exhibit (27) - Financial Data Schedule................................   *

*Submitted in electronic format only


                                    (i)

                    THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                       ASSETS

                                                           MARCH 31,      DECEMBER 31,
                                                             1997             1996
                                                        -------------    -------------
                                                        (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents    .  .  .  .  .  .  .  .  $     50,571     $     36,494
   Accounts and notes receivable.  .  .  .  .  .  .  .       102,987          109,413
   Inventories.  .  .  .  .  .  .  .  .  .  .  .  .  .       101,684          109,050
   Other current assets.  .  .  .  .  .  .  .  .  .  .       100,120           95,943
                                                        -------------    -------------
       TOTAL CURRENT ASSETS  .  .  .  .  .  .  .  .  .       355,362          350,900
PROPERTY AND EQUIPMENT .  .  .  .  .  .  .  .  .  .  .     1,344,414        1,349,839
OTHER ASSETS  .  .  .  .  .  .  .  .  .  .  .  .  .  .       318,710          338,409
                                                        -------------    -------------
                                                        $  2,018,486     $  2,039,148
                                                        =============    =============

                    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Trade accounts payable .  .  .  .  .  .  .  .  .  .  $    198,334     $    211,060
   Accrued expenses and other liabilities   .  .  .  .       280,857          297,246
   Commercial paper .  .  .  .  .  .  .  .  .  .  .  .        48,211           98,055
   Long-term debt due within one year .  .  .  .  .  .       120,079           68,571
                                                        -------------    -------------
       TOTAL CURRENT LIABILITIES.  .  .  .  .  .  .  .       647,481          674,932
DEFERRED CREDITS AND OTHER LIABILITIES.  .  .  .  .  .       194,168          214,343
LONG-TERM DEBT.  .  .  .  .  .  .  .  .  .  .  .  .  .     1,663,152        1,638,828
CONVERTIBLE QUARTERLY INCOME DEBT SECURITIES.  .  .  .       300,000          300,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT):
   Common stock, $.0001 par value  .  .  .  .  .  .  .            41               41
   Additional capital  .  .  .  .  .  .  .  .  .  .  .       625,574          625,574
   Accumulated deficit .  .  .  .  .  .  .  .  .  .  .    (1,411,930)      (1,414,570)
                                                        -------------    -------------
       TOTAL SHAREHOLDERS' EQUITY (DEFICIT ).  .  .  .      (786,315)        (788,955)
                                                        -------------    -------------
                                                        $  2,018,486     $  2,039,148
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


                                          1

                             THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                            (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                            (UNAUDITED)

                                                                             THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                   ------------------------------
                                                                        1997             1996
                                                                   -------------    -------------
REVENUES:
     Net sales (Including $222,765 and $229,425 in excise taxes).  $  1,604,400     $  1,562,614
     Other income  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .        21,623           19,037
                                                                   -------------    -------------
                                                                      1,626,023        1,581,651

COSTS AND EXPENSES:
     Cost of goods sold  .  .  .  .  .  .  .  .  .  .  .  .  .  .     1,154,633        1,120,568
     Operating, selling, general and administrative expenses .  .       438,288          428,867
     Interest expense, net  .  .  .  .  .  .  .  .  .  .  .  .  .        23,899           23,068
                                                                   -------------    -------------
                                                                      1,616,820        1,572,503
                                                                   -------------    -------------

EARNINGS BEFORE INCOME TAXES.  .  .  .  .  .  .  .  .  .  .  .  .         9,203            9,148
INCOME TAXES .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         3,681            3,659
                                                                   -------------    -------------
NET EARNINGS .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  $      5,522     $      5,489
                                                                   =============    =============

NET EARNINGS PER COMMON SHARE (Primary and Fully Diluted) .  .  .          $.01             $.01
                                                                           =====            =====




                   See notes to condensed consolidated financial statements.

                                                2


<Page

                                     THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (DOLLARS IN THOUSANDS)

                                                    (UNAUDITED)
                                                                                         THREE MONTHS
                                                                                        ENDED MARCH 31,
                                                                                -------------------------------
                                                                                     1997              1996
                                                                                -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  $      5,522     $      5,489
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and amortization of property and equipment  .  .  .  .  .        43,593           39,746
        Other amortization.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         4,757            4,757
        Deferred income taxes.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .           744           (1,209)
        Noncash interest expense.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         1,723              459
        Other noncash income .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .          (119)             (88)
        Net loss on property and equipment  .  .  .  .  .  .  .  .  .  .  .  .           312              756
        Decrease in accounts and notes receivable .  .  .  .  .  .  .  .  .  .        15,601            5,952
        Decrease (increase) in inventories  .  .  .  .  .  .  .  .  .  .  .  .         7,366           (3,259)
        Increase in other assets.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .        (3,365)            (449)
        (Decrease) increase in trade accounts payable and other liabilities  .       (49,027)           4,024
                                                                                -------------    -------------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES.  .  .  .  .  .  .        27,107           56,178
                                                                                -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for purchase of property and equipment  .  .  .  .  .  .  .  .  .       (41,149)         (45,246)
    Proceeds from sale of property and equipment  .  .  .  .  .  .  .  .  .  .         4,502            2,448
    Other  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .           478             (904)
                                                                                -------------    -------------
                  NET CASH USED IN INVESTING ACTIVITIES .  .  .  .  .  .  .  .       (36,169)         (43,702)
                                                                                -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from commercial paper and revolving credit facilities  .  .  .  .     1,460,167          823,488
    Payments under commercial paper and revolving credit facilities .  .  .  .    (1,425,198)        (765,987)
    Principal payments under long-term debt agreements  .  .  .  .  .  .  .  .       (11,380)         (28,693)
    Other  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .          (450)            -
                                                                                -------------    -------------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES.  .  .  .  .  .  .        23,139           28,808
                                                                                -------------    -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS.  .  .  .  .  .  .  .  .  .  .  .  .        14,077           41,284
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .  .  .  .  .  .  .  .  .  .  .        36,494           43,047
                                                                                -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  .  .  .  .  .  .  .  .  .  .  .  .  $     50,571     $     84,331
                                                                                =============    =============

RELATED DISCLOSURES FOR CASH FLOW REPORTING:

    Interest paid, excluding SFAS No.15 Interest  .  .  .  .  .  .  .  .  .  .  $    (25,009)    $    (25,455)
                                                                                =============    =============
    Net income taxes refunded.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  $      1,522     $      1,181
                                                                                =============    =============


                                  See notes to condensed consolidated financial statements.


                                                                3

                  THE SOUTHLAND CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED MARCH 31, 1997

                                 (UNAUDITED)

1. BASIS OF PRESENTATION:

     The condensed consolidated balance sheet as of March 31, 1997, and the condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal, recurring adjustments) necessary to present fairly the financial position at March 31, 1997, and the results of operations and cash flows for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

     The condensed consolidated balance sheet as of December 31, 1996, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, include accounting policies and additional information pertinent to an understanding of both the December 31, 1996, balance sheet and the interim financial statements. The information has not changed except as a result of normal transactions in the three months ended March 31, 1997.

2. EARNINGS PER SHARE:

     The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," in December 1997. SFAS No. 128 establishes simplified accounting standards for computing earnings per share and makes them comparable to international earnings per share standards. The table below reflects both the current earnings per share amount and the pro forma earnings per share amount assuming adoption of SFAS No. 128.


                                               Three Months
                                              Ended March 31
                                             ---------------
                                              1997      1996
                                             -----     -----
      Per Statement of Earnings:
          Primary and Fully Diluted (a)      $ .01     $ .01

      Pro Forma:
          Basic and Diluted                  $ .01     $ .01


(a) The Convertible Quarterly Income Debt Securities are common stock equivalents but are not included in the first quarter earnings per share calculations because they have an antidilutive effect. While the first quarter 1996 earnings per share calculations ($.02 as previously reported) have been restated, this issue only affects the first quarter calculation and no other 1996 earnings per share calculations will require restatement.

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of The Southland Corporation

We have reviewed the accompanying condensed consolidated balance sheet of The Southland Corporation and Subsidiaries as of March 31, 1997, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of earnings, shareholders' equity (deficit), and cash flows for the year then ended (not presented herein); and in our report dated February 18, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

COOPERS & LYBRAND L.L.P.



Dallas, Texas
April 21, 1997

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Some of the matters discussed in this quarterly report contain forward-looking statements regarding the Company's future business which are subject to certain risks and uncertainties, including competitive pressures, adverse economic conditions and government regulations. These issues, and other factors which may be identified from time to time in the Company's reports filed with the SEC, could cause actual results to differ materially from those indicated in the forward-looking statements.


RESULTS OF OPERATIONS

SUMMARY OF RESULTS OF OPERATIONS

     The Company's net earnings of $5.5 million ($.01 per share) for the first quarter of 1997, increased slightly when compared to the first quarter of 1996. The results for the first quarter of both 1997 and 1996 include several special or unusual items, the most significant of which, for 1997, is a reduction in an estimated environmental liability. The net effect of these items on the quarter, for each year, was a pretax increase of approximately $3 million. (See Liquidity and Capital Resources - Environmental)

MANAGEMENT STRATEGIES

     Since 1992, the Company has been committed to several key strategies that it believes, over the long term, will provide further differentiation from competitors and allow 7-Eleven to maintain its position as the premier convenience retailer. These strategies include:

* Upgrading the Company's store base through developing or acquiring new stores, continuing the upgrading of existing stores and closing underachieving stores. During 1997, the Company expects to have net store growth in the U.S. and Canada for the first time in ten years.

* A customer-driven approach to merchandising, which focuses on providing the customer an expanded selection of quality products at a good value.

* An everyday-fair-pricing strategy which provides consistent, reasonable prices on all items.

* Daily delivery of fresh perishable items and high-quality, ready-to-eat foods through the use of combined distribution centers, fresh-food commissaries and bakery facilities. These facilities, which are generally third party operated, are designed to provide fresher products, improve in-stock conditions and lower product costs.

* The development of a retail information system which initially only automated accounting and other store-level tasks. The current phase involves the installation of point-of-sale registers with scanning and ordering capabilities.

(EXCEPT WHERE NOTED, ALL PER-STORE NUMBERS REFER TO AN AVERAGE OF ALL STORES RATHER THAN ONLY STORES OPEN MORE THAN ONE YEAR.)

SALES
     The Company recorded net sales of $1.60 billion for the three months ended March 31, 1997, compared to sales of $1.56 billion during the same period in 1996. The increase in sales is due to higher average per store merchandise sales and gasoline prices. The first quarter of 1997 produced a

U.S. same-store (stores open more than one year) merchandise sales increase of 0.4% (1.5% excluding the additional day in 1996 for leap year). After adjusting for first quarter inflation of 1.7%, same-store merchandise sales real growth was -1.3% ( -0.2% excluding the day for leap year).

     Gasoline sales dollars per store increased 5.9% for the first quarter, due to higher retail prices. Average per-store gallonage decreased 3.8% when compared to 1996.

OTHER INCOME

     Other income of $21.6 million for the first quarter of 1997 was $2.6 million higher than the same period in 1996. The improvement is primarily the result of increased royalty income from licensed operations.

GROSS PROFITS                                                    THREE MONTHS ENDED
                                                                   MARCH 31, 1997
                                                              ----------------------
                                                              MERCHANDISE   GASOLINE
                                                              -----------   --------
Gross Profit - dollars in millions                              $  410.9    $   38.9

INCREASE/(DECREASE) FROM PRIOR YEAR - ALL STORES
------------------------------------------------
Average per-store gross profit dollar change                       2.3%        (5.1)%
Margin percentage point change (gasoline in cents per gallon)       .42       (  .16)
Average per-store sales (gasoline in gallons)                      1.0%        (3.8)%

     Total merchandise gross profit dollars were $9.3 million higher in the first quarter of 1997 than the comparable period in 1996. The increase was primarily due to favorable margins, combined with the modest average per store sales growth. Merchandise margin improvement was primarily due to lower product costs resulting from negotiations of new contracts with vendors. In addition, margin benefited from increases in sales of higher margin items. While most of the benefits from these new contracts should continue, margins are expected to return to last year's range as the Company continues to utilize cost reductions to further its ongoing strategy to achieve everyday-fair prices.

     During the first three months of 1997, gasoline gross profits declined $1.6 million versus the comparable period in 1996 due to lower per-store gallon sales and margins. During the first quarter, the industry's product supply problems on the west coast caused competitive conditions to intensify, creating the situation where, in some cases, the Company's cost exceeded other operators' retail price of gasoline. As a result, the Company's west coast operations (24% of the Company's total gas stores) experienced a 35% decline in gross profits in the first quarter of 1997 compared to the first quarter of 1996. Average per-store gross profit for the first quarter of 1997, excluding the west coast stores, increased 2.3% over the comparable period of 1996.

OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("OSG&A")

     Operating, selling, general and administrative expenses increased $9.4 million in the first quarter of 1997 compared to the same period in 1996. A portion of the increase in OSG&A expenses resulted from costs associated with the Company's implementation of its retail information system and other strategic initiatives. The incremental costs of these initiatives is approximately $2 million more in the first quarter 1997, when compared to 1996. The ratio of OSG&A expenses to sales was 27.3% in the first three months of 1997, a decrease of 0.1 percentage points from the same period in 1996. While the ratio will vary on a quarterly basis, management believes this ratio will become slightly less favorable during the roll-out phase of the retail information system.

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

INTEREST EXPENSE, NET

     Net interest expense increased $0.8 million in 1997 over the first quarter of 1996. The increase was due to two factors: the write-off of deferred costs associated with the Company's refinancing of its credit agreement and lower interest income, partially offset by lower borrowing levels and more favorable rates (see Liquidity and Capital Resources).

     Approximately 36% of the Company's debt contains floating rates that will be unfavorably impacted by rising interest rates. The weighted average interest rate for such debt was 5.8% through March of 1997 versus 6.1% for the first quarter of 1996. The Company expects net interest expense in 1997 to remain relatively flat due to higher borrowings to finance new store development, offset by increased capitalized interest and a .6% reduction in the cost of borrowing that the Company negotiated with the lenders in its new, unsecured bank debt credit agreement ("New Credit Agreement") (see Liquidity and Capital Resources).


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

     In February 1997, the Company entered into a New Credit Agreement, refinancing its old term loan ($225 million), revolving credit facility and letters of credit ($150 million each), all of which were scheduled to mature on December 31, 1999, with a new term loan facility ("Term Loan") and revolving credit facility. The Term Loan ($225 million) has scheduled quarterly repayments of $14.1 million commencing March 31, 1998 through December 31, 2001. The new revolving credit facility ($400 million) expires February 2002 and allows for revolving borrowings ("Revolver"), and for issuance of letters of credit not to exceed $150 million. Interest on the Term Loan and Revolver is based on a variable rate equal to the administrative agent bank's base rate or, at the Company's option, a rate equal to a reserve-adjusted Eurodollar rate plus .225% per year for drawn amounts. The new agreement requires letter of credit fees to be paid quarterly at .325% per year on the outstanding amount. In addition, a facility fee of .15% per year is payable quarterly on the total amount available under the New Credit Agreement, as such amount is reduced from time to time. The cost of borrowings and letters of credit under the New Credit Agreement represents a decrease of .6% and .45% per year, respectively, from the secured senior bank debt credit agreement.

     In April of 1997, the Company entered into a Master Lease Facility ("MLF") of $115 million, which will be used to finance a complete integrated point-of-sale system that is scheduled to be rolled out over the subsequent six quarters (see Management Strategies). The lease payment on the MLF will be based on a variable rate equal to the Eurodollar rate plus a blended all-inclusive spread of .46% per year. The MLF has a three-year noncancellable term with semiannual options to renew for up to an additional two years. Based upon current roll-out schedules, it is anticipated that the commitment under the MLF will be fully utilized by the end of 1998.

     The New Credit Agreement and the MLF contain certain financial and operating covenants requiring, among other things, the maintenance of certain financial ratios, including interest and rent coverage, fixed-charge coverage and senior indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The covenant levels established by the New Credit Agreement and the MLF generally require continuing improvement in the Company's financial condition.

     For the period ended March 31, 1997, the Company was in compliance with all of the covenants required under the New Credit Agreement, including compliance with the principal financial and operating covenants (calculated over the latest 12-month period) as follows:

                                                        Requirements:
                                                     --------------------
     Covenants                        Actuals        Minimum      Maximum
     ---------                        -------        -------      -------
     Interest and rent coverage *   2.17 to 1.0    2.00 to 1.0
     Fixed charge coverage          1.04 to 1.0    0.65 to 1.0
     Senior indebtedness to EBITDA  3.11 to 1.0                  3.40 to 1.0

     * INCLUDES EFFECTS OF THE SFAS NO. 15 INTEREST PAYMENTS.

     During the first three months of 1997, the Company repaid $11.4 million
of debt, which included $7.6   million for principal payments on the
Company's yen-denominated loan (secured by the royalty income stream from its area licensee in Japan). Outstanding balances at March 31, 1997, for the commercial paper, the Term Loan and the Revolver, were $398.2 million, $225.0 million and $35.0 million, respectively. As of March 31, 1997, outstanding letters of credit issued pursuant to the New Credit Agreement totaled $68.6 million.

CASH FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was $27.1 million for the first quarter of 1997, a decrease of $29.1 million from the same period in 1996. The majority of the decrease was due to the timing of payments related to trade payables (see Results of Operations section).

CAPITAL EXPENDITURES

     In the first three months, net cash used in investing activities consisted primarily of payments of $41.1 million for property and equipment, the majority of which was used for implementation of the Company's retail information system, new store development, remodeling stores, upgrading retail gasoline facilities, replacing equipment and complying with environmental regulations.

     The Company expects 1997 capital expenditures, excluding lease commitments, to be approximately $325 million. Capital expenditures are being used to develop or acquire new stores, upgrade store facilities, further implement the retail information system, replace equipment, upgrade gasoline facilities and comply with environmental regulations. The amount of expenditures during the year will be materially impacted by the Company's ability to find and acquire new stores that fit with its growth strategy and the proportion of new store development funded through working capital versus leases. Most leases related to new store construction would contain initial terms of 15-20 years with typical option renewal periods.

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

ENVIRONMENTAL

     In December 1988, the Company closed its chemical manufacturing facility in New Jersey. As a result, the Company is required to conduct environmental remediation at the facility and has submitted a clean-up plan to the New Jersey Department of Environmental Protection (the "State"), which provides for remediation of the site for approximately a three-to-five-year period, as well as continued groundwater treatment for a projected 20-year period. The Company has recently received conditional approval of its clean-up plan. Based on revised cost projections associated with the current clean-up plan, the company reduced the undiscounted liability and related receivable balances by $16.3 million and $9.7 million, respectively, during the first quarter of 1997. The Company has recorded undiscounted liabilities representing its best estimates of the clean-up costs of $14.1 million at March 31, 1997. In 1991, the Company and the former owner of the facility executed a final settlement pursuant to which the former owner agreed to pay a substantial portion of the clean-up costs. Based on the terms of the settlement agreement and the financial resources of the former owner, the
Company has recorded a receivable of $8.2   million at March 31, 1997.

     Additionally, the Company accrues for the anticipated future costs and the related probable state reimbursement amounts for remediation activities at its existing and previously operated gasoline sites where releases of regulated substances have been detected. At March 31, 1997, the Company's estimated undiscounted liability for these sites was $42.1 million. This estimate is based on the Company's prior experience with gasoline sites and its consideration of such factors as the age of the tanks, location of tank sites and experience with contractors who perform environmental assessment and remediation work. The Company anticipates that substantially all of the future remediation costs for detected releases at these sites as of March 31, 1997, will be incurred within the next five years.

     Under state reimbursement programs, the Company is eligible to receive reimbursement for a portion of future remediation costs, as well as a portion of remediation costs previously paid. Accordingly, as of March 31, 1997, the Company has a net receivable of $48.6 million recorded for the estimated probable state reimbursements. In assessing the probability of state reimbursements, the Company takes into consideration each state's fund balance, revenue sources, existing claim backlog, status of clean-up activity and claim ranking systems. As a result of these assessments, the recorded receivable amount is net of an allowance of $8.5 million. While there is no assurance of the timing of the receipt of state reimbursement funds, based on its experience, the Company expects to receive the majority of state reimbursement funds, except from California, within one to three years after payment of eligible remediation expenses, assuming that the state administrative procedures for processing such reimbursements have been fully developed. The Company estimates that it may take one to eight years to receive reimbursement funds from California. Therefore, the portion of the recorded receivable amounts that relate to sites where remediation activities have been completed have been discounted at 6.6% to reflect their present value. Thus, the recorded receivable amount is also net of a discount of $6.0 million.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a)  Exhibits:

       1.  Exhibit (11) - Statement re Computation of Per-Share Earnings.

       2. Exhibit (15) - Letter re Unaudited Interim Financial Information. Letter of Coopers & Lybrand L.L.P., Independent Accountants.

       3.  Exhibit (27) -- Financial Data Schedule.
                Submitted in electronic format only.

  (b)  8-K Reports:

During the first quarter of 1997, the Company filed no reports on Form 8-K.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     THE SOUTHLAND CORPORATION
                                            (Registrant)



Date:  April 29, 1997                /s/     Clark J. Matthews, II
                                     -----------------------------
                                     (Officer)
                                     Clark J. Matthews, II
                                     President and Chief Executive Officer


Date:  April 29, 1997                /s/     Donald E. Thomas
                                     ------------------------
                                     (Principal Accounting Officer)
                                     Donald E. Thomas
                                     Controller