Form 10-Q
period 1997-06-30
SOUTHLAND CORP
filed 1997-08-07
CIK 92344

				 FORM 10-Q


		      SECURITIES AND EXCHANGE COMMISSION
			    WASHINGTON, D.C. 20549
				----------------

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	     For the quarterly period ended June 30, 1997

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court.  Yes   No
				       ---  ---

		    APPLICABLE ONLY TO CORPORATE ISSUERS:

     409,922,935 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of June 30, 1997.

			  THE SOUTHLAND CORPORATION
				    INDEX


									Page
									 No.
									----

Part I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

     Condensed Consolidated Balance Sheets -
       June 30, 1997 and December 31, 1996...........................     1

     Condensed Consolidated Statements of Earnings -
       Three Months and Six Months Ended June 30, 1997 and 1996......     2

     Condensed Consolidated Statements of Cash Flows -
       Six Months Ended June 30, 1997 and 1996.......................     3

     Notes to Condensed Consolidated Financial Statements ...........     4

     Report of Independent Accountants...............................     6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	  AND RESULTS OF OPERATIONS..................................     7

Part II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ..........................................    13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................    16

SIGNATURES...........................................................    17

Exhibit 10(ii)(D)- Master Leasing Agreement dated as of April 15,1997,
		   among the financial institutions party thereto as
		   Lessor Parties, CBL Capital Corporation, as Agent
		   for the Lessor Parties and The Southland
		   Corporation,as Lessee............................. Tab 1

Exhibit (11)-      Statement re Computation of Per-Share Earnings.... Tab 2

Exhibit (15)-      Letter re Unaudited Interim Financial Information. Tab 3

Exhibit (27)-      Financial Data Schedule...........................    *

*Submitted in electronic format only


				    (i)


			     THE SOUTHLAND CORPORATION AND SUBSIDIARIES
			       CONDENSED CONSOLIDATED BALANCE SHEETS
			    (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

					     ASSETS

								    JUNE 30,    DECEMBER 31,
								      1997         1996
								  -----------   -----------
								  (UNAUDITED)

CURRENT ASSETS:
   Cash and cash equivalents.  .  .  .  .  .  .  .  .  .  .  .  . $    47,023   $    36,494
   Accounts and notes receivable  .  .  .  .  .  .  .  .  .  .  .     104,452       109,413
   Inventories  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     107,745       109,050
   Other current assets  .  .  .  .  .  .  .  .  .  .  .  .  .  .     107,258        95,943
								  -----------   -----------
     TOTAL CURRENT ASSETS.  .  .  .  .  .  .  .  .  .  .  .  .  .     366,478       350,900
PROPERTY AND EQUIPMENT.  .  .  .  .  .  .  .  .  .  .  .  .  .  .   1,352,922     1,349,839
OTHER ASSETS .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     296,297       338,409
								  -----------   -----------
								  $ 2,015,697   $ 2,039,148
								  ===========   ===========


			  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Trade accounts payable.  .  .  .  .  .  .  .  .  .  .  .  .  . $   209,369   $   211,060
   Accrued expenses and other liabilities  .  .  .  .  .  .  .  .     269,352       297,246
   Commercial paper.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .      48,693        98,055
   Long-term debt due within one year.  .  .  .  .  .  .  .  .  .     130,026        68,571
								  -----------   -----------
     TOTAL CURRENT LIABILITIES .  .  .  .  .  .  .  .  .  .  .  .     657,440       674,932
DEFERRED CREDITS AND OTHER LIABILITIES  .  .  .  .  .  .  .  .  .     190,365       214,343
LONG-TERM DEBT  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   1,627,381     1,638,828
CONVERTIBLE QUARTERLY INCOME DEBT SECURITIES  .  .  .  .  .  .  .     300,000       300,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT):
   Common stock, $.0001 par value .  .  .  .  .  .  .  .  .  .  .          41            41
   Additional capital .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     625,574       625,574
   Accumulated deficit.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  (1,385,104)   (1,414,570)
								  ------------  ------------
     TOTAL SHAREHOLDERS' EQUITY (DEFICIT ) .  .  .  .  .  .  .  .    (759,489)     (788,955)
								  ------------  ------------
								  $ 2,015,697   $ 2,039,148
								  ===========   ===========









		     See notes to condensed consolidated financial statements.




						 1




			       THE SOUTHLAND CORPORATION AND SUBSIDIARIES
			      CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
			      (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

					     (UNAUDITED)

						       THREE MONTHS                  SIX MONTHS
						      ENDED JUNE 30,               ENDED JUNE 30,
						---------------------------   ---------------------------
						    1997           1996           1997           1996
						------------   ------------   ------------   ------------
REVENUES:
     Net sales (Including $246,359, $242,640,
	$469,124 and $472,064 in excise taxes)  $ 1,781,983    $ 1,791,736    $ 3,386,383    $ 3,354,350
     Other income .  .  .  .  .  .  .  .  .  .       22,105         22,182         43,728         41,219
						------------   ------------   ------------   ------------
						  1,804,088      1,813,918      3,430,111      3,395,569
COSTS AND EXPENSES:
     Cost of goods sold .  .  .  .  .  .  .  .    1,259,650      1,266,440      2,414,283      2,387,008
     Operating, selling, general and
	 administrative expenses .  .  .  .  .      480,130        473,705        918,418        902,572
     Interest expense, net .  .  .  .  .  .  .       21,815         23,128         45,714         46,196
						------------   ------------   ------------   ------------
						  1,761,595      1,763,273      3,378,415      3,335,776
						------------   ------------   ------------   ------------
EARNINGS BEFORE INCOME TAXES  .  .  .  .  .  .       42,493         50,645         51,696         59,793
INCOME TAXES.  .  .  .  .  .  .  .  .  .  .  .       16,863         20,258         20,544         23,917
						------------   ------------   ------------   ------------
NET EARNINGS.  .  .  .  .  .  .  .  .  .  .  .  $    25,630    $    30,387    $    31,152    $    35,876
						============   ============   ============   ============

NET EARNINGS PER COMMON SHARE
    (Primary and Fully Diluted)  .  .  .  .  .         $.06           $.07           $.07           $.08
						       =====          =====          =====          =====




			See notes to condensed consolidated financial statements.

							2

				   THE SOUTHLAND CORPORATION AND SUBSIDIARIES
				 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
					    (DOLLARS IN THOUSANDS)

						 (UNAUDITED)
										       SIX MONTHS
										      ENDED JUNE 30,
									     ------------------------------
-
										  1997              1996
									     -------------    -------------
-
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  $     31,152     $     35,876
    Adjustments to reconcile net earnings to net cash provided
	by operating activities:
	Depreciation and amortization of property and equipment  .  .  .  .        88,648           80,807
	Other amortization.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         9,513            9,513
	Deferred income taxes.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .        22,025            7,941
	Noncash interest expense.  .  .  .  .  .  .  .  .  .  .  .  .  .  .         1,964              904
	Other noncash (income) expense.  .  .  .  .  .  .  .  .  .  .  .  .          (299)             474
	Net (gain) loss on property and equipment .  .  .  .  .  .  .  .  .          (433)             569
	Decrease in accounts and notes receivable .  .  .  .  .  .  .  .  .        16,319            8,476
	Decrease (increase) in inventories  .  .  .  .  .  .  .  .  .  .  .         1,305           (4,221)
	Increase in other assets.  .  .  .  .  .  .  .  .  .  .  .  .  .  .       (11,732)          (1,973)
	(Decrease) increase in trade accounts payable and other liabilities       (58,036)          13,091
									     -------------    -------------
		  NET CASH PROVIDED BY OPERATING ACTIVITIES.  .  .  .  .  .       100,426          151,457
									     -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for purchase of property and equipment  .  .  .  .  .  .  .  .       (94,518)         (94,687)
    Proceeds from sale of property and equipment  .  .  .  .  .  .  .  .  .        10,728            7,433
    Other  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         2,220              376
									     -------------    -------------
		  NET CASH USED IN INVESTING ACTIVITIES .  .  .  .  .  .  .       (81,570)         (86,878)
									     -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from commercial paper and revolving credit facilities  .  .  .     2,856,548        1,762,600
    Payments under commercial paper and revolving credit facilities .  .  .    (2,829,800)      (1,712,949)
    Principal payments under long-term debt agreements  .  .  .  .  .  .  .       (34,555)         (87,820)
    Other  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .          (520)            -
									     -------------    -------------
		  NET CASH USED IN FINANCING ACTIVITIES .  .  .  .  .  .  .        (8,327)         (38,169)
									     -------------    -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS.  .  .  .  .  .  .  .  .  .  .  .        10,529           26,410
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .  .  .  .  .  .  .  .  .  .        36,494           43,047
									     -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  .  .  .  .  .  .  .  .  .  .  .  $     47,023     $     69,457
									     =============    =============

RELATED DISCLOSURES FOR CASH FLOW REPORTING:

    Interest paid, excluding SFAS No.15 Interest  .  .  .  .  .  .  .  .  .  $    (48,122)    $    (51,692)
									     =============    =============
    Net income taxes paid .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  $     (3,042)    $     (5,881)
									     =============    =============


			     See notes to condensed consolidated financial statements.


							3

		  THE SOUTHLAND CORPORATION AND SUBSIDIARIES

	       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
		      SIX MONTHS ENDED JUNE 30, 1997

			      (UNAUDITED)

1. BASIS OF PRESENTATION:

     The condensed consolidated balance sheet as of June 30, 1997, and the condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 1997 and 1996, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal, recurring adjustments) necessary to present fairly the financial position at June 30, 1997, and the results of operations and cash flows for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

     The condensed consolidated balance sheet as of December 31, 1996, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, include accounting policies and additional information pertinent to an understanding of both the December 31, 1996, balance sheet and the interim financial statements. The information has not changed except as a result of normal transactions in the six months ended June 30, 1997.

2. EARNINGS PER SHARE:

     The Company will adopt Statement of Financial Accounting Standards ("SFAS") No.128, "Earnings per Share," in December 1997. SFAS No. 128 establishes simplified accounting standards for computing earnings per share and makes them comparable to international earnings per share standards. The table below reflects both the current earnings per share amount and the pro forma earnings per share amount assuming adoption of SFAS No. 128.


				       Three Months       Six Months
				      Ended June 30,    Ended June 30,
				     ---------------    --------------
				      1997     1996      1997    1996
				     ------   ------    ------   -----

Per Statement of Earnings:
   Primary and Fully Diluted          $.06    $.07       $.07    $.08

Pro Forma:
   Basic                              $.06    $.07       $.08    $.09
   Diluted                            $.06    $.07       $.07    $.08

3. COMPREHENSIVE INCOME:

     The Company is currently reviewing Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," but has not yet determined when it will adopt the provisions of this statement. SFAS No. 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements.

			   REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of The Southland Corporation

We have reviewed the accompanying condensed consolidated balance sheet of The Southland Corporation and Subsidiaries as of June 30, 1997, the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 1997 and 1996, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the company's management.

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



Dallas, Texas
August 4, 1997

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


RESULTS OF OPERATIONS

SUMMARY OF RESULTS OF OPERATIONS

     The Company's net earnings for the second quarter and first six months of 1997 were $25.6 million ($.06 per share) and $31.2 million ($.07 per share), respectively, compared to net earnings of $30.4 million ($.07 per share) and $35.9 million ($.08 per share) for the same periods in 1996. The results for the second quarter of 1997 declined, when compared to the prior year, due to favorable gasoline market conditions in 1996, combined with the incremental costs associated with the further implementation of several strategic initiatives in 1997.

MANAGEMENT STRATEGIES

     Since 1992, the Company has been committed to several key strategies that it believes, over the long term, will provide further differentiation from competitors and allow 7-Eleven to maintain its position as the premier convenience retailer. These strategies include:

* Upgrading the Company's store base through developing or acquiring new stores, continuing the upgrading of existing stores and closing underachieving stores. During 1997, the Company expects to have net store growth for the first time in ten years. During the first six months of 1997, 16 new stores opened, with a much greater number of stores expected to be opened in the third and fourth quarters.
* A customer-driven approach to merchandising, which focuses on providing the customer an expanded selection of quality products at a good value.
* An everyday-fair-pricing strategy which provides consistent, reasonable prices on all items.
* Daily delivery of fresh perishable items and high-quality, ready-to-eat foods through the use of combined distribution centers, fresh-food commissaries and bakery facilities. These facilities, which are generally third-party operated, are designed to provide fresher products, improve in-stock conditions and lower product costs. Since June, 1996, the Company has expanded into six new areas in support of this initiative, with additional areas planned for the remainder of 1997 and 1998.
* The development of a retail information system that has helped to automate accounting and other store-level tasks. The current phase, with implementation beginning this year, involves the installation of point-of-sale registers with scanning and a proprietary ordering system.

(EXCEPT WHERE NOTED, ALL PER-STORE NUMBERS REFER TO AN AVERAGE OF ALL STORES RATHER THAN ONLY STORES OPEN MORE THAN ONE YEAR.)

SALES
     The Company recorded net sales of $1.78 billion for the second quarter and $3.39 billion in the first six months of 1997, compared to net sales of $1.79 billion and $3.35 billion during the same periods last year. The decrease in sales for the second quarter of 1997, when compared to the same period in 1996, is due to a decrease in gasoline sales resulting from lower retail prices in 1997. Merchandise sales growth per store was as follows:


					       Periods Ending June 30, 1997
					       ----------------------------
INCREASE (DECREASE) FROM PRIOR YEAR           Three Months       Six Months
-----------------------------------           ------------       ----------
U.S. same-store sales                              0.4%             0.4%  *
U.S. same-store real growth; excluding inflation  (0.5)%           (0.9)% *
7-Eleven inflation                                 0.9%             1.3%
     * THE FACT THAT 1996 WAS A LEAP YEAR NEGATIVELY IMPACTS THE CURRENT YEAR-TO-DATE GROWTH RESULTS BY APPROXIMATELY 50 BASIS POINTS. THE YEAR-TO-DATE INCREASE IN U.S. SAME-STORES SALES, EXCLUDING THE LEAP YEAR IMPACT WOULD BE 0.9%, WITH THE U.S. SAME-STORE REAL GROWTH BEING -0.4%.

     Gasoline sales dollars per store decreased 5.1% for the second quarter due to a 7.0 cents per gallon decline in average retail sales price, as per-store gasoline gallons sold increased only slightly during the second quarter.

GROSS PROFITS
							  Periods Ending June 30, 1997
							  ----------------------------
							Three Months          Six Months
							------------          ----------
						    Merchandise Gasoline  Merchandise Gasoline
						    ----------- --------  ----------- --------
Gross Profit - dollars in millions                  $  475.9    $  46.4   $  886.8    $  85.3
INCREASE/(DECREASE) FROM PRIOR YEAR - ALL STORES
------------------------------------------------
Average per-store gross profit dollar change            1.1%     (13.2)%     1.6%      (9.7)%
Margin point change (gasoline in cents per gallon)     (.01)      (2.01)      .19      (1.07)
Average per-store sales (gasoline in gallons)           1.1%       0.1%      1.0%      (1.9)%

     Total merchandise gross profit dollars were $3.6 million higher in the second quarter and $13.0 million for the six months, when compared to the same periods in 1996. The increase was due to modest average per-store sales growth for both the second quarter and first six months, combined with favorable merchandise margins for year-to-date 1997. The flat merchandise margin during the second quarter, compared to last year, was due to improvements in product costs from contract negotiations late in 1996 being offset by introductory costs associated with the expansion of the fresh food initiatives (see Management Strategies).

     During the second quarter and first six months of 1997, gasoline gross profits decreased $6.6 million and $8.2 million, respectively, over the same periods in 1996. The second quarter decline was due to lower margin, as last year's margin was aided by higher retail prices during a cycle in which wholesale costs were dropping.

OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("OSG&A")

					Periods Ending June 30, 1997
					----------------------------
				  Three Months                Six Months
				  ------------                ----------
				1997        1996            1997      1996
				----        ----            ----      ----
Total OSG&A expenses           $480.1      $473.7          $918.4    $902.6
Ratio of OSG&A to sales         26.9%       26.4%           27.1%     26.9%

     Operating, selling, general and administrative expenses increased $6.4 million during the second quarter of 1997, compared to the same period in 1996 and $15.8 million for the first six months of 1997 compared to 1996. A portion of the increase in OSG&A expenses resulted from costs associated with the Company's implementation of its retail information system (approximately $5 million more in the first six months of 1997) and other strategic initiatives (see Management Strategies). The incremental cost of these initiatives, combined with lower gasoline prices in the second quarter of this year, pushed up the ratio of OSG&A expenses to sales for both the quarter and the year. While this ratio will vary on a quarterly basis, management believes it will continue to be slightly less favorable during the roll-out phase of the retail information system.

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

INTEREST EXPENSE, NET

     Net interest expense decreased $1.3 million and $0.5 million from 1996 during the second quarter and first six months of 1997, respectively. The decrease was primarily due to lower levels of borrowing. Approximately 36% of the Company's debt contains floating rates that would be unfavorably impacted by rising interest rates. The weighted average interest rate for such debt was 5.7% for the second quarter and 5.8% for the first six months of 1997 versus 5.7% and 5.9% for the same time periods in 1996. The Company expects net interest expense in 1997 to remain relatively flat due to higher borrowings to finance new store development, offset by increased capitalized interest and a .6% reduction in the cost of borrowing that the Company negotiated with the lenders in its new, unsecured bank debt credit agreement ("New Credit Agreement") (see Liquidity and Capital Resources).


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

     In February 1997, the Company entered into a New Credit Agreement, refinancing its old term loan ($225 million), revolving credit facility and letters of credit ($150 million each), all of which were scheduled to mature on December 31, 1999, with a new term loan facility ("Term Loan") and revolving credit facility. The Term Loan ($225 million) has scheduled quarterly repayments of $14.1 million commencing March 31, 1998 through December 31, 2001. The new revolving credit facility ($400 million) expires February 2002 and allows for revolving borrowings ("Revolver"), and for issuance of letters of credit not to exceed $150 million. Interest on the Term Loan and Revolver is based on a variable rate equal to the administrative agent bank's base rate or, at the Company's option, a rate equal to a reserve-adjusted Eurodollar rate plus .225% for drawn amounts. The new agreement requires letter of credit fees to be paid quarterly at .325% on the outstanding amount. In addition, a facility fee of .15% is payable quarterly on the total amount available under the New Credit Agreement, as such amount is reduced from time to time. The cost of borrowings and letters of credit under the New Credit Agreement represents a decrease of .6% and
 .45%, respectively, from the prior secured senior bank debt credit agreement. All rates and fees quoted are on a per annum basis.

     In April 1997, the Company entered into a Master Lease Facility ("MLF") of $115 million, which will be the primary financing for a complete integrated point-of-sale system that is scheduled to be rolled out over the subsequent six quarters (see Management Strategies). The lease payment on the MLF will be based on a variable rate equal to the Eurodollar rate plus a blended all-inclusive spread of .46% per year. The MLF has a three-year noncancellable term with semiannual options to renew for up to an additional two years. Based upon current roll-out schedules, it is anticipated that the commitment under the MLF will be fully utilized by the end of 1998.

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

     For the period ended June 30, 1997, the Company was in compliance with all of the covenants required under the New Credit Agreement, including compliance with the principal financial and operating covenants (calculated over the latest 12-month period) as follows:

							 Requirements:
						     --------------------
     Covenants                        Actuals        Minimum      Maximum
     ---------                        -------        -------      -------
     Interest and rent coverage *   2.15 to 1.0    2.00 to 1.0
     Fixed charge coverage          1.19 to 1.0    0.65 to 1.0
     Senior indebtedness to EBITDA  3.12 to 1.0                  3.40 to 1.0

     * INCLUDES EFFECTS OF THE SFAS NO. 15 INTEREST PAYMENTS.


     During the first six months of 1997, the Company repaid $34.6 million of debt, which included $15.6 million for principal payments on the Company's yen-denominated loan (secured by the royalty income stream from its area licensee in Japan) and $11.2 million for SFAS No. 15 interest. Outstanding balances at June 30 1997, for the commercial paper, the Term Loan and the Revolver, were $398.7 million, $225.0 million and $25.5 million, respectively. As of June 30, 1997, outstanding letters of credit issued pursuant to the New Credit Agreement totaled $68.3 million.

CASH FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was $73.3 million for the second quarter and $100.4 million for the first six months of 1997, a decrease of $22.0 million and $51.0 million compared to the same periods in 1996. The majority of the decrease was due to the timing of payments related to trade payables. (See Results of Operations section)

CAPITAL EXPENDITURES

     In the first six months of 1997, net cash used in investing activities consisted primarily of payments of $94.5 million for property and equipment. The majority of this capital was used for implementation of the Company's retail information system, new store development, remodeling stores, upgrading retail gasoline facilities, replacing equipment and complying with environmental regulations.

     The Company expects 1997 capital expenditures, excluding lease commitments, to be approximately $265 million. Capital expenditures are being used to develop or acquire new stores, upgrade store facilities, further implement the retail information system, replace equipment, upgrade gasoline facilities and comply with environmental regulations. The amount of expenditures during the year will be materially impacted by the Company's ability to find and acquire new stores that fit its growth strategy and the portion of new store development that is funded through working capital versus leases. Most leases for newly constructed stores will contain initial terms of 15-20 years with typical option renewal periods.

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

ENVIRONMENTAL

     In December 1988, the Company closed its chemical manufacturing facility in New Jersey. As a result, the Company is required to conduct environmental remediation at the facility and has submitted a clean-up plan to the New Jersey Department of Environmental Protection (the "State"), which provides for remediation of the site for approximately a three-to-five-year period, as well as continued groundwater treatment for a projected 20-year period. The Company has recently received conditional approval of its clean-up plan. The Company has recorded undiscounted liabilities representing its best estimates of the clean-up costs of $13.9 million at June 30, 1997. In 1991, the Company and the former owner of the facility executed a final settlement pursuant to which the former owner agreed to pay a substantial portion of the clean-up costs. Based on the terms of the settlement agreement and the financial resources of the former owner, the Company has recorded a receivable of $8.1 million at June 30, 1997.

     Additionally, the Company accrues for the anticipated future costs and the related probable state reimbursement amounts for remediation activities at its existing and previously operated gasoline sites where releases of regulated substances have been detected. At June 30, 1997, the Company's estimated undiscounted liability for these sites was $36.1 million. This estimate is based on the Company's prior experience with gasoline sites and its consideration of such factors as the age of the tanks, location of tank sites and experience with contractors who perform environmental assessment and remediation work. The Company anticipates that substantially all of the future remediation costs for detected releases at these sites as of June 30, 1997, will be incurred within the next five years.

     Under state reimbursement programs, the Company is eligible to receive reimbursement for a portion of future remediation costs, as well as a portion of remediation costs previously paid. Accordingly, as of June 30, 1997, the Company has a net receivable of $45.3 million recorded for the estimated probable state reimbursements. In assessing the probability of state reimbursements, the Company takes into consideration each state's fund balance, revenue sources, existing claim backlog, status of clean-up activity and claim ranking systems. As a result of these assessments, the recorded receivable amount is net of an allowance of $8.5 million. While there is no assurance of the timing of the receipt of state reimbursement funds, based on its experience, the Company expects to receive the majority of state reimbursement funds, except from California, within one to three years after payment of eligible remediation expenses, assuming that the state administrative procedures for processing such reimbursements have been fully developed. The Company estimates that it may take one to eight years to receive reimbursement funds from California. Therefore, the portion of the recorded receivable amounts that relate to sites where remediation activities have been completed have been discounted at 6.2% to reflect their present value. Thus, the recorded receivable amount is also net of a discount of $6.6 million.

     The estimated future assessment and remediation expenditures and related state reimbursement amounts could change within the near future as governmental requirements and state reimbursement programs continue to be implemented or revised.

PART II.
				OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

7-ELEVEN OWNERS FOR FAIR FRANCHISING, ET AL. V. THE SOUTHLAND
CORPORATION, ET AL.

     As previously reported, in 1993 a purported class action lawsuit entitled 7-ELEVEN OWNERS FOR FAIR FRANCHISING, ET AL. V. THE SOUTHLAND CORPORATION, ET AL., Case No. 722272-6, was filed against Southland in the Superior Court for Alameda County, California ("7-Eleven OFFF"). The Company's majority owners and approximately 18 of its vendors were also named as defendants in this litigation.

     The Company's majority owners have been dismissed from the case, along with most of the vendor defendants, including Coca Cola, Pepsi Cola, Hansen's Juices and Oscar Mayer. The only defendants remaining in the case are Southland, Citgo Petroleum Corporation and McLane Company, Inc.

     The Complaint filed by the plaintiffs alleged a variety of violations of California state antitrust laws, the California Business and Professions Code, breaches of the 7-Eleven Franchise Agreement and other claims relating to the business relationship between the Company and its 7-Eleven franchisees.

     On June 13, 1997, the Court heard argument on the plaintiffs' motion to certify a class in the case. On July 23, 1997, the Court entered an Order on the plaintiff's motion that contained the following rulings:

     (a) the motion to certify a class on the following claims was denied, and plaintiffs have now elected to abandon these claims: (1) the claim relating to automated teller machines; (2) the claim relating to proprietary cups; (3) the claim relating to Southland's accelerated inventory management program; and (4) the claim that Southland required franchisees to incur certain expenses as a condition of having their stores remodeled;

     (b) the motion to certify a class on the following claims was denied, but without prejudice to plaintiffs' right to renew their motion: (1) the claim against Southland and Citgo relating to the manner in which franchisees are compensated for the sale of gasoline; and (2) the claim that Southland conspired with certain vendors to fix wholesale prices of 7-Eleven proprietary items that were purchased by the franchisees;

     (c) the motion to certify a class on the following claims was granted:
(1) the claim asserting that Southland should have credited the franchisees' cost of goods sold with the value of equipment furnished by merchandise suppliers; (2) the claim asserting that Southland wrongfully failed to credit the franchisees' cost of goods sold with certain rebates, discounts, and allowances; (3) the claim relating to advertising allowances that Southland received from merchandise suppliers; (4) the claim that Southland wrongfully profited from its sale of goods to the franchisees; (5) the claim requesting that Southland be enjoined from requiring franchisees to operate 24 hours per day pursuant to the provisions of their franchise agreements; and (6) the claim that Southland and McLane conspired to divide wholesale markets and/or customers within California in violation of California's antitrust statute;

     (d) only the individual franchisees who are named plaintiffs in the case will be permitted to serve as class representatives, and the association known as 7-Eleven Owners for Fair Franchising will not be permitted to serve as a class representative; and

     (e) the time period for which the plaintiffs may seek damages on the claims certified for class action treatment shall not extend back more than four years from the filing of the Complaint in the case (i.e., to August 20, 1989).

     Finally, during the June 13 hearing, the Court ruled that the claim against Southland and McLane regarding the alleged division of wholesale markets should be tried separately from the other remaining claims in the case. The separate trial on this antitrust claim is scheduled to begin on January 12, 1998. The trial on all other remaining claims is now scheduled to commence on April 6, 1998. It is anticipated that the notice to potential class members will be mailed in September or October.

     The Company continues to believe that it has meritorious defenses to all of the claims asserted by the plaintiffs in this case and intends to defend vigorously against all such claims. The ultimate outcome of a complicated case of this nature cannot be predicted, because such litigation is inherently uncertain.


VALENTE, ET AL. V. THE SOUTHLAND CORPORATION, ET AL.

     VALENTE I: As previously reported, on March 15, 1996, the same lawyers representing the plaintiffs in the 7-Eleven OFFF case filed another purported class action lawsuit against the Company and most of the other defendants in the 7-Eleven OFFF case, in the U.S. District Court for the Northern District of California, entitled VALENTE, ET AL. V. THE SOUTHLAND CORPORATION, ET AL., Case No. 3:96-CV-1786-P ("Valente I"). Valente I alleged essentially the same claims as the 7-Eleven OFFF case, and was filed on behalf of all persons who signed a franchise agreement with Southland on or after March 15, 1990, relating to a 7-Eleven store in any state, except California.

     The Company filed a motion to transfer the case to federal court in Dallas and on June 24, 1996, that motion was granted. After the transfer of the case to federal court in Dallas, the plaintiffs moved to dismiss the case, and on May 27, 1997, that motion was granted and this litigation is now terminated.

     VALENTE II: On November 14, 1996, a third purported class action lawsuit was filed in the state court in Dallas, Texas (VALENTE, ET AL. V. THE SOUTHLAND CORPORATION, 14th Judicial District, Case No. 96-11972-A) ("Valente II"). Southland is the only defendant named in this case, which alleges breach of contract relating to the manner in which the Company accounted for discounts and allowances from merchandise vendors. The plaintiffs purport to represent all persons who signed a franchise agreement with Southland on or after January 1, 1967, with respect to a 7-Eleven store in any state, except California.

     On June 20, 1997, the Court granted Southland's motion for partial summary judgment denying the Plaintiffs allegation that a Texas statute entitled them to seek damages for a period in excess of the four years allowed by the statute of limitations for breach of contract. The plaintiffs have attempted to replead their claims in order to avoid the four year statute of limitations. The Company will continue to resist the plaintiffs' efforts to avoid the four year statute of limitations.

     The hearing on plaintiffs' motion for class certification is scheduled for November 20, 1997. The Company intends to contest the certification of a class in this case and to defend vigorously against all of the plaintiffs' allegations. The Company continues to believe it has meritorious defenses to all of the claims asserted by the plaintiffs in this case. The ultimate outcome of a complicated case of this nature cannot be predicted, because such litigation is inherently uncertain.


EMIL V. SPARANO, ET AL. V. THE SOUTHLAND CORPORATION, ET AL.

     As previously reported, a lawsuit entitled EMIL V. SPARANO, ET AL. V. THE SOUTHLAND CORPORATION, ET AL. was filed against the Company, its majority owners and seven of its current and former officers in the United States District Court for the Northern District of Illinois, in April 1994. Plaintiffs are several franchisees of 7-Eleven stores in Illinois, Pennsylvania, New Jersey and Nevada, who purport to represent a nationwide class of all persons who have owned 7-Eleven franchises anywhere in the United States at any time since 1987. During 1996, as the result of several rulings in the Company's favor, the only defendants remaining in the case are the Company, John Thompson, Jere Thompson and Clark Matthews. In addition, of the 11 original causes of action, only one claim has been certified to proceed as a class action against the remaining defendants. This claim alleges that 7-Eleven franchisees were injured as a result of allegedly fraudulent statements about the Company's financial condition that were made during and after the Company's LBO and Chapter 11 bankruptcy proceedings.

     The class has now been defined to consist of all persons who operated a 7-Eleven convenience store franchise at any time between December 1, 1987 and March 4, 1991. The Class Notice was mailed on or about April 24, 1997. No trial date has been set for this matter and no motions are currently pending.

     The Company has aggressively attacked the merits of this suit from its inception and believes that it has meritorious defenses to the remaining claim. At this time, however, the litigation is still at an early stage of development and the ultimate outcome of a complicated case of this nature cannot be predicted because such litigation is inherently uncertain.

TONKAWA SPRINGS HOMEOWNERS ASSOCIATION, ET AL. V. THE SOUTHLAND CORPORATION

     As previously reported a lawsuit was filed in Georgetown, Texas on behalf of a purported class of property owners in a subdivision near Round Rock, Texas who claimed their properties had been damaged as the result of a release of petroleum products from the 7-Eleven store in Round Rock (TONKAWA SPRINGS HOMEOWNERS ASSOCIATION VS. THE SOUTHLAND CORPORATION, 97-021-C277, in the 277th Judicial District Court for Williamson County, Texas). On May 8, 1997, this case was dismissed pursuant to a Notice of Nonsuit filed by the plaintiffs. The Company paid no damages to plaintiffs in connection with the dismissal.

     There are no other reportable suits or proceedings pending or, to the knowledge of the Company, threatened against or affecting the Company, other than as previously reported.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On April 23, 1997, the Company held its annual meeting of shareholders. Each of the fourteen nominated directors were elected without contest. In addition, the shareholders approved the adoption of the Company's 1997 Performance Plan, and ratified the approval of Coopers & Lybrand L.L.P. to be the Company's independent auditors for 1997.

     (a) The votes for and the votes withheld for each of the nominees for director were as follows:

	  NOMINEE                     FOR                      WITHHELD

	  Masatoshi Ito               317,098,101              128,783
	  Toshifumi Suzuki            317,098,101              128,783
	  Clark J. Matthews, II       317,068,551              158,333
	  Yoshitami Arai              317,099,111              127,773
	  Masaaki Asakura             317,099,196              127,688
	  Timothy N. Ashida           317,099,196              127,688
	  Jay W. Chai                 317,097,702              129,182
	  Gary J. Fernandes           317,097,927              128,957
	  Masaaki Kamata              317,099,111              127,773
	  James W. Keyes              317,091,193              135,691
	  Stephen B. Krumholz         317,099,195              127,689
	  Kazuo Otsuka                317,099,196              127,688
	  Asher O. Pacholder          317,099,195              127,689
	  Nobutake Sato               317,099,111              127,773

     (b) The votes for, against, abstaining and broker non-votes in connection with the approval of the Company's 1997 Performance Plan were as follows:

     303,512,176 shares were voted for; 581,487 shares were voted against; 74,086 shares abstained from voting; and 13,059,135 broker non-votes were received.

     (c) The votes for, against, abstaining and broker non-votes in connection with the ratification of the appointment of Coopers & Lybrand L.L.P. to be the independent auditors of the Company for 1997 were as follows:

     317,013,985 shares were voted for; 77,356 shares were voted against; 45,010 shares abstained from voting; and 90,533 broker non-votes were received.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

	  1.  Exhibit 10(ii)(D) -- Material Contracts
		Master Leasing Agreement dated as of April 15, 1997, among the financial institutions party thereto as Lessor Parties, CBL Capital Corporation, as Agent for the Lessor Parties and The Southland Corporation, as Lessee.

	  2.  Exhibit (11) -- Statement re Computation of Per-Share
		Earnings.

	  3. Exhibit (15) -- Letter re Unaudited Interim Financial Information. Letter of Coopers & Lybrand L.L.P.,
		Independent Accountants.

	  4.  Exhibit (27) -- Financial Data Schedule.
		Submitted in electronic format only.

     (b)  8-K Reports:

During the second quarter of 1997, the Company filed no reports on Form 8-K.

				   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					    THE SOUTHLAND CORPORATION
						  (Registrant)



Date:    8/5/97                             /s/  Clark J. Matthews II
     -------------                          ----------------------------
					   (Officer)
					   Clark J. Matthews, II
					   President and Chief Executive
					     Officer


Date:    8/5/97                             /s/  Donald E. Thomas
     -------------                          -----------------------------
					    (Principal Accounting Officer)
					    Donald E. Thomas
					    Vice President and Controller