Form 10-Q
period 1997-09-30
SOUTHLAND CORP
filed 1997-11-04
CIK 92344

                                 FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                ----------------

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1997

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


                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     409,922,935 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of September 30, 1997.

                          THE SOUTHLAND CORPORATION
                                    INDEX


                                                                        Page
                                                                         No.
                                                                        ----

Part I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

     Condensed Consolidated Balance Sheets -
       September 30, 1997 and December 31, 1996.......................    1

     Condensed Consolidated Statements of Earnings -
       Three Months and Nine Months Ended September 30, 1997 and 1996.    2

     Condensed Consolidated Statements of Cash Flows -
       Nine Months Ended September 30, 1997 and 1996..................    3

     Notes to Condensed Consolidated Financial Statements ............    4

     Report of Independent Accountants................................    6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................    7

Part II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ...........................................   13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................   14

SIGNATURES............................................................   15

Exhibit (11) - Statement re Computation of Per-Share Earnings.........Tab 1

Exhibit (15) - Letter re Unaudited Interim Financial Information......Tab 2

Exhibit (27) - Financial Data Schedule................................   *

*Submitted in electronic format only


                                    (i)


                             THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                             ASSETS

                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                    1997            1996
                                                                ------------    -----------
                                                                 (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents.  .  .  .  .  .  .  .  .  .  .  .  $    46,012     $    36,494
   Accounts and notes receivable  .  .  .  .  .  .  .  .  .  .       96,491         109,413
   Inventories  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .      111,794         109,050
   Other current assets  .  .  .  .  .  .  .  .  .  .  .  .  .      114,724          95,943
                                                                -----------     -----------
     TOTAL CURRENT ASSETS.  .  .  .  .  .  .  .  .  .  .  .  .      369,021         350,900
PROPERTY AND EQUIPMENT.  .  .  .  .  .  .  .  .  .  .  .  .  .    1,366,872       1,349,839
OTHER ASSETS .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .      295,892         338,409
                                                                -----------     -----------
                                                                $ 2,031,785     $ 2,039,148
                                                                ===========     ===========


                          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Trade accounts payable.  .  .  .  .  .  .  .  .  .  .  .  .  $   193,989     $   211,060
   Accrued expenses and other liabilities  .  .  .  .  .  .  .      296,008         297,246
   Commercial paper.  .  .  .  .  .  .  .  .  .  .  .  .  .  .       42,863          98,055
   Long-term debt due within one year.  .  .  .  .  .  .  .  .      122,877          68,571
                                                                -----------     -----------
     TOTAL CURRENT LIABILITIES .  .  .  .  .  .  .  .  .  .  .      655,737         674,932
DEFERRED CREDITS AND OTHER LIABILITIES  .  .  .  .  .  .  .  .      198,523         214,343
LONG-TERM DEBT  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    1,601,977       1,638,828
CONVERTIBLE QUARTERLY INCOME DEBT SECURITIES  .  .  .  .  .  .      300,000         300,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT):
   Common stock, $.0001 par value .  .  .  .  .  .  .  .  .  .           41              41
   Additional capital .  .  .  .  .  .  .  .  .  .  .  .  .  .      625,574         625,574
   Accumulated deficit.  .  .  .  .  .  .  .  .  .  .  .  .  .   (1,350,067)     (1,414,570)
                                                                ------------    ------------
     TOTAL SHAREHOLDERS' EQUITY (DEFICIT) .  .  .  .  .  .  .     (724,452)       (788,955)
                                                                ------------    ------------
                                                                $ 2,031,785     $ 2,039,148
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




                                                 1




                                 THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                              (UNAUDITED)

                                                         THREE MONTHS                  NINE MONTHS
                                                      ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                ---------------------------   ---------------------------
                                                    1997           1996           1997           1996
                                                ------------   ------------   ------------   ------------
REVENUES:
     Net sales (Including $256,235, $256,833,
        $725,358 and $728,897 in excise taxes)  $ 1,873,936    $ 1,839,870    $ 5,260,319    $ 5,194,220
     Other income .  .  .  .  .  .  .  .  .  .       22,850         22,821         66,578         64,040
                                                ------------   ------------   ------------   ------------
                                                  1,896,786      1,862,691      5,326,897      5,258,260
COSTS AND EXPENSES:
     Cost of goods sold .  .  .  .  .  .  .  .    1,321,793      1,298,437      3,736,076      3,685,445
     Operating, selling, general and
         administrative expenses .  .  .  .  .      497,202        479,314      1,415,620      1,381,886
     Interest expense, net .  .  .  .  .  .  .       22,158         22,130         67,872         68,326
                                                ------------   ------------   ------------   ------------
                                                  1,841,153      1,799,881      5,219,568      5,135,657
                                                ------------   ------------   ------------   ------------
EARNINGS BEFORE INCOME TAXES  .  .  .  .  .  .       55,633         62,810        107,329        122,603
INCOME TAXES.  .  .  .  .  .  .  .  .  .  .  .       22,162         25,124         42,706         49,041
                                                ------------   ------------   ------------   ------------
NET EARNINGS.  .  .  .  .  .  .  .  .  .  .  .  $    33,471    $    37,686    $    64,623    $    73,562
                                                ============   ============   ============   ============

NET EARNINGS PER COMMON SHARE
    (Primary and Fully Diluted)  .  .  .  .  .         $.07           $.08           $.15           $.17
                                                       =====          =====          =====          =====




                        See notes to condensed consolidated financial statements.

                                                        2

                                     THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (DOLLARS IN THOUSANDS)

                                                   (UNAUDITED)
                                                                                          NINE MONTHS
                                                                                       ENDED SEPTEMBER 30,
                                                                                -------------------------------
                                                                                     1997              1996
                                                                                -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  $     64,623     $     73,562
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and amortization of property and equipment  .  .  .  .  .       132,436          122,870
        Other amortization.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .        14,270           14,270
        Deferred income taxes.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .        36,396           19,748
        Noncash interest expense.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         2,210            1,332
        Other noncash (income) expense.  .  .  .  .  .  .  .  .  .  .  .  .  .          (867)             144
        Net (gain) loss on property and equipment .  .  .  .  .  .  .  .  .  .          (331)              54
        Decrease in accounts and notes receivable .  .  .  .  .  .  .  .  .  .        23,749           18,263
        (Increase) decrease in inventories  .  .  .  .  .  .  .  .  .  .  .  .        (2,744)             601
        Increase in other assets.  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .       (20,647)          (3,166)
        Decrease in trade accounts payable and other liabilities .  .  .  .  .       (54,115)         (12,353)
                                                                                -------------    -------------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES.  .  .  .  .  .  .       194,980          235,325
                                                                                -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for purchase of property and equipment  .  .  .  .  .  .  .  .  .      (148,705)        (137,371)
    Proceeds from sale of property and equipment  .  .  .  .  .  .  .  .  .  .        12,583           12,214
    Other  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .         2,939            2,938
                                                                                -------------    -------------
                  NET CASH USED IN INVESTING ACTIVITIES .  .  .  .  .  .  .  .      (133,183)        (122,219)
                                                                                -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from commercial paper and revolving credit facilities  .  .  .  .     4,034,465        3,012,509
    Payments under commercial paper and revolving credit facilities .  .  .  .    (4,038,178)      (3,004,127)
    Principal payments under long-term debt agreements  .  .  .  .  .  .  .  .       (48,046)        (118,104)
    Other  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .          (520)            -
                                                                                -------------    -------------
                  NET CASH USED IN FINANCING ACTIVITIES .  .  .  .  .  .  .  .       (52,279)        (109,722)
                                                                                -------------    -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS.  .  .  .  .  .  .  .  .  .  .  .  .         9,518            3,384
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .  .  .  .  .  .  .  .  .  .  .        36,494           43,047
                                                                                -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  .  .  .  .  .  .  .  .  .  .  .  .  $     46,012     $     46,431
                                                                                =============    =============

RELATED DISCLOSURES FOR CASH FLOW REPORTING:

    Interest paid, excluding SFAS No.15 Interest  .  .  .  .  .  .  .  .  .  .  $    (71,708)    $    (77,622)
                                                                                =============    =============
    Net income taxes paid .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  $     (5,858)    $    (15,485)
                                                                                =============    =============


                                  See notes to condensed consolidated financial statements.


                                                                3

                    THE SOUTHLAND CORPORATION AND SUBSIDIARIES

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED SEPTEMBER 30, 1997

                                (UNAUDITED)

1. BASIS OF PRESENTATION:

     The condensed consolidated balance sheet as of September 30, 1997, and the condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 1997 and 1996, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal, recurring adjustments) necessary to present fairly the financial position at September 30, 1997, and the results of operations and cash flows for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

     The condensed consolidated balance sheet as of December 31, 1996, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, include accounting policies and additional information pertinent to an understanding of both the December 31, 1996, balance sheet and the interim financial statements. The information has not changed except as a result of normal transactions in the nine months ended September 30, 1997.

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


                                      Three Months          Nine Months
                                   Ended September 30,   Ended September 30,
                                   -------------------   -------------------
                                      1997     1996         1997     1996
                                     ------   ------       ------   ------

Per Statement of Earnings:
   Primary and Fully Diluted          $.07    $.08          $.15    $.17

Pro Forma:
   Basic                              $.08    $.09          $.16    $.18
   Diluted                            $.07    $.08          $.15    $.17

3. COMPREHENSIVE INCOME:

     The Company is currently reviewing Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." The statement establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 becomes effective for fiscal years beginning after December 15, 1997, and early adoption is permitted. The Company has not yet determined when it will adopt the provisions of this statement.

                           REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of The Southland Corporation

We have reviewed the accompanying condensed consolidated balance sheet of The Southland Corporation and Subsidiaries as of September 30, 1997, the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 1997 and 1996, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and related consolidated statements of earnings, shareholders' equity (deficit), and cash flows for the year then ended (not presented herein); and in our report dated February 18, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



COOPERS & LYBRAND L.L.P.
Dallas, Texas
October 24, 1997

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


RESULTS OF OPERATIONS

SUMMARY OF RESULTS OF OPERATIONS

     The Company's net earnings for the third quarter and first nine months of 1997 were $33.5 million ($.07 per share) and $64.6 million ($.15 per share), respectively, compared to net earnings of $37.7 million ($.08 per share) and $73.6 million ($.17 per share) for the same periods in 1996. The decline in net earnings for the third quarter of 1997, compared to the prior year, was due to more favorable gasoline market conditions in 1996, combined with the incremental costs associated with the further implementation of several strategic initiatives in 1997.

MANAGEMENT STRATEGIES

     Since 1992, the Company has been committed to several key strategies that it believes, over the long term, will provide further differentiation from competitors and allow 7-Eleven to maintain its position as the premier convenience retailer. These strategies include:

* Upgrading the Company's store base through developing or acquiring new stores, continuing to remodel and update existing stores and closing underachieving stores. During 1997, the Company expects to have net store growth for the first time in ten years. During the first nine months of 1997, 30 new stores opened. By year end, the Company expects to have opened a total of approximately 70-85 new stores, with another 25-30 under construction.
* A customer-driven approach to merchandising, which focuses on providing the customer an expanded selection of quality products at a good value.
* An everyday-fair-pricing strategy which provides consistent, reasonable prices on all items.
* Daily delivery of fresh perishable items and high-quality, ready-to-eat foods through the use of combined distribution centers, fresh-food commissaries and bakery facilities. These facilities, which are generally third-party operated, are designed to provide fresher products, improve in-stock conditions and lower product costs. Since September, 1996, the Company has expanded into five new areas in support of this initiative, with additional areas planned for the remainder of 1997 and 1998.
* The development of a retail information system that has helped to automate accounting and other store-level tasks. The current phase, with the pilot program started in September, involves the installation of point-of-sale registers with scanning and a proprietary ordering system.
                                       7

(EXCEPT WHERE NOTED, ALL PER-STORE NUMBERS REFER TO AN AVERAGE OF ALL STORES RATHER THAN ONLY STORES OPEN MORE THAN ONE YEAR.)

SALES
     The Company recorded net sales of $1.87 billion for the third quarter and $5.26 billion in the first nine months of 1997, compared to net sales of $1.84 billion and $5.19 billion during the same periods last year. The third quarter increase was due to merchandise sales growth. Categories contributing to the Company's largest U.S. same-store real growth since 1994 were SLURPEE, services, tobacco, coffee, fresh bakery, and noncarbonated beverages. Merchandise sales growth per store was as follows:

                                           PERIODS ENDING SEPTEMBER 30, 1997
                                           ---------------------------------
INCREASE (DECREASE) FROM PRIOR YEAR           Three Months      Nine Months
-----------------------------------           ------------      -----------
U.S. same-store sales                               2.2%              1.0%*
U.S. same-store real growth; excluding inflation    1.3%             (0.1)%*
7-Eleven inflation                                  0.9%              1.1%
     *  THE FACT THAT 1996 WAS A LEAP YEAR NEGATIVELY IMPACTS THE
        CURRENT YEAR-TO-DATE GROWTH RESULTS BY APPROXIMATELY 34 BASIS POINTS. THE YEAR-TO-DATE INCREASE IN U.S. SAME-STORES SALES, EXCLUDING THE LEAP YEAR IMPACT WOULD BE 1.4%, WITH THE U.S. SAME-STORE REAL GROWTH BEING 0.2%.

     Gasoline sales dollars per store decreased 1.2% for the third quarter due to slight declines in both the average retail sales price and per-store gasoline gallons sold.


GROSS PROFITS
                                                          Periods Ending September 30, 1997
                                                          ---------------------------------
                                                          Three Months         Nine Months
                                                          ------------         -----------
                                                    Merchandise Gasoline  Merchandise Gasoline
                                                    ----------- --------  ----------- --------
Gross Profit - DOLLARS IN MILLIONS                  $  505.8    $  46.3   $ 1,392.6    $ 131.6
INCREASE/(DECREASE) FROM PRIOR YEAR - ALL STORES
------------------------------------------------
Average per-store gross profit dollar change            3.7%      (14.2)%     2.3%     (11.3)%
Margin point change (gasoline in cents per gallon)      .38       (2.09)      .26       (1.42)
Average per-store sales (gasoline in gallons)           2.6%       (0.1)%     1.6%      (1.3)%

     Total merchandise gross profit dollars were $17.8 million higher in the third quarter and $30.8 million higher for the nine months, when compared to the same periods in 1996. The favorable third quarter results are due to improved average per-store sales growth and strong merchandise margins. The increase in merchandise margin during the third quarter and first nine months, compared to last year, was primarily due to improvements in product costs and increased sales of high margin services and products like SLURPEE, coffee and noncarbonated beverages.

     During the third quarter and first nine months of 1997, gasoline gross profits decreased $7.1 million and $15.3 million, respectively, over the same periods in 1996. The third quarter decline was primarily due to lower margin (in cents per gallon), as gallon sales per store were virtually flat. The lower margin was primarily the result of two factors, the aggressive retail tactics of some competitors, and higher gas costs. The higher gas costs, which trended up for much of the quarter, were brought on by further tightening in industry inventory levels. Although retail prices trended up during the third quarter, they were slightly below last year's averages for the quarter.

OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("OSG&A")

                                        Periods Ending September 30, 1997
                                        ---------------------------------
                                  Three Months                Nine Months
                                ----------------           --------------
                                1997        1996           1997     1996
                                ----        ----          ------   ------
Total OSG&A expenses           $497.2      $479.3        $1,415.6  $1,381.9
Ratio of OSG&A to sales          26.5%       26.1%           26.9%     26.6%

     Operating, selling, general and administrative expenses increased $17.9 million during the third quarter of 1997, compared to the same period in 1996 and $33.7 million for the first nine months of 1997 compared to 1996.
A portion of the increase in OSG&A expenses resulted from costs associated with the Company's implementation of its retail information system (approximately $10 million more in the first nine months of 1997) and other strategic initiatives (see Management Strategies). Other factors that have pushed up the ratio of OSG&A expenses to sales for both the quarter and the year are higher wages associated with tighter labor markets, a favorable insurance adjustment in the third quarter of 1996 (as a result of positive claims experience) and lower gasoline prices over the last two quarters. While this ratio will vary on a quarterly basis, management believes it will continue to be slightly less favorable during the roll-out phase of the retail information system.

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

INTEREST EXPENSE, NET

     Net interest expense for the third quarter has been virtually flat, when compared with 1996, while decreasing $0.5 million during the first nine months of 1997. Approximately 35% of the Company's debt contains floating rates that would be unfavorably impacted by rising interest rates. The weighted average interest rate for such debt was 5.8% for the third quarter and 5.8% for the first nine months of 1997 versus 5.7% and 5.9% for the same time periods in 1996. The Company expects net interest expense in 1997 to remain relatively flat due to higher borrowings to finance new store development, offset by increased capitalized interest and a .6% reduction in the cost of borrowing that the Company negotiated with the lenders in its new, unsecured bank debt credit agreement ("New Credit Agreement") (see Liquidity and Capital Resources).


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

     For the period ended September 30, 1997, the Company was in compliance with all of the covenants required under the New Credit Agreement, including compliance with the principal financial and operating covenants (calculated over the latest 12-month period) as follows:

                                                        Requirements:
                                                     --------------------
     Covenants                        Actuals        Minimum      Maximum
     ---------                        -------        -------      -------
     Interest and rent coverage *   2.13 to 1.0    2.00 to 1.0
     Fixed charge coverage          1.21 to 1.0    0.65 to 1.0
     Senior indebtedness to EBITDA  3.07 to 1.0                  3.40 to 1.0

       * INCLUDES EFFECTS OF THE SFAS NO. 15 INTEREST PAYMENTS.

     During the first nine months of 1997, the Company repaid $48.0 million of debt, which included $24.8 million for principal payments on the Company's yen-denominated loan

(secured by the royalty income stream from its area licensee in Japan) and $11.2 million for SFAS No. 15 interest. Outstanding balances at September 30 1997, for the commercial paper, the Term Loan and the Revolver, were $392.9 million, $225.0 million and $0.0 million, respectively. As of September 30, 1997, outstanding letters of credit issued pursuant to the New Credit Agreement totaled $69.0 million.

CASH FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was $94.6 million for the third quarter and $195.0 million for the first nine months of 1997, an increase of $10.7 million for the quarter and a decrease of $40.3 million for the year, compared to 1996. (See Results of Operations section)

CAPITAL EXPENDITURES

     In the first nine months of 1997, net cash used in investing activities consisted primarily of payments of $148.7 million for property and equipment. The majority of this capital was used for implementation of the Company's retail information system, new store development, remodeling stores, upgrading retail gasoline facilities, replacing equipment and complying with environmental regulations.

     The Company expects 1997 capital expenditures, excluding lease commitments, to be approximately $265 million. Capital expenditures are being used to develop or acquire new stores, further implement the retail information system, replace equipment, upgrade store and gasoline facilities and comply with environmental regulations. The amount of expenditures made during the year will be materially impacted by the Company's ability to find and acquire new stores that fit its growth strategy and the portion of new store development that is funded through working capital versus leases.
Most leases for newly constructed stores will contain initial terms of 15-20 years with typical option renewal periods.

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

ENVIRONMENTAL

     In December 1988, the Company closed its chemical manufacturing facility in New Jersey. As a result, the Company is required to conduct environmental remediation at the facility and has submitted a clean-up plan to the New Jersey Department of Environmental Protection (the "State"), which provides for remediation of the site for approximately a three-to-five-year period, as well as continued groundwater treatment for a projected 20-year period. The Company has received conditional approval of its clean-up plan. The Company has recorded undiscounted liabilities representing its best estimates of the clean-up costs of $13.7 million at September 30, 1997. In 1991, the Company and the former owner of the facility executed a final settlement pursuant to which the former owner agreed to pay a substantial portion of the clean-up costs. Based on the terms of the settlement agreement and the financial resources of the former owner, the Company has recorded a receivable of $7.9 million at September 30, 1997.

     Additionally, the Company accrues for the anticipated future costs and the related probable state reimbursement amounts for remediation activities at its existing and previously operated gasoline sites where releases of regulated substances have been detected. At September 30, 1997, the Company's estimated undiscounted liability for these sites was $34.4 million. This estimate is based on the Company's prior experience with gasoline sites and its consideration of such factors as the age of the tanks, location of tank sites and experience with contractors who perform environmental assessment and remediation work. The Company anticipates that substantially all of the future remediation costs for detected releases at these sites as of September 30, 1997, will be incurred within the next five years.

     Under state reimbursement programs, the Company is eligible to receive reimbursement for a portion of future remediation costs, as well as a portion of remediation costs previously paid. Accordingly, as of September 30, 1997, the Company has a net receivable of $46.3 million recorded for the estimated probable state reimbursements. In assessing the probability of state reimbursements, the Company takes into consideration each state's fund balance, revenue sources, existing claim backlog, status of clean-up activity and claim ranking systems. As a result of these assessments, the recorded receivable amount is net of an allowance of $6.8 million. While there is no assurance of the timing of the receipt of state reimbursement funds, based on its experience, the Company expects to receive the majority of state reimbursement funds, except from California, within one to three years after payment of eligible remediation expenses, assuming that the state administrative procedures for processing such reimbursements have been fully developed. The Company estimates that it may take one to eight years to receive reimbursement funds from California. Therefore, the portion of the recorded receivable amounts that relate to sites where remediation activities have been completed have been discounted at 5.8% to reflect their present value. Thus, the recorded receivable amount is also net of a discount of $6.6 million.

     The estimated future assessment and remediation expenditures and related state reimbursement amounts could change within the near future as governmental requirements and state reimbursement programs continue to be implemented or revised.

PART II.

                              OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

T & L PROPERTY SERVICE (TAL-TEX)

     As previously reported, on June 21, 1995, a lawsuit was filed in Dallas County, Texas against the Company by T&L Property Service, an affiliate of Tal-Tex, Inc. ("Tal-Tex"). Tal-Tex is a water supply company located near Round Rock, Texas. The Complaint was subsequently amended to include claims by Tal-Tex and its principals and claims by certain individuals who reside in or near Round Rock on behalf of themselves and a purported class of similarly situated residents, alleging personal injuries and property damages as a result of a release of petroleum from underground storage tanks at a 7-ELEVEN store in Round Rock, Texas that was discovered in July 1993 (the "Release"). In March, 1996, the individual claims of the Tal -Tex entities were severed from the purported class action and, as previously reported, the lawsuit involving the class claims was voluntarily dismissed by the plaintiffs and refiled as TONKAWA SPRINGS HOMEOWNERS ASSOCIATION ET AL. V. THE SOUTHLAND CORPORATION, Cause No. 97-021-C277, in the 277th Judicial District Court for Williamson County, Texas, and then voluntarily dismissed on May 8, 1997.

     Prior to trial of the lawsuit involving the individual claims of the Tal-Tex entities, the parties entered into a settlement agreement, effective August 25, 1997, resolving all issues in connection with the Release. Under the terms of the settlement, the plaintiffs released their claims against Southland in exchange for payment of an agreed settlement amount. The Company has no further obligations to the Tal-Tex entities in connection with the Release, unless the Texas Natural Resource Conservation Commission
(i) subsequently orders Tal-Tex to shut down its water supply wells due to a new finding of contamination and (ii) determines that such contamination was a direct result of the Release that was discovered in 1993.

ARTURO M. VASQUEZ ET AL. V. THE SOUTHLAND CORPORATION ET AL.

     As previously reported, a suit was filed in 1995 against the Company styled ARTURO M. VASQUEZ ET AL. V. THE SOUTHLAND CORPORATION ET AL. which asserted claims on behalf of a purported class of persons whose properties had allegedly been damaged by petroleum releases at approximately 150 former or current 7-Eleven locations in Texas. In late 1996, the plaintiffs withdrew all class claims and proceeded with individual claims that were allegedly associated with a single 7-Eleven store in Bryan, Texas. Prior to the commencement of trial of the lawsuit, the parties entered into a settlement agreement, effective as of September 8, 1997, resolving all issues between them.

     There are no other reportable suits or proceedings pending or threatened against the Company, other than as previously reported.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)     Exhibits:

          1.     Exhibit (11) -- Statement re Computation of Per-Share
                                 Earnings.

          2.     Exhibit (15) -- Letter re Unaudited Interim Financial
                                 Information.  Letter of Coopers & Lybrand
                                 L.L.P., Independent Accountants.

          3.     Exhibit (27) -- Financial Data Schedule.
                                    Submitted in electronic format only.

     (b)     8-K Reports:

During the third quarter of 1997, the Company filed no reports on Form 8-K.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 THE SOUTHLAND CORPORATION
                                                       (Registrant)



Date:  October 31, 1997                      /s/     Clark J. Matthews, II
       ----------------                      -----------------------------
                                            (Officer)
                                            Clark J. Matthews, II
                                            President and Chief Executive
                                              Officer


Date:  October 31, 1997                      /s/     Don Thomas
       ----------------                      ------------------------------
                                             (Principal Accounting Officer)
                                             Donald E. Thomas
                                             Vice President and Controller