Form 10-K
period 1997-12-31
SOUTHLAND CORP
filed 1998-03-27
CIK 92344

===========================================================================
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                             ------------------

                                  FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended   December 31, 1997
                                  OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from
                                        ------ to ------
                  Commission File Numbers 0-676 and 0-16626
                             ----------------------
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

Registrant's telephone number, including area code, 214-828-7011
                             -----------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]   No [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []
     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $283,865,109 at March 6, 1998, based upon 138,680,497 shares held by persons other than officers, directors and 5% owners.

            APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]
     409,922,935 shares of Common Stock, $.0001 par value (the registrant's only class of Common Stock), were outstanding as of March 6, 1998.
                     DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the following documents are incorporated by reference into the listed Parts and Items of Form 10-K: Definitive Proxy Statement for April 22, 1998 Annual Meeting of Shareholders: Part III, a portion of Item 10 and Items 11, 12 and 13.
===========================================================================


                                            ANNUAL REPORT ON FORM 10-K
                                       For the year ended December 31, 1997

TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  Reference
                                                                                                  Form 10-K

                                                      PART I

Item 1.    Business                                                                                  1
           General                                                                                   1
           Financing Matters                                                                         2
           Operating and Franchising of Convenience Food Stores                                      3
           Other Information about the Company                                                      13
           Environmental Matters                                                                    17
           Executive Officers of the Registrant                                                     19
Item 2.    Properties                                                                               24
Item 3.    Legal Proceedings                                                                        27
Item 4.    Submission of Matters to a Vote of Security Holders                                      31

                                                      PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters                31
Item 6.    Selected Financial Data                                                                  32
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation     33
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk                               44
Item 8.    Financial Statements and Supplementary Data                                              45
           Independent Auditors' Report of Coopers & Lybrand L.L.P. on The Southland
           Corporation and Subsidiaries' Financial Statements for each of the three years in the
           period ended December 31, 1997                                                           77
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial                78
           Disclosures

                                                      PART III

Item 10.   Directors and Executive Officers of the Registrant and see Part I, Item 1, above          *
Item 11.   Executive Compensation                                                                    *
Item 12.   Security Ownership of Certain Beneficial Owners and Management                            *
Item 13.   Certain Relationships and Related Transactions                                            *

                                                      PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                         79

Signatures                                                                                          86
----------------------------
*Included in Form 10-K by incorporation by reference to the Registrant's Proxy Statement, dated March 20, 1998, for the April 22, 1998 Annual Meeting of Shareholders.

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


PART I

ITEM 1.  BUSINESS.

GENERAL

     The Southland Corporation ("Southland," the "Company" or "Registrant"), conducting business principally under the name 7-ELEVEN, is the largest convenience store chain in the world, with approximately 17,100 Company-operated, franchised and licensed locations worldwide, and is among the nation's largest retailers. The Company, with executive offices at 2711 North Haskell Avenue, Dallas, Texas 75204 (telephone 214/828-7011), was incorporated in Texas in 1961 as the successor to an ice business organized in 1927. Unless the context otherwise requires, the terms "Company," "Southland" and "Registrant" as used herein include The Southland Corporation and its subsidiaries and predecessors. In 1997, Southland's operations (for financial reporting purposes) were conducted in one business segment -- the Operating and Franchising of Convenience Food Stores.

     The 7-ELEVEN trademark has been registered since 1961 and is well known throughout the United States and in many other parts of the world. The Company believes that 7-ELEVEN is the leading name in the convenience store industry. The Company has, over the past several years, implemented its strategic plan to divest all its non-convenience store operations, and has trimmed its store operations by consolidating its efforts in certain market areas and by closing less profitable stores. During 1997, the Company achieved two important goals: (i) the continued development of a point of sale automated retail information system that reached its initial testing phase and (ii) after a decade of dramatic reductions in the number of 7-ELEVEN stores, a total of 61 stores were opened by the Company during the year.

     At December 31, 1997, the Company's operations included 5,403 7-ELEVEN convenience stores in the United States and Canada, and 20 other retail locations, including HIGH'S Dairy Stores, Quik Marts and SUPER-7 high-volume gasoline outlets with mini-convenience stores. The Company also has an equity interest in over 220 convenience stores in Mexico. Area licensees, or their franchisees, operate additional 7-ELEVEN stores in certain areas of the United States, in 18 foreign countries and the U.S. territories of Guam and Puerto Rico. As of the end of 1997, the Company has an equity interest in three of the area licensees.

     During 1997, the Company continued to focus on the implementation of its business plan of providing superior service to its customers through better merchandising, with item-by-item control of inventory at each store, emphasizing the importance of ordering the right products, introduction of new products which are "first, best or only" at 7-ELEVEN, and remaining in stock, at all times, on each particular store's best-selling items.

THE RESTRUCTURINGS.     In 1987 the Company was financially restructured
through a leveraged buyout (the "LBO") and in October 1990 filed a voluntary bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code. On February 21, 1991, the U.S. Bankruptcy Court for the Northern District of Texas issued an order (the "Confirmation Order") confirming the Company's Plan of Reorganization (the "Plan") and on March 4, 1991, the Confirmation Order became final and non-appealable. The Plan provided for holders of the Company's then outstanding debt and equity securities (the "Old Securities") to receive new debt securities, common stock and, in certain cases, cash, in exchange for their Old Securities and, pursuant to a Stock Purchase Agreement, for IYG Holding Company, which is jointly owned by Ito-Yokado Co., Ltd. ("Ito-Yokado") and Seven-Eleven Japan Co., Ltd. ("Seven-Eleven Japan"), both Japanese corporations, to acquire approximately 70% of the Company's outstanding shares for $430 million in cash. Seven-Eleven Japan is the Company's largest area licensee, operating approximately 7,200 7-ELEVEN stores in Japan and, through its wholly-owned subsidiary Seven-Eleven (Hawaii), Inc., 47 7-ELEVEN stores in Hawaii.

MAJORITY OWNER.  IYG Holding Company, a Delaware corporation (the
"Purchaser" or "IYG"), is a jointly owned subsidiary of Ito-Yokado and Seven-Eleven Japan, formed for the specific purpose of purchasing the Common Stock of the Company. Ito-Yokado owns 51% and Seven-Eleven Japan owns 49%, respectively, of IYG.

ITO-YOKADO. Ito-Yokado is among the largest retailing companies in Japan. Its principal business consists of the operation of 158 superstores that sell a broad range of food, clothing and household goods. In addition, its activities include operating two restaurant chains doing business under the names "Denny's" and "Famil" and a chain of supermarkets. All of Ito-Yokado's operations are located in Japan except for some limited purchasing activities. In 1992, Ito-Yokado guaranteed the Company's $400 million commercial paper facility. In addition, in 1995, Ito-Yokado purchased $153 million of 4.5% Convertible Quarterly Income Debt Securities due 2010 issued by the Company and, in February, 1998, purchased
$40.8 million of 4.5% Convertible Quarterly Income Debt Securities due 2013 issued by the Company.

SEVEN-ELEVEN JAPAN. Seven-Eleven Japan is the most profitable retailer in Japan. Seven-Eleven Japan is a 50.3%-owned subsidiary of Ito-Yokado. Seven-Eleven Japan is the largest area licensee of the Company with approximately 7,200 7-ELEVEN stores in Japan and owns Seven-Eleven (Hawaii), Inc., which, as of year-end 1997, operated an additional 47 7-ELEVEN stores in Hawaii under a separate area license agreement covering that state. In
November 1995, Seven-Eleven Japan purchased $147 million of 4.5% Convertible Quarterly Income Debt Securities due 2010 issued by the Company and, in February, 1998, purchased $39.2 million of 4.5% Convertible Quarterly Income Debt Securities due 2013, issued by the Company.

FINANCING MATTERS.     During 1997, the Company entered into a $115 million
Master Lease Facility (the "MLF") with Citicorp Bankers Leasing Corporation. The purpose of the MLF is to finance the rollout of the second phase of the Company's retail information system, consisting of the installation of point-of-sale cash registers with scanning capabilities, cabinets, batteries, processors, printers, display screens, cash drawers, scanners, PAM controllers, hand-held terminals and other equipment, as well as customized associated software developed specifically for the Company. (See "Retail Information System," below.) On October 1, 1997, the Company received approximately $41.4 million of the available funding under the master lease facility and intends to use the remainder of the funding as the system roll-out continues.

     In February, 1998, the Company issued $80 million of 4.5% Convertible Quarterly Income Debt Securities (the "1998 QUIDS") to Ito-Yokado, Co., Ltd. (51%) and Seven-Eleven Japan Co., Ltd. (49%) that are mandatorily convertible into shares of Southland Common Stock at a price of $2.46 per share (the "Conversion Price") under certain conditions as described below. Payment of principal and interest on the 1998 QUIDS will be subordinated in right of payment to all claims of senior creditors, debt holders and other subordinated or unsubordinated creditors of Southland which do not rank pari passu with or junior to the 1998 QUIDS, whether outstanding on the date of issuance or issued thereafter.

     In addition, under the terms of the 1998 QUIDS, Southland has the option to select an interest payment period or periods longer than one quarter, provided that such longer payment period shall not exceed five years. This effectively gives Southland the right to defer interest payments for up to five years.

     In addition, the 1998 QUIDS are not convertible at any time until after the third anniversary of issuance. Thereafter, the 1998 QUIDS are subject to mandatory conversion into approximately 32.5 million shares of Southland common stock (a) during the fourth and fifth years from issuance if the closing price of Southland common stock is equal to at least 120% of the Conversion Price for any 20 out of 30 consecutive trading days during the period; (b) after the fifth anniversary of issuance, if the closing price of Southland common stock is equal to the Conversion Price for any 20 out of 30 consecutive trading days during this period; and (c) at maturity, if the closing price of Southland common stock is equal to or higher than the Conversion Price on that date.

     Other than as set forth above, the terms of the 1998 QUIDS are substantially similar to the terms of the 1995 QUIDS (hereafter defined).

OPERATING AND FRANCHISING OF CONVENIENCE FOOD STORES

7-ELEVEN STORES
     On December 31, 1997, the Company's operations included 5,423 stores in the United States and Canada, operated principally under the name 7-ELEVEN. An additional 472 stores (in the United States) are operated by area licensees. These stores are located in 34 states, the District of Columbia, and five provinces of Canada. During 1997, the Company opened 61 convenience stores, eight of which were rebuilds or relocations of existing stores and 53 of which were new locations. In addition, 60 convenience stores were closed during the year (including relocations and rebuilds), mostly due to changing market patterns, lease expirations and the closing of selected stores that were not profitable. During 1997, the Company also made counter modifications to approximately 3,900 stores to prepare for installation of the new electronic point-of-sale (POS) equipment, a part of the Company's proprietary retail information system, which is currently in the testing phase.

     The Company's convenience stores are extended-hour retail stores, emphasizing convenience to the customer and providing beverages, candy, fresh take-out foods, groceries tobacco items, self-serve gasoline (at about 2,000 stores), dairy products, non-food merchandise, specialty items, certain financial services, lottery tickets, and incidental services. Generally, the Company's stores are open every day of the year and are located in neighborhood areas, on main thoroughfares, in shopping centers, or on other sites where they are easily accessible and have ample parking facilities for quick in-and-out shopping. Stores are generally from 2,400 to 3,100 square feet in size and carry 2,300 to 2,600 items. The vast majority of the stores operate 24 hours a day. The stores attract early and late shoppers, lunch-time customers, weekend and holiday shoppers and customers who may need only a few items at any one time and desire rapid service. The Company's sales are affected by seasonality and weather, because many of the Company's traditional products attract more shoppers during warm and dry weather and during the longer daylight hours of the summer months, when leisure-time activities are more prevalent.

     Substantially all convenience store sales are for cash (including sales for which checks are accepted), although major credit cards, along with the "Citgo Plus" credit card, are accepted in most markets for purchases of both merchandise and gasoline. Credit card sales currently account for approximately 9.8% of sales, including gasoline. This percentage has increased over the past few years with the installation of additional "Pay-At-The Pump" equipment which has positively affected the volume of credit card purchases of gasoline.

REMODELING OF STORES. Over the past five years, the Company has implemented a major program to remodel and update its stores throughout the country. By the end of 1997, the company had completed the major remodel of virtually its entire store base and, although some stores had additional major remodels during the year, the focus was on completing approximately 3,900 counter modifications to accommodate the new point-of-sale ("POS") equipment that is part of the Company's proprietary new retail information system. Approximately 2,000 stores also received new shelving, pastry and novelty cases that are more user friendly, in addition to changing the store layouts to be more attractive and inviting and provide greatly enhanced display of new or featured items. In addition, during 1998, the Company anticipates that the remainder of the stores will receive counter modifications to accommodate the new POS equipment. Stores will continue to be tested for possible additional layout and fixture changes.

MERCHANDISING. Each store's merchandise includes a selection of core items as well as optional items selected by the individual store operators to meet their customers' local needs and preferences. The store operators are expected to know what will sell best in their respective stores and attractively display the items with the highest potential so that they are easy for customers to find. During 1997, the Company continued to focus on precise ordering techniques, and on remaining in-stock on high-demand items, as well as on the introduction of high potential new items, on a weekly basis. Merchandising has focused on creating and/or identifying items that are new to the market, or new to convenience stores, in order to encourage customers to shop in 7-ELEVEN stores more frequently and has implemented a strategy of communicating to customers that by shopping at 7-ELEVEN they will find items that are "first, best or only" at 7-ELEVEN, adding interest and value to their shopping experience.

     The emphasis has been on maintaining a product mix with an expanded selection of higher quality fresh foods through the use of commissaries,
bakeries and combined distribution centers ("CDC's").   As of year end,
daily deliveries of freshly made sandwiches and bakery products were available to over 2,800 stores. New item introduction continues to be a key marketing strategy for the Company in 1998, with focus on both food and non-food items, in categories that offer meaningful potential for sales growth. The Company has refocused on categories that have traditionally accounted for a large portion of convenience store sales. The Company is continuing to experiment with other merchandising innovations to encourage existing customers to increase their shopping frequency and to enhance the stores' appeal to new customers. There has also been an increased focus on novelty, seasonal and gift items to spur impulse buying, especially around various holidays or special sporting events.

     The Company has been committed over the past several years to an everyday-fair-price strategy, while also using appropriate price promotions to encourage shoppers to purchase additional impulse items. The Company has also continued to work with suppliers to find ways to lower costs to the Company, so that savings can be reflected in the price to the customer.

     During 1997, the Company continued to emphasize order forecasting with a focus on avoiding lost sales opportunities caused by out-of-stock conditions. Increased awareness of store level selling techniques was encouraged, and individual store managers were given more latitude in determining how they would highlight, feature and sell new products to customers. This approach has energized the stores as they refocus on being merchants of the products they carry.

NEW PRODUCTS
FRESH FOODS AND FOOD PRODUCTS. During 1997, the Company continued its initiative to introduce more fresh food products of a higher quality into the stores, utilizing daily deliveries from local commissaries and bakeries, operated by companies with expertise in foodservice. These companies prepare food to 7-ELEVEN specifications exclusively for the stores and have the product delivered in the exact quantities ordered by the stores through the CDC program (see "Distribution, Fresh Products," below).

     By the end of 1997, there were eight DELI CENTRAL commissary facilities and eight WORLD OVENS bakeries providing fresh-made foods to over 2,800 stores. By year-end, commissaries were located in Dallas, Denver, San Jose, New Jersey, Long Island, Orlando, Chicago and Virginia. Six commissary facilities operate in Canada, providing fresh foods (sandwiches, salads, desserts) to stores in Canada, seven (7) days a week. Bakeries preparing WORLD OVENS products now operate in Dallas, San Jose, Baltimore, Denver, Orlando, Chicago, Long Island and Virginia.

     In 1997, the Company successfully introduced a new line of burger products which are freshly cooked on the in-store grill and served on a hot dog bun: the BURGER BIG BITE, the burger that rolls, the 1/4 lb. Bacon Cheese BURGER BIG BITE and the "Ham and Cheese Bite" which contains Oscar Mayer ham with Kraft cheese inside. These are proprietary products that compete with the products available at other quick-serve restaurants, but are more convenient to eat because of their shape.

     During 1997 the company reorganized and enhanced its approach to fresh food menu planning initiatives by creating a new Fresh Food Development Team. The team includes representatives from 7-ELEVEN's commissary suppliers, as well as members of the 7-ELEVEN Merchandising Department. In addition, a food consultant, and a team of professional chefs with development expertise, assist the team. These outside food experts along with the Company's merchandising staff, who know the 7-ELEVEN business system, have developed a number of new products that are unique, high quality foods that 7-ELEVEN customers want. Through the use of commissaries and the suppliers, many new programs and products were tested and introduced in selected markets around the country. Tests have included fresh-made,

SUPER BIG SUB sandwiches, wrap sandwiches and a new line of breakfast sandwiches.

     During 1997, the Company continued to expand its corporate brand QUALITY CLASSIC SELECTION spring water and sparkling water, adding two flavors of one-liter bottles during the year. In the soft drink category there were introductions of three mixers for the holidays as well as two new one-liter flavors which will be carried year-round. In the tea category, there was a new flavor, Brrr! tea, introduced in the east which will be expanded to the west early in 1998. In addition, the QUALITY CLASSIC SELECTION sparkling water line-up will be expanded to include six flavors in 20-ounce bottles. In addition, the Company continues to adjust the product selection of its juices, drinks, waters and isotonics, to meet seasonal and demographic demands. The Company has also focused on adding to its offering of higher quality wine, which proved very popular during the November and December holiday periods.

     In the hot beverage area, as a complement to promoting its ever-popular 7-ELEVEN coffee, the Company continued to emphasize its own proprietary regular and decaffeinated CAFE SELECT line of gourmet-flavored coffees, hot chocolates and cappuccinos, introducing the Vermont Maple Nut, Banana Nut Creme and English Toffee Cappuccino and redesigned the coffee cup graphics for a more appealing, upscale look. Approximately 95% of 7-ELEVEN stores offer the new hot chocolate and cappuccino products. In addition, the Company also added Frappuccino, a bottled cold coffee drink to its line of beverages.

     The snack category experienced growth in 1997 as a result of a merchandising strategy focused on providing customers with a wide variety of choices which are changed throughout the year to meet seasonal demands. Nutritional bars like "Power Bars", "Met-Rx" and "Balance" performed well during the spring and summer, while larger sizes of holiday cookies, snack mixes and nuts lifted fourth quarter sales. The CDC distribution method benefited this category by allowing stores access to locally popular snack items which could not be made available through direct distribution, and by providing daily delivery to areas where the number of stores or sales volume did not justify the manufacturer's direct distribution. Some of the locally popular brands that can now be included, and which complement 7-ELEVEN's traditional mix, are "Snyder's of Hanover" pretzels, "On the Border" chips and hot sauce, Granny Goose chips, Utz chips and Calbee snacks. Through the use of the CDC's, the formerly regional snack foods company, Snyder's of Hanover, has been turned into one having national acceptance.

     With the addition of over 2,000 new two-sided novelty cases during 1997, coupled with strong new item introductions, the frozen treats category reversed its many years of sales and profit decline. A couple of new "first, best and only" items which helped differentiate 7-ELEVEN from its competitors included the Tropicana Orange Juice and Orange Cream Bars and the Mrs. Fields Cookie and Ice Cream Sandwich.

     During 1997, the Company was very successful in continuing to build and promote its SLURPEE brand. The Company implemented a national summer sweepstakes "BRAINFREEZE '97" that included an employee execution incentive, special print cups, and chances for customers to win trips. The Company also expanded use of the 44 oz. Super SLURPEE cup nationally and introduced the "BRAINFREEZE Straw", a special straw sold to enhance the SLURPEE brand, available only at 7-ELEVEN. SLURPEE flavor offerings were refined, improved and narrowed to make the variety more manageable at the store level.

NON-FOOD ITEMS. The Company has continued to aggressively market its prepaid long distance phone cards, adding a new line of prepaid long distance cards targeted at key international regions like Mexico/Latin America, Japan/Asia Pacific and Canada/Europe. In addition, the Company also entered the prepaid cellular business with a successful test of the Southwestern Bell "Start Talkin" prepaid cellular program in Dallas-Fort Worth and plans to expand prepaid cellular to most markets by the end of 1998.

     By year-end there were approximately 4,500 ATMs in 7-ELEVEN stores around the U.S. constituting the largest ATM network of any retailer. In addition, the Company is also delivering stamps through the ATMs in roughly 2,500 stores. In Canada, an agreement with the Canadian Imperial Bank of Commerce (CIBC) resulted in ATM's being installed in all stores that did not have them, with a total of 463 Canadian stores having ATM's at year-end. In addition, stores that had machines representing other banks were converted to CIBC machines resulting in one universal ATM offering in 7-ELEVENs across Canada. Unique promotional programs have been introduced as a result.

     7-ELEVEN also added pagers and paging service to its product mix. Following success in several test markets during 1997, 7-ELEVEN recently expanded the sale of pagers at its stores nationwide.

     The Company is one of the nation's leading retailers of money orders. In 1997, face value sales exceeded $3 billion, an increase of 19.8% over 1996. This increase can be attributed to the change to a $500 maximum versus a $300 maximum previously. This change attracted additional customers whose money order needs were not met by the lower limitations.

     The Company continued to focus on adding new and popular seasonal merchandise, including its line of sunglasses with the sophisticated look of certain very expensive brands - but at extremely reasonable prices. The 7-ELEVEN collectible truck model, made available during the holiday season, was introduced in 1995 and continued to be a good seller in 1997. A new plastic car carrier, which holds a Citgo race car, was introduced in 1997. Together, over 34,000 of these collectible toys were sold in 1997.

     The Company began a national premium cigar program to deliver imported hand-rolled cigars from the Dominican Republic, Honduras and Mexico to approximately 3,000 stores. In addition, the Company provided high-quality cherry wood humidor counter displays for premium cigars in those stores. In 1997, the Company also expanded its selection of tobacco accessory items that are enjoying sales growth mostly due to the continual growth of cigar sales. This is particularly true of lighters and 7-ELEVEN has now added a "Lighter of the Month" and "Cigar of the Month" feature item.

     Aggressive merchandising of seasonally high demand items, such as film and batteries, attractively displayed on a high visibility fixture, has captured impulse sales, resulting in a marked sales increase in these products.

     The Company's holiday merchandising strategy put a major focus on the key holidays, starting with Halloween, in the fourth quarter. Special merchandise and displays were provided for the stores. Novelty merchandise was featured, as were "holiday staples" such as key seasonal baking ingredients (pumpkin, yams, whipped topping) and non-food items such as baking pans, film, batteries and holiday paper products. These new additions, coupled with the focus on avoiding out-of-stock conditions during the holidays, contributed in a meaningful way to the stores' improvements during the last four months of the year.

GASOLINE. In 1997, the Company sold over 1.4 billion gallons of gasoline at retail at approximately 2,020 7-ELEVEN stores and other Southland self-serve outlets. The Company monitors gasoline sales to maintain a steady supply of petroleum products to the Company's stores, to determine competitive retail pricing, to provide the appropriate product mix at each location and to manage inventory levels, based on market conditions. During 1997, the Company continued its program to upgrade the gasoline pump area of the stores, by adding canopies and new equipment. Approximately 1,100 stores are now equipped to accept credit cards for the purchase of gasoline at the pump, which makes gasoline shopping at 7-ELEVEN stores even more convenient for the credit customer. During 1997, the Company opened 39 net additional gasoline locations (28 in Canada; 11 in the U.S.). Almost all of the Company's stores that sell gasoline offer CITGO-branded gasoline.

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

DISTRIBUTION
FRESH PRODUCTS. By the end of 1997, over 2,800 stores in Texas, Long Island, New Jersey, Philadelphia, Denver, Tampa, Orlando, Maryland, Virginia, the District of Columbia, northern California, Wisconsin, Indiana, Southern Florida (Miami, Ft. Lauderdale, Vero Beach), the Bronx and Queens were receiving daily deliveries from thirteen CDCs, bringing 7-ELEVEN the freshest dairy products, produce, packaged bread and baked goods, sandwiches and non-food items, such as ethnic products, fresh-cut flowers, pre-paid phone cards, paperback books and magazines. Because of the CDC's, 7-ELEVEN stores are now able to receive magazines more frequently, and earlier than had been possible through traditional sources.

     The Company is now developing business models for the remaining 7-ELEVEN markets for utilizing the daily delivery concept in order to best meet the needs of franchisees, store operators and customers in those areas. In markets that do not have a CDC there are cross dock facilities provided either by existing CDC operators or by suppliers who are committed to the program. Utilization of the CDC, or a cross dock facility, results in efficient delivery of pre-picked products for individual stores. Products are delivered to the CDC or cross dock by the product's manufacturers, where the products of multiple vendors are sorted and combined into custom orders for the particular store. The specific order is delivered by only one truck, but deliveries can be made as frequently as necessary to meet the specific needs of each respective store. This enables the stores to receive daily shipments of products where freshness is paramount and avoids the inconvenience of multiple daily deliveries to the stores by several vendors.

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

WAREHOUSE PRODUCTS. The Company continued to utilize the distribution services of McLane Company, Inc. ("McLane"), pursuant to a ten-year contract entered into in 1992, for delivery of warehouse products to all of the Company's corporate stores and those franchise stores that utilize McLane for distribution services. McLane serves Southland using two former Southland distribution centers and eight additional distribution centers throughout the country. In 1997, the Company and McLane worked to achieve three objectives: (i) meet immediate store needs, (ii) make more frequent deliveries and (iii) shorten the time from order placement to fulfillment.

FRANCHISEES. Franchisees are required to carry merchandise of a type, quality, quantity and variety consistent with the 7-ELEVEN image, as well as certain proprietary products. Except for the proprietary items and selected other products, franchisees are not required to purchase merchandise from vendors the Company recommends. Except for consigned gasoline, franchisees are not required to sell merchandise at prices suggested by the Company.

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

PRODUCT CATEGORIES. The Company does not record sales on the basis of product categories. However, based upon the total dollar volume of store purchases, management estimates that the percentages of its 7-ELEVEN convenience store sales in the United States by principal product categories for the last three years were as follows:

YEARS ENDED DECEMBER 31

                Product Categories                1997    1996     1995
                                                  ----    ----     ----
                Gasoline                          25.7%   26.0%   24.9%
                Beverages                         17.2    16.7    17.3
                Tobacco Products                  16.7    16.5    16.6
                Beer/Wine                          8.8     9.1     9.0
                Candy/Snacks                       7.3     7.3     7.4
                Non-Foods                          5.6     5.6     5.8
                Food Services                      4.4     4.3     4.4
                Dairy Products                     4.2     4.3     4.4
                Other                              3.6     3.7     3.7
                Baked Goods                        3.3     3.3     3.4
                Customer Services                  3.2     3.2     3.1
                                                 -----   -----    -----
                      Total                      100.0%  100.0%   100.0%
                                                 ======  ======   ======

LOCAL REGULATIONS
     In certain areas where stores are located, state or local laws limit the hours of operation or sale of certain products, most significantly alcoholic beverages, tobacco products, possible inhalants and lottery tickets. State and local regulatory agencies have the authority to approve, revoke, suspend or deny applications for and renewals of permits and licenses relating to the sale of these products or to seek other remedies. In most states, such agencies have discretion to determine if a licensee is qualified to be licensed, and denials may be based on past noncompliance with applicable statutes and regulations as well as on the involvement of the licensee in criminal proceedings or activities which in such agencies' discretion are determined to adversely reflect on the licensee's qualifications. Such regulation is subject to legislative and administrative change from time to time.

     A new federal regulation went into effect, as of February 28, 1997, requiring retailers to have new procedures in place to determine the age of persons wanting to purchase tobacco products. The Company has diligently worked to prepare sales associates and franchisees to be certain that each store will be in compliance with the new requirements. This type of age-sensitive statutory compliance program is similar to the Company's very successful COME OF AGE program, which the Company has used since 1984 to train store personnel and franchisees about the laws relating to the proper handling and sale of age-restricted products, particularly alcoholic beverages and tobacco. The Company has developed training materials for every level of its 7-ELEVEN business with greatest emphasis placed on store level personnel, franchisees and field management. All of the training developed for the corporate-operated and franchise stores in the U.S. is being shared with the Company's domestic licensees.

     Automated age-verification equipment is now installed in over 1,100 California 7-ELEVEN stores to assist sales associates in verifying the age of customers purchasing age-restricted products. The equipment enables sales associates to swipe California drivers' licenses and receive a message on display telling them to allow or deny the sale. The Company has also expanded other neighborhood and community cooperative programs, such as working with local police offices through programs like OPERATION CHILL, designed for law enforcement officers to reward young people's positive behavior with free SLURPEE coupons, the "We Card" program, the installation of Police Community Network Centers in some stores and other similar efforts.

FRANCHISES
     At December 31, 1997, 2,868 7-ELEVEN stores were operated by independent franchisees under the Company's franchise program for individual 7-ELEVEN stores. Sales by stores operated by franchisees (which are included in the Company's net sales) were approximately $2,880,148,000 for the year ended December 31, 1997.

     In its franchise program for individual 7-ELEVEN stores, the Company selects qualified applicants and trains the individuals who will participate personally in operating the store. The franchisee pays the Company an initial fee, which varies by store, and is generally calculated based upon gross profit experience for the store or market area, to cover certain costs including: training, an allowance for lodging for the trainees, and other costs relating to the franchising of the store, and may provide a profit. Under the standard form of franchise agreement, the Company leases or subleases, to the franchisee, a ready-to-operate 7-ELEVEN store that has been fully equipped and stocked. The Company bears the costs of acquiring the land, building and equipment, as well as most utility costs and property taxes.

     Under the standard franchise arrangement, which typically has an initial term of 10 years, the franchisee pays for all business licenses and permits, as well as all in-store selling expenses, including: payroll; inventory and cash variations; supplies; inventory, payroll and other business taxes; certain repairs and maintenance; and other controllable in-store expenses, and is required to invest an amount equal to the cost of the store's inventory and cash register fund. The Company finances a portion of the cost of business licenses and permits and of the investment in inventory, as well as the ongoing operating expenses and purchases of inventory. In certain circumstances, up to 100% of the full franchise fee will be financed for qualified applicants and other special financing and assistance programs may be available.

     Under the standard franchise agreements currently in effect, the Company receives a share in the gross profit of the store (ranging from 50% to 58%, depending on the hours of store operation, adjusted if necessary to assure the franchisee a specified gross income before selling expenses), based on all sales of merchandise and services, except those on which the Company pays the franchisee a commission (such as consigned gasoline). The Company's share of gross profit, called the "7-ELEVEN Charge," is its continuing royalty charge to the franchisee for the license to use the 7-ELEVEN operating system and trademarks, for the lease and use of the store premises and equipment and for continuing services provided by the Company. These services can include merchandising, advertising, record keeping, store audits, contractual indemnification, business counseling services and preparation of financial summaries. Other optional services may be available from or through the Company for additional fees. During 1997, the Company continued its use of a franchise agreement that provided a variable structure for calculating the 7-ELEVEN Charge in certain areas of the country.

     The Company's training program for new franchisees now consists of up to seven weeks of intensified instruction in the new strategies that are being implemented by the Company, although the number of weeks is being reduced.

     The Company continues to encourage existing successful franchisees to franchise multiple locations. This provides growth opportunities for current franchisees within the 7-ELEVEN system by encouraging them to pursue additional stores and may result in increased income for the franchisee, partly by creating opportunities for lower per unit operating expenses for the franchisee and the Company.

     Under Southland's standard franchise agreement, the franchise may be terminated by the franchisee at any time or by the Company only for the causes, and upon the notices, as specified in the franchise agreement and as provided by applicable law. In the event of expiration or termination of the franchise, the Company has the right to (i) acquire the franchisee's interest in inventory of a type, quantity, quality and variety consistent with the 7-ELEVEN image and the other tangible assets in the franchise business; and, (ii) take possession of the real property on which the store is located and, in such event, the franchisee has no continuing lease obligations. Certain franchisees have contractual rights to sign new franchise agreements upon expiration of their existing agreements, so long as they meet certain specified conditions, and may be able to assign their existing agreement to a new franchisee.

     Many states in which the Company franchises individual 7-ELEVEN stores have enacted legislation governing the offer, sale, termination and/or renewal of franchises, and the Federal Trade Commission has a trade regulation rule regarding required disclosures to prospective franchisees.

AREA LICENSES
     As of December 31, 1997, the Company had granted domestic area licenses to seven companies which were operating 472 convenience stores using the 7-ELEVEN system and name in certain areas of Alaska, Hawaii, Indiana (using the name SUPER-7 in Indianapolis), Kentucky, Michigan, New Mexico, Ohio, Oklahoma, Pennsylvania, Texas, Utah and West Virginia. Although parts of Nevada and Virginia are also covered by area licenses, there are no stores currently operated under the area licenses in those states. Forty-seven stores in Hawaii are operated under an area license agreement with Seven-Eleven (Hawaii), Inc. (a subsidiary of Seven-Eleven Japan).

     As of the end of 1997, foreign area license agreements covered the operation of 7,192 7-ELEVEN stores in Japan, 1,589 in Taiwan, 901 in Thailand, 334 in Hong Kong, 165 in South Korea, 161 in Australia, 141 in Malaysia, 134 in the Philippines, 84 in Singapore, 57 in the United Kingdom, 44 in Sweden, 44 in China, 43 in Norway, 30 in Denmark, 21 in Spain, 13 in Brazil, 12 in Puerto Rico, 9 in Turkey and 8 in Guam. In connection with the granting of area licenses in Brazil, the Philippines and Puerto Rico, the Company acquired an equity interest in those area licensees.

     Stores operating under area licenses are not included in the number of Company operating units, and their sales are not included in the Company's revenue. Revenues from initial fees paid for area licenses and continuing royalties based on the sales volume of the stores are included in Other Income.

INTERNATIONAL AFFILIATES
     The Company also has an equity interest in 222 convenience stores in Mexico operated by 7-ELEVEN Mexico. There are five additional stores in Mexico operated under a sublicense. These stores feature merchandise and services essentially the same as 7-ELEVEN stores in the U.S. Sales from the stores in Mexico are not included in Southland's revenues, but Southland's equity in their operating results is included in Other Income and has not been material.

HIGH'S DAIRY STORES
     As of December 31, 1997, the Company operated 2 HIGH'S Dairy Stores located in Virginia, which are similar in size and location to 7-ELEVEN stores and feature a product mix that emphasizes a variety of dairy products.

QUIK MART AND SUPER-7 GASOLINE UNITS
     At December 31, 1997, 17 Quik Mart and SUPER-7 gasoline units were in operation in seven states. A typical Quik Mart is a high-volume gasoline outlet combined with a mini-convenience store ranging in size from 300 to 1,600 square feet of sales space stocked primarily with snack food, candy, cold drinks and oter immediately consumable items, while a SUPER-7 gasoline unit is a high-volume, multi-pump, self-service gasoline-dispensing operation. The Company plans to either close or convert these units to 7-ELEVEN stores over the next few years.

CORPORATE OFFICE
     The Company's headquarters are located in "Cityplace Center East," its 42-story office tower located on the east side of Dallas' Central Expressway north of Dallas' central business district. The Company currently occupies approximately 520,000 square feet, about 39% of Cityplace Center East. The building is now virtually completely leased or reserved for expansion under current leases.

OTHER INFORMATION ABOUT THE COMPANY

CREDIT AGREEMENT AND DEBT COVENANTS
     In February, 1997, the Company refinanced all of its remaining debt under the Prior Credit Agreement (originally entered into in 1987, which had been restated and amended several times), with a new Credit Agreement (the "Credit Agreement"). The bank group, led by Citibank, N.A., as Administrative Agent, and The Sakura Bank, Limited, New York Branch, as Co-Agent, is comprised of six Japanese banks, three American banks and one Canadian bank. The Credit Agreement, which is unsecured and will mature at the beginning of 2002, provides for a $225 million amortizing term loan and a $400 million revolving credit facility with a $150 million letter of credit sublimit within the revolving credit facility. The term loan has scheduled quarterly repayments of $14.1 million, commencing March 31, 1998. The term loans and any revolver borrowings carry a floating interest rate of either the Citibank, N.A. base rate or a reserve-adjusted Eurodollar rate plus .225% for drawn amounts. Letter of credit fees are to be paid quarterly at .325% per year on the outstanding amount. In addition, a facility fee of .15% per year is payable quarterly on the aggregate amount of the Credit Agreement facility.

     The Company's Credit Agreement contains a number of financial and operating covenants requiring, among other things, the maintenance of certain financial ratios, including interest and rent coverage, fixed-charge coverage, and senior indebtedness to EBITDA (defined in the Credit Agreement as earnings before interest, income taxes, depreciation and amortization, with adjustments for certain extraordinary and unusual gains and losses).
The covenant levels established by the Credit Agreement generally require a continuing improvement in the Company's financial condition. The Credit Agreement also contains various covenants which, among other things, (a) limit the Company's ability to incur or guarantee indebtedness or other liabilities other than under the Credit Agreement, (b) restrict the Company's ability to engage in asset sales and sale/leaseback transactions, (c) restrict the types of investments the Company can make and (d) restrict the Company's ability to pay cash dividends, redeem or prepay principal and interest on any subordinated debt and certain senior debt. These covenants contain exceptions that are customary in credit agreements associated with financings of companies having creditworthiness similar to Southland's, as well as exceptions consistent with the specific nature of the business and financial operations of the Company. As in the Prior Credit Agreement, the new Credit Agreement requires that Ito-Yokado and Seven-Eleven Japan maintain fifty percent or more direct or indirect ownership of the Company.

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

     The Company's outstanding 4.5% Convertible Quarterly Income Debt Securities due 2010 (the "1995 QUIDS"), which were issued in November, 1995, to Ito-Yokado and Seven-Eleven Japan, are subordinated to all existing debt except the 1998 QUIDS (to which they are pari passu), convertible into the Company's Common Stock at a premium (as described below) and carry certain registration rights that require the Company to register the 1995 QUIDS (or Common Stock issued upon conversion) under the Securities Act of 1933. The holders may elect to convert the 1995 QUIDS in denominations of $1,000 principal amount or integral multiples thereof, into shares of the Company's Common Stock. The number of shares obtained is determined by dividing the principal amount of the 1995 QUIDS being converted by $4.16 which represents an average of Southland's share price at the time the 1995 QUIDS were issued, plus a premium. The $300 million 1995 QUIDS are convertible into approximately 72 million shares of the Company's Common Stock. (See "Financing Matters," above, for a description of the 1998 QUIDS.)

RESEARCH AND DEVELOPMENT
     The Company did not incur any significant expenses for product testing or traditional research and development activities in 1997. During 1997, the Company's Planning Department conducted certain market research studies, which include concept tests, consumer preference tests, and tracking of changes in image and store usage patterns. In addition, the Company's test kitchen spent approximately $135,000 for new product development and taste testings and to test equipment used for cooking and displaying food products, which includes quality assurance testing.

RETAIL INFORMATION SYSTEM
     In 1994, the Company began development of its own proprietary retail information system, which is being implemented in phases, over a multi-year period. The system is designed to build efficiencies into ordering, distribution and merchandising processes and to provide timely and accurate store information on an item-by-item basis. The system is designed to provide information about every important aspect of the store's operation and to facilitate inventory tracking. Implementation of the first phase began in 1994 and was completed in early 1996. It automated basic in-store accounting processes. The Pre-POS system, which provided new cash registers in 336 stores, was implemented in the fourth quarter of 1996. The second phase, now under way, consists of an ordering and distribution system and retail scanning. This system will provide a sophisticated ordering system linking stores to vendors with full POS scanning capability including new registers for all stores. Development and testing of this phase was completed in 1997 and equipment was installed in initial pilot test stores. An expanded pilot test of the system will continue through the first quarter of 1998. Rollout of the system will begin in the second quarter of 1998 and is expected to provide the foundation for future phases.

TRADEMARKS
     The Company's 7-ELEVEN trademark has been registered since 1961 and is well known throughout the United States and in many other parts of the world. Other trademarks and service marks owned by the Company include SUPER-7, SLURPEE, BIG GULP, BIG BITE, DELI CENTRAL, WORLD OVENS and QUALITY CLASSIC SELECTION, as well as many additional trade names, marks and slogans relating to other individual types of food, beverage and other items. Several new marks were introduced during the year including 1/4 lb. BURGER BIG BITE which is the new hamburger product shaped like a hot dog and prepared on the store's roller grill, and SUPER BIG SUB which refers to the submarine sandwich introduced in the stores nationwide.

ADVERTISING
     In 1997, the Company continued its successful tie-ins with the National Hockey League ("NHL"), Major League Baseball, NFL and NBA. The Company was an official sponsor of the NHL All-Star game, FOX TV's Major League Baseball including the All-Star Game and NFL football games. Television advertising highlighted the 7-ELEVEN NHL coffee mug, NBA phone cards and Major League Baseball phone cards. 7-ELEVEN coffee was a sponsor of the NFL, with advertisements featuring the NFL coffee mugs and the availability of other foods and beverages at 7-ELEVEN. In addition, by phoning in to the 7-ELEVEN polling site for the Major League Baseball All-Star game, 7-ELEVEN customers had an opportunity to win a trip to the game in Cleveland through a sweepstakes sponsored by Budweiser. In addition, the Company sponsored the "NHL Breakout '97" off-ice hockey tour that visited twenty different North American cities.

     Other advertising highlighted the new SUPER BIG SUB sandwich and featured the Anheuser Busch freshness character "Gus," who traded jokes with the 7-ELEVEN sales associate "Russ" as to whether the beer or the sandwich was the freshest.

     During the year, radio advertising was used to highlight specific products such as fountain soft drinks, 7-ELEVEN PHONE CARDS, SLURPEE drinks, coffee and gasoline, as well as to promote new food products including the BURGER
BIG BITE and 1/4 lb. Bacon CheeseBURGER BIG BITE and other food item introductions in CDC markets.

     During the month of July, the Company celebrated Southland's 70th anniversary by offering birthday cards to our customers in many stores. The birthday cards included four coupons for free items such as a free SLURPEE, a free WORLD OVENS donut and a free BIG BITE hot dog. Most stores also offered a 7 cent SLURPEE on 7-11-97. This event and coupon giveaway was supported by radio advertising.

     Southland introduced the "Cool, New Stuff" theme in August and September and began to highlight new items that were exclusive to 7-ELEVEN with expanded in-store point-of-purchase. This was supported by radio advertising.

     The Company produced seasonal point of purchase materials and radio advertising to support our December specific promotional items which included Candy Cane flavor SLURPEE.

     During 1997, the Company promoted the 22 oz. SLURPEE and 44 oz. BIG GULP cups with a "phone home for free". Each cup had a free five minute phone card on the cup in a peel off label that gave the customer five free minutes of MCI prepaid long distance. A special "phone Santa" phone card allowed kids to call Santa and leave a message that parents could then call in and listen to.

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

     Although 7-ELEVEN is the most widely recognized name in the convenience retailing industry, the Company's convenience retailing operations represent only a very small percentage of the highly competitive food retailing industry. Independent industry sources estimate that in the United States annual sales in 1996 (the most recent data available) for the convenience store industry were approximately $151.9 billion (including $81.2 billion of gasoline) and that over 94,200 store units were in operation. The industry traditionally has narrow net profit margins. In addition, the Company's stores compete with a number of national, regional, local and independent retailers, including grocery and supermarket chains, grocery wholesalers and buying clubs, other convenience store chains, oil company gasoline/mini-convenience "g-stores," independent food stores, and fast food chains as well as variety, drug and candy stores. In sales of gasoline, the Company's stores compete with other food stores and service stations and generate only a very small percentage of the gasoline sales in the United States. Each store's ability to compete is dependent on its location, accessibility and individual service. Growing competitive pressures from new participants in the convenience retailing industry and the rapid growth in numbers of convenience-type stores opened by oil companies over the past few years have intensified competitive pressures for the Company.

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

EMPLOYEES
     At December 31, 1997, the Company had 30,323 employees, of whom approximately 31 percent were considered to be either temporary or part-time employees. None of the Company's employees were subject to collective bargaining agreements at year-end. The Company has in the past been able to satisfy substantially all of its requirements for managerial personnel above the field consultant level from within its organization. The Company's store managers and supervisory staff personnel are compensated, in addition to their base salary, on some form of incentive basis.

ENVIRONMENTAL MATTERS

GENERAL
     The operations of the Company are subject to various federal, state and local laws and regulations relating to the environment. Certain of the more significant federal laws are described below. The implementation of these laws by the United States Environmental Protection Agency ("EPA") and the states will continue to affect the Company's operations by imposing increased operating and maintenance costs and capital expenditures required for compliance. Additionally, the procedural provisions of these laws can result in increased lead times and costs for new facilities.

     The Resource Conservation and Recovery Act of 1976, as amended, affects the Company through its substantial reporting, record keeping and waste management requirements. In addition, standards for underground fuel storage tanks and associated equipment may increase operating expenses and the costs of marketing petroleum products. In response to this legislation, and various state and local regulations, the Company established a comprehensive program to manage underground storage tanks and associated equipment that established procedures for tank testing, repair and corrective action.

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

     The Clean Air Act, as amended, and similar regulations at the state and local levels, impose significant responsibilities on the Company through certain requirements pertaining to vapor recovery, sales of reformulated gasoline and related record keeping.

     Violation of any federal environmental statutes or regulations or orders issued thereunder, as well as relevant state and local laws and regulations, could result in civil or criminal enforcement actions.

CURRENT ENVIRONMENTAL PROJECTS AND PROCEEDINGS
     As previously reported, in December, 1988, the Company closed its chemical manufacturing facility in New Jersey. As a result, the Company is required to conduct environmental remediation at the facility and has submitted a clean-up plan to the New Jersey Department of Environmental Protection (the "State"), which provides for remediation of the site for approximately a three-to-five-year period, as well as continued groundwater treatment for a projected 15-year period. The projected 15-year clean-up period represents a reduction from the previously reported 20-year period and is a result of revised estimates as determined by an independent environmental management company in the first quarter of 1997. These revised estimates, which generally resulted from the conditional approval of the complete the project and resulted in decreasing the liability and the related receivable balance by $16.3 million and $9.7 million, respectively. While conditional approval was received on its clean-up plan, the Company must supply additional information to the State before the plan can be finalized. The Company has recorded undiscounted liabilities representing its best estimates of the clean-up costs of $10.4 million at December 31, 1997. In 1991, the Company and the former owner of the facility executed a final settlement pursuant to which the former owner agreed to pay a substantial portion of the clean-up costs. Based on the terms of the settlement agreement and the financial resources of the former owner, the Company has recorded a receivable of $6.1 million at December 31, 1997.

     Additionally, the Company accrues for the anticipated future costs and the related probable state reimbursement amounts for remediation activities at its existing and previously operated gasoline sites where releases of regulated substances have been detected. At December 31, 1997, the Company's estimated undiscounted liability for these sites was $40.9 million. This estimate is based on the Company's prior experience with gasoline sites and its consideration of such factors as the age of the tanks, location of tank sites and experience with contractors who perform environmental assessment and remediation work. The Company anticipates that substantially all of the future remediation costs for detected releases at these sites as of December 31, 1997, will be incurred within the next five years.

     Under state reimbursement programs, the Company is eligible to receive reimbursement for a portion of future remediation costs, as well as a portion of remediation costs previously paid. Accordingly, at December 31, 1997, the Company has recorded a net receivable of $44.8 million for the estimated probable state reimbursements. In assessing the probability of state reimbursements, the Company takes into consideration each state's fund balance, revenue sources, existing claim backlog, status of clean-up activity and claim ranking systems. As a result of these assessments, the recorded receivable amount is net of an allowance of $9.7 million. While there is no assurance of the timing of the receipt of state reimbursement funds, based on its experience, the Company expects to receive the majority of state reimbursement funds, except from California, within one to three years after payment of eligible remediation expenses, assuming that the state administrative procedures for processing such reimbursements have been fully developed. The Company estimates that it may take one to seven years to receive reimbursement funds from California. Therefore, the portion of the recorded receivable amounts that relate to sites where remediation activities have been conducted have been discounted at 5.7% to reflect their present value. Thus, the recorded receivable amount is also net of a discount of $6.0 million.

     The estimated future assessment and remediation expenditures and related state reimbursement amounts could change within the near future as governmental requirements and state reimbursement programs continue to be implemented or revised.

     As of December 31, 1997, the Company had approximately 2,020 operating retail outlets involved in the sale of gasoline and other motor fuels. In the ordinary course of business, the Company incurs ongoing costs to comply with federal, state and local environmental laws and regulations primarily relating to underground storage tank ("UST") systems. The Company has established a comprehensive program to manage USTs and associated equipment and to ensure compliance with applicable laws.

     In general, the Company's capital expenditures for environmental matters will continue to be affected by federal, state and local environmental laws and regulations. It is possible that future environmental requirements may be more stringent than current requirements, thereby requiring additional expenditures. As described below, the Company also anticipates future maintenance expenditures in connection with environmental requirements relating to continuing upkeep of USTs at store locations.

CAPITAL EXPENDITURES - GASOLINE EQUIPMENT
     The Company incurs ongoing costs to comply with federal, state and local environmental laws and regulations primarily relating to underground storage tank ("UST") systems. The Company anticipates it will spend approximately $10 million in 1998 on capital improvements required to comply with environmental regulations relating to USTs, as well as above-ground vapor recovery equipment at store locations, and approximately an additional $25 million on such capital improvements from 1999 through 2001.

     See also "Legal Proceedings," below, at pages 27 through 31, for a discussion of other pending legal proceedings relating to environmental matters.


EXECUTIVE OFFICERS OF THE REGISTRANT

OFFICERS AS OF DECEMBER 31, 1997
     The names, ages, positions and offices with the registrant of all current executive officers, as well as the Chairman of the Board and the Vice Chairman of the Board, of the Company are shown in the following chart. The term of office of each executive officer is at the pleasure of the board of directors. The business experience of each such executive officer for at least the last five years, and the period during which he or she served in office, as well as the date each was employed by the Company, are reflected in the applicable footnotes to the chart. Mr. Ito and Mr. Suzuki as Chairman of the Board and Vice Chairman of the Board, respectively, are officers of the Board and are not administrative executive officers.



                              AGE AT
NAME                          3-01-98           POSITIONS AND OFFICES WITH REGISTRANT AT 12/31/97
----                          -------           -------------------------------------------------
Masatoshi Ito                 73                Chairman of the Board and Director (1)
Toshifumi Suzuki              65                Vice Chairman of the Board and Director (2)
Clark J. Matthews, II         61                President, Chief Executive Officer; Secretary and Director (3)
James W. Keyes                42                Executive Vice President and Chief Financial Officer and
                                                Director(5)
Stephen B. Krumholz           48                Executive Vice President and Chief Operating Officer and Director
                                                (resigned effective February 23, 1998) (4)
Rodney A. Brehm               50                Senior Vice President, Southwest Division (6)
Stephen B. LeRoy              45                Senior Vice President, International and Real Estate (7)
Bryan F. Smith, Jr.           45                Senior Vice President and General Counsel (8)




Masaaki Asakura               55                Vice President (9)
Robert E. Bailey              55                Vice President (retired effective March 1, 1998) (10)
Wendy W. Barth                41                Vice President, Sales and Marketing (11)
Terry L. Blocher              53                Vice President, Human Resources (12)
John S. Brune                 51                Vice President, Northwest Division (13)
Paul L. Bureau, Jr.           56                Vice President, Corporate Tax (14)
Frank Crivello                44                Vice President, Northeast Division (15)
Cynthia Davis                 43                Vice President, Central Division (16)
Krista Fuller                 43                Vice President, Construction and Maintenance (17)
Joseph Gomes                  58                Vice President, Logistics (18)
John Harris                   51                Vice President, Chesapeake Division (19)
Nathan D. Potts               59                Vice President, Foods Merchandising (20)
Sharon R. Powell              46                Vice President, Florida Division (21)
Gary R. Rose                  52                Vice President, Non-Foods Merchandising (22)
Jeffrey Schenck               47                Vice President, Greater Midwest Division (23)
Linda Svehlak                 52                Vice President, Information Systems (24)
Donald E. Thomas              39                Vice President and Controller (25)
David A. Urbel                56                Vice President and Treasurer (26)

-------------------

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

     (4) Director from April 23, 1997 to February 23, 1998; Executive Vice President and Chief Operating Officer from June 1993 to February 23, 1998; Senior Vice President, Operations, from August 1992 to June 1993; Senior Vice President, 7-ELEVEN Stores Operations, from 1990 to August 1992; employee of the Company since 1972.

     (5) Director since April 23, 1997; Executive Vice President and Chief Financial Officer since May 1, 1996; Senior Vice President, Finance, from June 1993 to April 1996; Vice President, Planning and Finance, from August 1992 to June 1993; Vice President, National Gasoline, from August 1991 to August 1992; employee of the Company since 1985.

     (6) Senior Vice President, Southwest Division since May 1, 1997; Senior Vice President, Distribution from May 1, 1996 to April 30, 1997; Senior Vice President, Distribution and Foodservice, from June 1993 to April 1996; Vice President, Merchandising, from February 1992 to June 1993; Vice President, Marketing, from 1990 to 1992; employee of the Company since 1972.

     (7) Senior Vice President, International and Real Estate since May 1, 1995; Vice President, International and Real Estate, from May 1994 to April 1995; Vice President Real Estate and Licensed Operations, from August 1992 to May 1994; Vice President, Atlantic Region, 7-ELEVEN Stores, from 1990 to 1992; employee of the Company since 1975.

     (8) Senior Vice President and General Counsel since May 1, 1995; Vice President and General Counsel from August 1992 to April 30, 1995; Assistant General Counsel from January 1990 to July 1992; Associate General Counsel from January 1987 to December 1989; employee of the Company since 1980.

     (9) Director of the Company since April 23, 1997; Vice President since May 1, 1997; General Manager and Overseas Liaison, Planning
Department, Seven-Eleven Japan Co., Ltd., from 1995 to 1997; Executive Vice President and General Manager, Seven-Eleven (Hawaii), Inc., from 1991 to 1994; employee of Seven-Eleven Japan Co., Ltd. since 1976.

     (10) Vice President since May, 1997; Vice President, Northwest Division from May 1, 1995 to April 30, 1997; Division Manager from November 1990 to April 1995; Regional Vice President from May 1986 to October 1990; employee of the Company since 1970.

     (11) Vice President, Sales and Marketing, since May 1, 1997; Product Director from May 1, 1993 to April 30, 1997; Group Product Manager from September 1989 to March 1992; employee of the Company since 1989.

     (12) Vice President, Human Resources since May 1, 1997; Vice President, Southwest Division from May 1, 1995 to April 30, 1997; Division Manager from February 1985 to April 1995; employee of the Company since 1971.

     (13) Vice President, Northwest Division since May 1, 1997; Division Manager from February 21, 1997 to April 30, 1997; Director of Operations from January, 1994 to February, 1997; Division Manager from September, 1992 to December, 1993; General Manager from November, 1990 to August, 1992; employee of the Company since 1974.

     (14) Vice President, Corporate Tax, since May 1993; Corporate Tax Manager from March 1983 to May 1993; Partner, Touche Ross & Co., from 1978 to 1983; employee of the Company since 1983.

     (15) Vice President, Northeast Division since May 1, 1996; Division Manager from October 1987 to April 1996; employee of the Company since 1981.

     (16) Vice President, Central Division since May 1, 1997; Division Manager Central Division from February 1997 to April 1997; Product Director from January 1995 to February 1997; Category Manager from November 1992 to January 1995; employee of the Company since 1978.

     (17) Vice President, Construction and Maintenance since July 30, 1997; Manager, Corporate Maintenance, from April 1, 1992 to July 29, 1997; Operations Division Manager from November 1990 to January 1992; Division Manager from October 1987 to October 1990; employee of the Company since 1981.

     (18) Vice President, Logistics since May 1, 1997; Vice President, Central Division, from May 1, 1996 to April 30, 1997; Division Manager from August 1993 to April 1996, Operations Manager from January 1992 to August 1993; Operations Division Manager from June 1989 to January 1992; employee of the Company since 1978.

     (19) Vice President, Chesapeake Division since May 1, 1997; Vice President, Florida Division from May 1, 1996 to April 30, 1997; Division Manager from October 1987 to April 1996; employee of the Company since 1979.

     (20) Vice President, Foods Merchandising, since May 1, 1997; Product Director from May 1, 1993 to April 30, 1997; General Manager from November 1990 to March 1992; Division Manager from October 1989 to October 1990; Regional Marketing Manager from February 1985 to September 1989; employee of the Company since 1971.

     (21) Vice President, Florida Division since May 1, 1997; Division Manager from April 11, 1997 to April 30, 1997; Division Logistics Manager from March 1997 to April 1997; Fresh Foods Area Operations from March 1995 to February 1997; Market Manager from December 1993 to February 1995; Director of Operations from September 1992 to November 1993; Operations Division Manager from April 1992 to August 1992; Market Manager from April 1989 to April 1992; employee of the Company since 1974.

     (22) Vice President, Non-Foods Merchandising since May 1, 1997; Vice President, Gasoline and Environmental Services from May 1, 1995 to April 30, 1997; National Gasoline Manager from January 1991 to April 1995; Manager, East/West Gasoline from November 1987 to January 1991; employee of the Company since 1968.

     (23) Vice President, Greater Midwest Division since May 1, 1996; Division Manager from October 1987 to April 1996; employee of the Company since 1976.

     (24) Vice President, Information Systems since May 1, 1997; Manager, MIS from May 29, 1992 to April 30, 1997; Systems Manager from December 1984 to May 1992; employee of the Company since 1970.

     (25) Vice President and Controller since May 1, 1997; Controller from August 1, 1995 to April 30, 1997; Assistant Controller from January 1993 to July 1995; employee of the Company since 1993. Financial Manager, The Trane Company, from April 1992 to December 1992. Senior Manager, Audit Department, Deloitte & Touche (formerly Touche Ross & Co.) from 1990 to 1992; employee from 1982 to 1992.

     (26) Vice President and Treasurer since May 1, 1997; Vice President, Planning and Treasurer from August, 1992 to April 30, 1997; Vice President since April 1992 and Treasurer since December 1987; Deputy Treasurer from 1984 to 1987; employee of the Company since 1970.


FORMER OFFICERS
     The names, ages, positions and offices formerly held with the registrant and the business experience for at least the five years preceding their departure from Southland of all persons who served as officers of the Company during 1997 but who no longer serve as such are shown below. Also shown for each such person is the period during which he or she served in his or her office, as reflected in the footnotes to the following chart.

                                                            AGE AT
                         NAME                             03-01-98
                         ------                           ---------
                         Kathleen Callahan-Guion (1)            46
                         Michael R. Cutter (2)                  46
                         Adrian O. Evans (3)                    61
                         James Notarnicola (4)                  46

     (1) Vice President, Chesapeake Division from May 1, 1995 to March 14, 1997; Division Manager from November 1, 1986 to April 30, 1995; employee of the Company from 1979 to 1997.

(2) Senior Vice President, Merchandising from May 1, 1996 to March 31, 1997; Vice President, Merchandising from May 1995 to April 1996; National Field Merchandising Manager from July 1994 to April 1995; Regional Merchandising Manager from January 1990 to July 1994; Division Merchandising Manager from July 1986 to December 1989; employee of the Company from 1975 to 1997.

     (3) Senior Vice President, Construction and Maintenance from May 1, 1996 to June 30, 1997; Vice President, Construction and Maintenance, from August 1992 to April 1996; Vice President, Stores Development, from January 1989 to August 1992; Vice President, Mid-America Region, 7-ELEVEN Stores, from 1987 to 1988; Vice President, Central Stores Region, from 1980 to 1987; Central Stores Regional Manager from 1978 to 1980; Division Manager, Canada, from 1976 to 1978; employee of the Company from 1962 to 1972 and from 1975 to 1997.

     (4) Vice President, Communications from May 1, 1995 to March 31, 1997; Manager, Advertising and Promotions from July 1992 to April 1995; National Sales Manager from November 1990 to July 1992; Regional Marketing Manager from August 1989 to October 1990; employee of the Company from 1978 to 1997.



ITEM 2.  PROPERTIES


     In February, 1997, the Company refinanced all of its remaining debt under the Prior Credit Agreement. The new Credit Agreement is unsecured and, therefore, upon the completion of this refinancing, the encumbrances on all the Company's properties were released.

OPERATING AND FRANCHISING OF CONVENIENCE FOOD STORES

7-ELEVEN
     At the end of 1997, the 7-ELEVEN stores group was using 56 offices in 18 states and Canada.

The following table shows the location and number of the Company's 7-ELEVEN convenience stores (excluding stores under area licenses and of certain affiliates) in operation on December 31, 1997.


                STATE/PROVINCE                      OPERATING 7-ELEVEN CONVENIENCE STORES
                --------------                      --------------------------------------
                                             OWNED                LEASED(a)                TOTAL
              U.S.
              ---
              Arizona                         39                      56                       95
              California                     230                     935                    1,165
              Colorado                        59                     177                      236
              Connecticut                      7                      31                       38
              Delaware                        10                      17                       27
              District of Columbia             4                      14                       18
              Florida                        226                     199                      425
              Idaho                            6                       8                       14
              Illinois                        56                      82                      138
              Indiana                          6                      10                       16
              Kansas                           7                       9                       16
              Maryland                        86                     228                      314
              Massachusetts                   11                      24                       35
              Michigan                        52                      51                      103
              Missouri                        32                      49                       81
              Nevada                          90                     100                      190
              New Hampshire                    2                       7                        9
              New Jersey                      74                     129                      203
              New York                        43                     192                      235
              North Carolina                   2                       5                        7
              Ohio                            10                       5                       15
              Oregon                          37                      95                      132
              Pennsylvania                    60                     106                      166
              Rhode Island                     0                       8                        8
              Texas                          107                     178                      285
              Utah                            38                      74                      112
              Virginia                       192                     405                      597
              Washington                      55                     163                      218
              West Virginia                   10                      13                       23
              Wisconsin                       15                       0                       15
             CANADA
             ------
              Alberta                         21                      99                      120
              Manitoba                        13                      37                       50
              Ontario                         30                      80                      110
              British Columbia                21                     125                      146
              Saskatchewan                    15                      26                       41
                                           -----                   -----                    -----
                    Total                  1,666                   3,737                    5,403
                                           =====                   =====                    =====
-----------------

     (a) Of the 7-ELEVEN convenience stores set forth in the foregoing table, 694 are leased by the Company from The Southland Corporation Employees' Savings and Profit Sharing Plan (the "Savings and Profit Sharing Plan"). As of year-end 1997, the Company also leased 34 closed convenience stores or office locations from the Savings and Profit Sharing Plan.

OTHER RETAIL
     As shown in the following table, at year-end 1997, the Company operated 17 Quik Mart and SUPER-7 stores in California, Illinois, Indiana,
Massachusetts, Missouri, Texas and Virginia, 2 HIGH'S Dairy Stores located in Virginia, and one other retail location in Illinois.

     The following table shows the location and number of the Company's other operating retail locations including Quik Mart, HIGH'S and SUPER-7 locations in operation on December 31, 1997.


                                     OTHER OPERATING RETAIL LOCATIONS
                                     --------------------------------
                  STATE              OWNED           LEASED          TOTAL
               California             3               0               3
               Illinois               5               0               5
               Indiana                1               1               2
               Massachusetts          1               0               1
               Missouri               2               0               2
               Texas                  2               0               2
               Virginia               3               2               5
                                    ---              --              --
                    Total            17               3              20


     The Company plans to either close or convert these units to 7-ELEVEN stores over the next few years.

OTHER INFORMATION ABOUT PROPERTIES AND LEASES
     At December 31, 1997, there were 41 7-ELEVEN stores in various stages of construction. The Company owned or was under contract to purchase 60, and had leases on 76, undeveloped convenience store sites. In addition, the Company held 85 7-ELEVEN, HIGH'S and Quik Mart properties available for sale consisting of 50 unimproved parcels of land, 24 closed store locations and 11 parcels of excess property adjoining store locations. At December 31, 1997, 17 of these properties were under contract for sale.

     On December 31, 1997, the Company held leases on 319 closed store or other non-operating facilities, 34 of which were leased from the Savings and Profit Sharing Plan. Of these, 257 were subleased to outside parties.

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

ACQUISITIONS
     On February 19, 1998, the Company announced that it had entered into a definitive agreement to acquire 23 Red-D-Mart stores from MDK Corporation. The stores are located in the South Bend, Indiana, area. This acquisition, increase the Company's presence in the market area around South Bend.

OTHER PROPERTIES
     The Company also leases 53,580-square-feet of office/warehouse space in Denver, Colorado, for an equipment warehouse and service center. In 1997, the Company sold a five-acre tract of land in Delanco, New Jersey, on which a 19,000-square-foot branch distribution facility is located. The Company also owns a 287-acre tract in Great Meadows, New Jersey. The chemical plant that was located on this property has now been demolished and a part of the property is currently involved in environmental clean-up. (See "Current Environmental Projects and Proceedings," pages 17 through 19, above.) The Company holds tracts in Dallas, Texas, not included in the corporate headquarters, totaling approximately two acres which are available for sale.

CORPORATE
     The Company's corporate office headquarters is in Dallas, Texas in a 42-story office building, known as Cityplace Center East. The Company's lease covers the entire Cityplace Tower, but gives the Company the right to sublease to other parties. Since 1996, subleases with third parties had been in place so that (including the space leased by Southland) the building is virtually completely leased or reserved for expansion under current leases. The Company currently utilizes other office space in and around Dallas (although most corporate office space is consolidated in Cityplace Center East).



ITEM 3.  LEGAL PROCEEDINGS

THE FOLLOWING INFORMATION UPDATES THE STATUS OF CERTAIN PREVIOUSLY REPORTED PENDING LITIGATION INVOLVING THE COMPANY.

7-ELEVEN OWNERS FOR FAIR FRANCHISING, ET AL. V. THE SOUTHLAND CORPORATION,
ET AL.
VALENTE, ET AL. V. THE SOUTHLAND CORPORATION, ET AL.

     As previously reported, in August, 1993, an action known as 7-ELEVEN Owners For Fair Franchising, et al. v. The Southland Corporation, et al. ("OFFF") was filed against Southland and its majority shareholders in the Superior Court for Alameda County, California. Also named as defendants in some aspects of the case were McLane Company, Inc.; McLane Foods, Inc.; The Coca-Cola Company and several bottlers of Coca-Cola products; Pepsi Cola Company and several of its bottlers; Oscar Mayer Foods Corporation; Hansen's Juices, Inc.; and CITG0 Petroleum Corporation. The OFFF case was filed as a class action on behalf of all persons who had operated 7-ELEVEN convenience stores in California since 1987 pursuant to franchise agreements with Southland.

     In March 1996, an action known as Valente, et al. v. The Southland Corporation, et al. was filed against Southland, its majority shareholders and other corporations in the United States District Court for the Northern District of California. The original Valente case was thereafter dismissed, and a new Valente case was then filed in state court in Dallas, Texas. The complaint in this case asserted some, but not all, of the same claims that were being asserted in the OFFF litigation, and it was filed on behalf of an alleged class of all persons who are or have been franchisees of 7-ELEVEN stores in any state or the District of Columbia, except California. The only defendant in the new Valente case was Southland.

     The complaint in the OFFF case asserted numerous claims against Southland and the other defendants, based on various legal theories. The substantive claims included the following: (1) claims that Southland wrongfully failed to credit the franchisees' accounts with the value of equipment and with various rebates, discounts and allowances that Southland received from various vendors; (2) claims that Southland wrongfully required 7-ELEVEN franchisees to operate their stores 24 hours per day, and wrongfully increased the royalty due under the franchise agreement for franchisees who operated less than 24 hours per day; (3) claims that Southland wrongfully marked up and earned a profit on goods sold to 7-ELEVEN franchisees through the Southland Distribution Centers; (4) claims that Southland wrongfully received income from the installation and operation of automated teller machines in franchised 7-ELEVEN stores; (5) claims that Southland, the Pepsi defendants, the Coke defendants, and Hansen's Juices unlawfully conspired with one another or with others to fix the retail prices at which 7-ELEVEN franchisees would sell soft drinks to the public;
(6) claims that Southland conspired with various vendors, including the McLane companies, the Pepsi defendants, the Coke defendants and Oscar Mayer to fix the prices at which 7-ELEVEN franchisees would purchase products at wholesale; (7) claims that Southland received money or other things of value from CITGO Petroleum Corporation that should have been, but were not, credited to the cost of gasoline, and that Southland otherwise withheld money from the sale of gasoline that should have been paid to the franchisees, and conspired with CITGO to do so; (8) claims that Southland unlawfully conspired with the McLane companies to divide the geographic territories within California in which the McLane companies and the Southland Distribution Centers would sell goods to 7-ELEVEN franchisees;
(9) claims that Southland fraudulently concealed its allegedly wrongful conduct with respect to the foregoing claims; and (10) claims that the McLane companies owed fiduciary duties to 7-ELEVEN franchisees and had a duty to account to the franchisees for discounts and allowances received from vendors, and that McLane breached those duties.

     During the course of the OFFF litigation, the court ruled that it did not have jurisdiction over Southland's majority shareholders, Ito-Yokado Co., Ltd., Seven-Eleven Japan Co., Ltd. and IYG Holding Company, and those companies were dismissed from the litigation. McLane Foods, Inc. was dismissed by a stipulation of the parties. The court also entered judgments in favor of Coca-Cola and its California bottlers, Pepsi Cola and its California bottlers, Oscar Mayer Foods Corporation, and Hansen's Juices, Inc. The court also entered summary adjudication in favor of McLane Company, Inc. on three of the four claims that had been asserted against it. Plaintiffs appealed from these orders.

     A nationwide settlement of the litigation has recently been negotiated. In connection with the settlement, the OFFF and Valente cases have been combined by filing an amended complaint in the Superior Court for Alameda County, California in the OFFF case on behalf of a nationwide class of all persons who operated 7-ELEVEN convenience stores in the continental United States at any time between January 1, 1987 and July 31, 1997, pursuant to franchise agreements with Southland. The court preliminarily approved the settlement on December 22, 1997, and notice has been sent to the class members, which summarizes the terms of the proposed settlement and explains how to participate in or opt out of the settlement.

     Under the settlement, Southland is agreeing to make certain modifications to the franchise agreements of 7-ELEVEN franchisees. These modifications, which will remain in effect through the year 2003, include:
(1) extension of the term until December 31, 2003, for any agreements due to expire before that date; (2) an opportunity on or about January, 2004, to sign a Renewal Agreement that will be structured so that it will not have a net adverse effect on the average net income of franchisees; (3) an option for the franchisee to request two additional audits of the store inventory each year, at Southland's expense; (4) Southland's agreement to pay for supplies for and maintenance of the new retail information system ("RIS") equipment; (5) a provision clarifying the proper accounting treatment for advertising allowances received by Southland and for equipment and equipment reimbursement received by Southland; (6) a provision requiring Southland and the franchisee to mediate disputes that arise in the course of the franchise relationship, prior to filing litigation or arbitration on the claims.

     In addition to these modifications to the existing franchise agreements, the settlement provides that Southland will follow a specified procedure, and consider various options if a class member makes a request to reduce the hours of store operation. The settlement also establishes a seven-member committee of franchisees to review Southland's receipt and accounting for allowances from 1997 through 2003.

     The settlement also sets forth the benefits to be received by former franchisees. Class members who are former franchisees when the settlement becomes effective will share in a settlement fund, which includes (i) a $7 million payment by Southland, and (ii) any amounts that are not awarded by the court from a fund of $4,750,000 that Southland has agreed to pay to cover plaintiffs' attorneys' fees and expenses.

     By entering into the settlements, neither Southland nor any of the other defendants has admitted that any of the claims in the litigation were valid. Each of the defendants states that it has entered into the settlement in order to avoid the costs and disruptions of further litigation. The terms of the settlement will become effective if and when it receives final court approval (including the disposition of any appeal from the trial court's approval), except that some terms of the settlement may take effect on a provisional basis at an earlier date (i.e., the terms relating to maintenance of and supplies for the RIS equipment).

     Class members have the choice of remaining in the class or electing to opt out of it. Those who remain in the class have the right to object to the terms of the settlement. Persons who opt out of the class cannot object to the terms of the settlement, but will retain such rights as they may have to file suit on their own behalf. Class members have until March 31, 1998 to opt out of the settlement. Persons who remain in the class have until April 8, 1998 to file any objections to the settlement. A hearing at which the court will consider whether to approve the proposed settlement has been scheduled for April 24, 1998. If the settlement is approved by the court, all persons who have not opted out of the class will be bound by, and will receive the benefits of, its terms.

EMIL V. SPARANO, ET AL. V. THE SOUTHLAND CORPORATION, ET AL.

     As previously reported, a lawsuit entitled Emil V. Sparano, et al. v. The Southland Corporation, et al., was filed against the Company in the United States District Court for the Northern District of Illinois, in March, 1994. Plaintiffs are several franchisees of 7-ELEVEN stores in Illinois, Pennsylvania, New Jersey and Nevada; they represent a nationwide class of persons who were 7-ELEVEN franchisees anywhere in the United States at any time from December 1, 1987 through March 4, 1991. In addition to the Company, several of the Company's current or former officers and directors (John P. Thompson, Jere W. Thompson, Joe C. Thompson, Jr., Clark J. Matthews, II, Walton Grayson, III, John H. Rodgers and Frank Gangi) (collectively, the "Individual Defendants") and Ito-Yokado Co., Ltd., Seven-Eleven Japan Co., Ltd. and IYG Holding Company (collectively, the "Foreign Companies") were named as defendants in the suit.

     Of the eleven original causes of action, only one claim against three of the Individual Defendants and the Company was certified to proceed as a class action. Notices were sent to all class members, and pretrial discovery is continuing. The class has now been defined to include those persons who owned 7-ELEVEN franchises at any time from December 1, 1987 to March 4, 1991. A notice has been mailed out to all class members. Both parties are completing their discoveries.

     The Company has aggressively attacked the merits of this suit from its inception and has successfully disposed of ten of the original eleven claims prior to a trial. The Company believes it has meritorious defenses to the one remaining claim and will continue its defense vigorously. At this time, however, the litigation is still at an early stage and the ultimate outcome cannot be predicted.

DEFAULT INTEREST CLAIM

     As previously reported, subsequent to the Company's bankruptcy filing on October 24, 1990, the Company's senior lenders (the "Banks") under the Credit Agreement filed a proof of claim demanding, among other things, default interest, as a result of the Company's having failed to make an interest payment due June 15, 1990. The amount of default interest in dispute is $12,186,870, which was calculated under the Credit Agreement on the average daily outstanding bank debt balance from the date of notice of default to the confirmation of the Plan of Reorganization. The Company objected to the claim for default interest. On March 17, 1992, the Bankruptcy Court ruled in favor of the Banks' claim. The Company recognized the amount of the Award in its 1991 year-end financial statements.

     The Company appealed this decision to the United States District Court for the Northern District of Texas. On March 27, 1997, after nearly five years of deliberations, the District Court affirmed. The Company has appealed this matter to the United States Court of Appeals for the Fifth Circuit.

GENERAL

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

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.


PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

     The Company's Common Stock, $.0001 par value per share, is the only class of common equity of the Company and represents the only voting securities of the Company. There are 409,922,935 shares of Common Stock issued and outstanding and, as of March 6, 1998, there were 2,686 record holders of the Common Stock. The Company's Common Stock is traded on The Nasdaq Stock Market under the symbol "SLCM". The following information has been provided to the Company by The Nasdaq Stock Market.


                                 PRICE RANGE
               -----------------------------------------------------------
QUARTERS           HIGH                LOW                  CLOSE
-------------   ----------------------------------------------------------
1997
FIRST           $   3  9/16         $   2  21/32          $    3  5/32
SECOND              3  11/16            3  1/8                 3  11/32
THIRD               3  13/32            2  1/2                 2  9/16
FOURTH              2  7/8              1  23/32               2  1/8

1996
FIRST           $   4  1/16         $   2  15/16          $   3  5/16
SECOND              4  15/16            3                     3  1/32
THIRD               3  5/8              3                     3  1/32
FOURTH              3  5/32             2  7/16               2  31/32



ITEM 6.	SELECTED FINANCIAL DATA



                                     SELECTED  FINANCIAL  DATA

                             THE SOUTHLAND CORPORATION AND SUBSIDIARIES


                                                              YEARS ENDED DECEMBER 31
                                              -----------------------------------------------------
                                                 1997       1996       1995       1994       1993
                                              ---------  ---------  ---------  ---------  ---------
                                                  (DOLLARS IN MILLIONS, EXCEPT PER-SHARE DATA)
Net sales . . . . . . . . . . . . . . . . .   $ 6,971.1  $ 6,868.9  $ 6,745.8  $ 6,684.5  $ 6,744.3
Other income. . . . . . . . . . . . . . . .        89.4       86.4       78.5       74.6       71.3
Total revenues. . . . . . . . . . . . . . .     7,060.6    6,955.3    6,824.3    6,759.1    6,815.6
LIFO charge (credit). . . . . . . . . . . .         0.1        4.7        2.6        3.0       (8.7)
Depreciation and amortization . . . . . . .       196.2      185.4      166.4      162.7      154.4
Interest expense, net . . . . . . . . . . .        90.1       90.2       85.6       95.0       81.8
Earnings (loss) before income taxes,
  extraordinary items and cumulative effect
  of accounting changes . . . . . . . . . .       115.3      130.8      101.5       73.5       (2.6)
Income taxes (benefit). . . . . . . . . . .        45.3       41.3      (66.1)(a)  (18.5) (b)   8.7
Earnings (loss) before extraordinary items
  and cumulative effect of accounting changes      70.0       89.5      167.6       92.0      (11.3)
Net earnings. . . . . . . . . . . . . . . .        70.0       89.5      270.8 (c)   92.0       71.2 (d)
Earnings (loss) before extraordinary items
  and cumulative effect of accounting changes
  per common share:
     Basic. . . . . . . . . . . . . . . . .          .17        .22        .41        .22       (.03)
     Diluted. . . . . . . . . . . . . . . .          .16        .20        .40        .22       (.03)
Total assets. . . . . . . . . . . . . . . .     2,090.1    2,039.1    2,081.1    2,000.6      1,990.0
Long-term debt, including current portion .     1,803.4    1,707.4    1,850.6    2,351.2      2,419.9

-------------------------

(a) Income taxes (benefit) include an $84.3 million tax benefit from recognition of the remaining portion of the Company's net deferred tax assets as explained in Note 14 to the Consolidated Financial
Statements.
(b) Income taxes (benefit) include a $30 million tax benefit from recog-nition of a portion of the Company's net deferred tax assets.
(c) Net earnings include an extraordinary gain of $103.2 million on debt redemption as explained in Note 8 to the Consolidated Financial Statements.
(d) Net earnings include an extraordinary gain of $99 million on debt redemption and a charge for the cumulative effect of an accounting change for postemployment benefits of $16.5 million.

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

RESULTS OF OPERATIONS

SUMMARY OF RESULTS OF OPERATIONS

     The Company's net earnings for the year ended December 31, 1997 were $70.0 million, compared to net earnings of $89.5 million in 1996 and $270.8 million in 1995.


                                                        YEARS ENDED DECEMBER 31
                                                        ------------------------
(DOLLARS IN MILLIONS, EXCEPT PER-SHARE DATA)           1997     1996     1995
                                                       ----     ----     ----
Earnings before income taxes
     and extraordinary gain                            $115.3   $130.8   $101.5
Income tax (expense) benefit                            (45.3)   (41.3)    66.1
Extraordinary gain from partial
     redemption of the Company's
     4 1/2% and 5% debentures                              -       -      103.2
                                                       -------  -------  -------
Net earnings                                           $ 70.0   $ 89.5   $270.8
                                                       =======   ======  =======
Net earnings per common share - Basic                  $  .17   $  .22   $  .66
                                                       =======   =======  ======
Net earnings per common share - Diluted                $  .16   $  .20   $  .65
                                                       =======   =======  ======

The decline in the Company's net earnings from the prior year resulted from start-up costs associated with its strategic initiatives, higher per-store labor expense, lower gas gross profits and a benefit from an IRS tax settlement in 1996. Merchandise sales growth over the last half of 1997 offset a portion of these factors.

MANAGEMENT STRATEGIES

     Since 1992, the Company has been committed to several key strategies that it believes, over the long term, will provide further differentiation from competitors and allow 7-Eleven to maintain its position as the premier convenience retailer. These strategies include: upgrading the store base; a customer-driven approach to product selection; an everyday-fair-pricing policy on all items; daily delivery of fresh perishable items; introduction of high-quality, ready-to-eat fresh foods; and the implementation of a state-of-the-art retail information system.

     Prior to 1997, the Company focused on upgrading its store base, through remodeling existing stores and closing underachieving stores. In late 1996, the Company completed the most extensive remodeling program in its history. Future upgrade programs will focus on retail information systems, food service and other merchandising programs. Beginning in late 1996 and throughout 1997, the Company began to focus its efforts on opening or acquiring new stores. The Company's ten-year decline in operating properties was slowed in 1996 and ended in 1997 with net store growth. Store openings over the last three years totaled 61, 44 and 22 in 1997, 1996 and 1995, respectively. In addition, there were 41 stores under construction at December 31, 1997. In 1998, new store openings are expected to outpace closings, with the expansion occurring in existing markets to support the Company's fresh food and combined-distribution initiatives. In recent years, the Company has pruned its store base, closing or disposing of those stores that either could not support its strategies, were not expected to achieve an acceptable level of profitability in the future, or had leases which expired. As a result, store closings during the past three years totaled 60, 46 and 228 in 1997, 1996 and 1995, respectively. The Company expects to close slightly more stores in 1998 than it has in either of the last two years, primarily due to a large number of lease expirations. The store additions and closings discussed above include relocations, rebuilds and seasonal activity.

     The customer-driven approach to merchandising focuses on providing the customer an expanded selection of quality products at a good value. This is being accomplished by emphasizing the importance of ordering at the store level, removing slow-moving items and aggressively introducing new, high-potential products in the early stages of their life cycle. This process represents an ongoing effort to satisfy the ever-changing preferences of our customers.

     The Company's everyday-fair-pricing strategy is designed to provide consistent prices on all items by reducing its reliance on discounting. When the everyday-fair-pricing strategy was introduced, some product prices were lowered, while others were increased to achieve more consistency. Going forward, the Company plans to migrate toward lower retail prices as lower product costs are achieved through contract negotiations or strategic alliances with suppliers and distributors.

     Daily delivery of time-sensitive or perishable items along with high-quality, ready-to-eat foods is another key management strategy. Implementation of this strategy includes third-party development and operation of combined distribution centers ("CDC"), fresh-food commissaries and bakery facilities in many of the Company's markets around the country. The commissary and bakery ready-to-eat items, like fresh sandwiches and pastries, along with goods from multiple vendors such as dairy products, bread, produce and other perishable goods, are "combined" at a distribution center and delivered daily to each store. In addition to providing fresher products, improved in-stock conditions and quicker response time on new items, the combined distribution is also intended to provide lower product costs, in part from vendors' savings, through this approach. At the end of 1997, over 2,800 stores were serviced by daily distribution facilities. Expansion of these programs to another 800 stores is anticipated in 1998.

     The development of a retail information system ("IS") began in 1994 The initial phase, completed in early 1996, involved installing in-store processors ("ISP") in each store to automate accounting and other store-level tasks. The current phase involves the installation of point-of-sale registers with scanning capabilities, as well as tools on the ISP to assist with ordering and product assortment, and a hand-held unit for ordering product from the sales floor. After completion, the system will provide each store and its suppliers and distributors with on-line information to make better decisions in anticipating customer needs. Management believes that the effective utilization of daily sales data gathered by the system will improve sales through reducing out-of-stock incidents and enhancing each individual store's product mix to better match customers' needs. In addition, the system will assist with monitoring inventories to better control shortage and product write-offs. While implementation costs during the roll-out phase are expected to exceed the short-term benefits, the anticipated long-term benefits of this system, coupled with further cost reductions resulting from automation, are expected to help the Company reach its goal of sustained profitable growth over the long term. This phase of the system is currently expected to be fully operational for all stores by early 2000.

(EXCEPT WHERE NOTED, ALL PER-STORE NUMBERS REFER TO AN AVERAGE OF ALL STORES RATHER THAN ONLY STORES OPEN MORE THAN ONE YEAR.)

SALES

     The Company recorded net sales of $6.97 billion for the year ended December 31, 1997, compared to sales of $6.87 billion in 1996 and $6.75 billion in 1995. The increase in net sales in 1997 over 1996 was a result of same-store merchandise sales growth, combined with an increase in stores that sold gasoline. The net sales increase in 1996 when compared to 1995 was due to same-store merchandise sales growth, combined with an increase in the sales price of gasoline. The following table illustrates the growth in merchandise sales:

MERCHANDISE SALES GROWTH DATA (PER-STORE)
                                                          YEARS ENDED DECEMBER 31
                                                          -----------------------
                                                            1997    1996    1995
                                                            -----   -----   -----
Increase/(Decrease) from prior year
   U.S. same-store sales growth                              1.5%    1.4%    2.0%
   U.S. same-store real sales growth,excluding inflation      .6%   (1.0)%    -
   7 Eleven inflation                                         .9%    2.4%    2.1%

     The last two quarters of 1997 reflected a favorable merchandise sales trend, with third quarter U.S. same-store merchandise sales growth of 2.2%, followed by fourth quarter growth of 2.8%, the highest such increase since the fourth quarter of 1994. The Company believes that this trend is, in part, a result of changes made to the merchandising organization and its processes in the second quarter of 1997.

     While average per-store merchandise sales growth in 1997 and 1996 was fairly consistent among the various geographical areas, category results were mixed:

       Categories driving the 1997 merchandise sales increase were coffee, Slurpee, non-carbonated beverages, tobacco, services, fresh bakery and roller grill products. Certain mature categories like candy and soft drinks were virtually flat, while others such as fountain drinks and bread had slight declines.

       Categories with significant sales improvement in 1996 included pre-paid cards and services, while traditional convenience store products such as cigarettes, non-alcoholic beverages and candy,which account for almost 40% of merchandise sales, had below average growth.

     During 1995 average per-store merchandise sales results varied by geographic region. The largest sales increases occurred in those areas with the highest percentage of completed remodels (Florida 4.8%, Texas/Colorado 4.1%). Conversely, the Southern California area, which included 18% of the Company's domestic stores, experienced a decline of almost 1.5% due to a sluggish economy.

     Gasoline sales dollars per store decreased slightly in 1997 after increases of 7.3% and 4.0% in 1996 and 1995, respectively. Contributing to the 1997 decrease was a .7% decline in average per store gallon volume with the sales price being virtually flat to 1996. In 1996, the increase was mostly due to the average sales price per gallon increasing almost 9 cents per gallon over 1995.

OTHER INCOME

     Other income of $89.4 million for 1997 was $3.1 million higher than 1996 and $11.0 million higher than 1995. The improvement is primarily the result of increased royalty income from licensed operations. While some of the royalty income could be unfavorably impacted by fluctuating exchange rates, approximately 70% of the royalties are from area license agreements with SEJ. Though the dollar equivalent of the SEJ royalty income will fluctuate with exchange rate movements, the Company has effectively hedged this exposure by using the royalty income to make principal and interest payments on its yen-denominated loan.

     Upon repayment of the yen loan, currently projected for 2001, the royalty income will not be pledged. Thereafter, the royalties under that license agreement will again be paid to the Company or may be used to collateralize other financing arrangements. One year following such repayment, the yen-denominated royalty payments from SEJ will be reduced by approximately two-thirds in accordance with terms of the license agreement.

GROSS PROFITS

MERCHANDISE GROSS PROFIT DATA
                                                           YEARS ENDED DECEMBER 31
                                                      ------------------------------
                                                        1997      1996        1995
                                                        ----     ------      ------
Merchandise Gross Profit - (DOLLARS IN MILLIONS)      $ 1,828.4  $ 1,787.7  $ 1,790.2
Increase/(decrease) from prior year - all stores
     Average per-store gross
          profit dollar change                             2.3%       2.1%      3.1%
     Margin percentage point change                        .12       (.19)     (.01)
     Average per-store merchandise sales                   1.9%       2.7%      3.1%

     Total merchandise gross profit dollars increased in 1997 from both higher average per-store sales and margins. The decline in 1996 was primarily from store closings and a slightly lower margin.

     The increase in merchandise margin in 1997 was primarily due to improved sales in some higher-margin categories like Slurpee, coffee, non-carbonated beverages and services. These increases were partially offset by higher write-offs, as the Company focused on expanding its fresh-food program, both geographically and with new products. More aggressive retail pricing continues to present a challenge in today's increasingly more competitive environment. Management is actively working to improve merchandise margin while providing fair and consistent prices.

     Cigarettes currently contribute approximately 14% of both the Company's total merchandise gross profit and total sales. With the recent legal settlements between cigarette manufacturers and several state governments, the Company anticipates that the cost of cigarettes could rise in the near future. Additionally, there are numerous examples of pending state and federal legislation aimed at reducing minors' consumption of tobacco products which include significant increases in cigarette taxes. It is impossible to predict the exact impact these potential cost increases would have on the Company's gross profits, partially due to uncertainties regarding competitor reaction to the increases.

     During 1996, merchandise margin declined slightly due to three main factors: rising product costs, lower-than-average sales growth of high-margin items and higher product write-offs.

     In 1995, sales of higher-margin categories like pre-paid phone cards and services performed well enough to offset cost increases in various other categories that could not be passed on to the consumer for competitive reasons.




GASOLINE GROSS PROFIT DATA
                                                         YEARS ENDED DECEMBER 31
                                                       ---------------------------
                                                         1997    1996      1995
                                                         ----    -----     -----
Gasoline Gross Profit - (DOLLARS IN MILLIONS)          $ 183.8  $ 188.1   $ 192.9
Increase/(decrease) from prior year
     Average per-store gross profit dollar change       (3.5)%   (1.4)%     (3.3)%
     Margin point change (in cents per gallon)          (.38)    (.17)      (.60)
     Average per-store gas gallonage                     (.7)%    (.1)%      1.0%

In 1997, gasoline gross profits declined $4.4 million from the levels achieved in 1996. Excluding the stores on the west coast, the Company's gasoline gross profits increased $1.2 million in 1997 compared to 1996. This increase was comprised of a slight average per-store gallon increase and an increase in gas store months. The stores on the west coast (24% of the Company's total gas stores) were impacted by industry product supply problems and intense competitive conditions, creating a situation where, in some cases, the Company's cost exceeded other operator's retail price of gasoline. In general, over the last two years, lower margins (in cents per gallon) have been created by market conditions that have kept wholesale costs high, while competitive pressures have kept retail prices in check. In many of these situations, the Company has chosen to maintain margin levels at the expense of gallonage growth. Although competitive pressures will continue, the Company feels there is a chance the industry supply problems experienced over the last two years may be easing.

OPERATING, SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES ("OSG&A")
                                                              YEARS ENDED DECEMBER 31
                                                         ------------------------------
(DOLLARS IN MILLIONS)                                        1997      1996       1995
                                                             ----      ----       ----
Total operating, selling, general and administrative
     expenses                                            $ 1,896.2  $ 1,841.2  $ 1,874.5
Ratio of OSG&A to sales                                      27.2%      26.8%      27.8%
Increase/(decrease)in OSG&A compared to prior year       $   55.0   $  (33.3)  $  (22.3)

     The increase in OSG&A expenses, and the ratio to sales, in 1997 compared to 1996, is primarily the result of the following factors: incremental costs related to the retail information system initiatives; increase in store labor due to a tight labor market and minimum wage increases; higher depreciation expense due to the extensive remodeling program completed in late 1996, completion of new stores and other initiatives; more environmental remediation; and higher store insurance due to the comparison with favorable claims experience reflected in 1996.

     OSG&A expenses, and the ratio to sales, declined in 1996, when compared to 1995, despite the incremental costs of the retail information system initiatives. The largest item contributing to the improvement was lower insurance costs. Based upon favorable claims experience, the Company lowered its insurance accruals. Other factors aiding the comparison included the absence of a significant restructuring charge compared to a charge of $13.4 million in 1995, declines in environmental remediation expenses, savings from reductions in force and lower expenses from having fewer stores.

     The majority of the decrease in OSG&A expenses in 1995 resulted from cost savings realized from reductions in force, combined with the effect of having fewer stores (see Management Strategies). In December 1995, the Company accrued $13.4 million for severance costs and realignment of office space. These reductions were substantially complete in 1996, and changes in estimates from the original accrual did not have a material impact on 1996 earnings.

     The Company continues to review the functions necessary to enable its stores to respond faster and more cost efficiently to rapidly changing customer needs and preferences. In conjunction with this review, management continues to realign and reduce personnel and office facilities, in order to eliminate non-essential costs, while devoting resources to the implementation of its retail information system and other strategic initiatives. In early 1998, the Company implemented additional changes and anticipates reflecting a one-time charge for severance benefits of approximately $6.0 million in the first quarter of 1998. Management expects future periods' expenses to increase with the continued roll-out of the retail information system and accordingly, the ratio to sales is anticipated to increase until the roll-out is substantially complete and more related benefits are attained (see Management Strategies).

     The Company is a defendant in two legal actions, which are referred to as the 7-Eleven OFFF and Valente cases, filed by franchisees in 1993 and 1996, respectively, asserting various claims against the Company. A nationwide settlement has recently been negotiated and, in connection with the settlement, these two cases have been combined on behalf of a class of all persons who operated 7-Eleven convenience stores in the United States at any time between January 1, 1987 and July 31, 1997, under franchise agreements with the Company. Class members have until March 31, 1998 to opt out of the settlement, and a final hearing to approve the settlement is currently scheduled on April 24, 1998. The Company's accruals are sufficient to cover the payment due under the settlement with no material impact upon 1997 earnings, as well as no anticipated impact on 1998 earnings.

INTEREST EXPENSE, NET

     Net interest expense decreased slightly in 1997 compared to 1996 due to lower average borrowing throughout the year, partially offset by lower interest income due to the 1996 money order agreement.

     Approximately 37% of the Company's debt contains floating rates that would be unfavorably impacted by rising interest rates. The weighted average interest rate for such debt was 5.80% for 1997 versus 5.83% and 6.62% for 1996 and 1995, respectively. The Company expects net interest expense in 1998 to remain relatively flat, based upon anticipated levels of debt and interest rate projections, but there will be several offsetting items impacting interest expense. Factors increasing 1998 interest expense include higher borrowings/obligations to finance new store development and the redemption of the Company's 12% Senior Subordinated Debentures ("12% Debentures") which currently recognize no interest expense in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring", as discussed further in the Debentures section of Note 8 to the Consolidated Financial Statements. This redemption is being funded with 4-1/2% Convertible Quarterly Income Debt Securities ("1998 Convertible Debt") due 2013 (see Liquidity and Capital Resources). Items which will decrease 1998 interest expense include a lower interest rate on the existing yen-denominated loan and higher capitalized interest. The interest rate on the existing yen-denominated loan was reset in March of 1998, resulting in a rate reduction of 315 basis points.

     Net interest expense increased $4.6 million in 1996 compared to 1995 due to lower interest income, combined with higher interest expense from the Convertible Quarterly Income Debt Securities ("1995 Convertible Debt") due 2010 which were issued in November 1995 and are not accounted for under SFAS No. 15. The lower interest income was primarily the result of a new money order agreement that eliminated interest income from the funding arrangement; however, it provided lower cost of goods and operating costs, which more than offset the impact of the lost interest. Interest on the 1995 Convertible Debt was almost entirely offset by reduced principal balances and lower rates on floating rate debt.

<Page


     In accordance with SFAS No. 15, no interest expense is recognized on the Company's public debt securities. These securities were recorded at an amount equal to the future undiscounted cash payments, both principal and interest, and accordingly, the cash interest payments are charged against the recorded amount of such securities and are not treated as interest expense.

INCOME TAXES

     The Company recorded tax expense in 1997 of $45.3 million, $41.3 million in 1996 and a tax benefit of $66.1 million in 1995. Higher income tax expense in 1997, when compared to 1996, was due to a settlement of an IRS tax examination, resulting in a $7.3 million tax benefit in 1996. The increase in 1996 taxes versus 1995 resulted from the rise in earnings before income taxes and extraordinary items, which increased by 29% in 1996 compared to 1995. The tax benefit in 1995 was the result of reversing a valuation allowance, based on the Company's demonstrated ability to produce higher levels of taxable income, resulting in the recognition of an $84.3 million deferred tax asset.

EXTRAORDINARY GAIN

     On November 22, 1995, the Company completed a tender offer for 40% of the face value of both its 5% First Priority Senior Subordinated Debentures due December 15, 2003 ($180.6 million) and 4-1/2% Second Priority Senior Subordinated Debentures-Series A ($82.7 million) due June 15, 2004 (collectively, the "Debentures"). Under the terms of the offer the final clearing prices were $840.00 and $786.00 for the 5% and 4-1/2% Debentures, respectively, per $1,000 face amount, resulting in a cash outlay by the Company of $216.7 million. To finance the purchase of the Debentures, the Company issued $300 million in 1995 Convertible Debt to Ito-Yokado Co., Ltd., and Seven-Eleven Japan Co., Ltd., the joint owners of IYG Holding Company, which is the Company's majority shareholder. The Company recognized a $103.2 million after-tax extraordinary gain on the purchase of the Debentures in the fourth quarter of 1995. The gain resulted from purchasing the Debentures below their face value and from retiring the future undiscounted interest payments on that portion of the Debentures that were purchased (see Interest Expense, Net section).

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

     In February 1998, the Company issued $80 million of 1998 Convertible Debt to Ito-Yokado Co., Ltd., and Seven-Eleven Japan Co., Ltd. The 1998 Convertible Debt is subordinated to all existing debt except the 1995 Convertible Debt which has the same priority ranking. The debt has a 15 year life, no amortization and an interest rate of 4.5%. The instrument gives the Company the right to defer interest payments thereon for up to 20 consecutive quarters. The debt mandatorily converts into 32,508,432 shares of the Company's common stock if the Company's stock achieves certain levels after the third anniversary of issuance. The proceeds from the 1998 Convertible Debt will be used to redeem the Company's 12% Debentures at par with the remainder to be used for general corporate purposes. Redemption of the 12% Debentures will result in a gain of nearly $30 million from the retirement of future undiscounted interest payments as recorded under SFAS No. 15.

     In February 1997, the Company entered into a new unsecured bank debt credit agreement ("New Credit Agreement"), refinancing its old term loan ($225 million), revolving credit facility and letters of credit ($150 million each), collectively secured under the senior bank debt credit agreement ("Old Credit Agreement"), all of which were scheduled to mature on December 31, 1999, with a new term loan facility ("Term Loan") and revolving credit facility. The Term Loan ($225 million) has scheduled quarterly repayments of $14.1 million commencing March 31, 1998 through December 31, 2001. The new revolving credit facility ($400 million) expires February 2002 and allows for revolving borrowings ("Revolver"), and for issuance of letters of credit not to exceed $150 million. Interest on the Term Loan and Revolver is based on a variable rate equal to the administrative agent bank's base rate or, at the Company's option, a rate equal to a reserve-adjusted Eurodollar rate plus .225% per year for drawn amounts. The new agreement requires letter of credit fees to be paid quarterly at .325% per year on the outstanding amount. In addition, a facility fee of .15% per year is charged on the aggregate amount of the New Credit Agreement facility and is payable quarterly. The cost of borrowings and letters of credit under the New Credit Agreement represents a decrease of .6% and .45% per year, respectively, from the Old Credit Agreement.

     In April 1997, the Company entered into a $115 million Master Lease Facility ("MLF"), which will be the primary financing for a complete integrated point-of-sale system (see Management Strategies). The lease payment on the MLF will be based on a variable rate equal to the LIBOR rate plus a blended all-inclusive spread of .46% per year. The six and one-half year MLF has a three-year noncancellable term with semi-annual renewal options. The commitment period for this lease expires in early 1999, and based upon current roll-out schedules, the Company does not expect the MLF to be fully funded at that time. As a result, the Company intends to seek an extension of the MLF or find other financing, by the end of 1998, to fully fund the roll-out of the point-of-sale system.

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

     For the period ended December 31, 1997, the Company was in compliance with all of the covenants required under the New Credit Agreement, including compliance with the principal financial and operating covenants (calculated over the latest 12-month period) as follows:

                                                                       REQUIREMENTS
                                                               ------------------------
Covenants                                     Actuals            Minimum      Maximum
---------                                     -------            -------      -------
Interest coverage*                           2.13 to 1.0       2.00 to 1.0          -
Fixed charge coverage                        1.04 to 1.0       0.65 to 1.0          -
Senior indebtedness to EBITDA                3.20 to 1.0            -         3.40 to 1.0
*INCLUDES EFFECTS OF THE SFAS NO. 15 INTEREST PAYMENTS.

     In 1997, the Company repaid $74.0 million of debt, which included
$33.2 million for principal payments on the Company's yen-denominated loan (hedged by the royalty income stream from its area licensee in Japan) and $22.4 million for SFAS No. 15 interest. Outstanding balances at December 31, 1997, for the commercial paper, the Term Loan and the Revolver, were $398.7 million, $225.0 million and $62.0 million, respectively. As of December 31, 1997, outstanding letters of credit issued pursuant to the New Credit Agreement totaled $63.8 million.

CASH FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was $197.9 million for 1997, compared to $261.0 million in 1996 and $236.2 million in 1995. Contributing to the decrease in net cash from operating activities was an increase in inventories, caused by a December 1997 cigarette buy-in and generally higher per-store inventory levels, combined with the timing of payments and receipts (see Results of Operations section).

CAPITAL EXPENDITURES

     During 1997, net cash used in investing activities consisted primarily of payments of $232.5 million for property and equipment. The majority of this capital was used for new store development, continued implementation of the Company's retail information system, remodeling stores, new equipment to support merchandising initiatives, upgrading retail gasoline facilities, replacing equipment and complying with environmental regulations.

     The proceeds from sale of property and equipment primarily consists of the sale/leaseback funding of the master lease facility (see Note 12 of Notes to Consolidated Financial Statements).

     The Company expects 1998 capital expenditures, excluding lease commitments, to exceed $300 million. Capital expenditures are being used to develop or acquire new stores, upgrade store facilities, further implement a retail information system, replace equipment, upgrade gasoline facilities and comply with environmental regulations. The amount of expenditures during the year will be materially impacted by the proportion of new store development funded through working capital versus leases and the speed at which new sites/acquisitions can be located, negotiated, permitted and constructed.

     In February 1998, the Company announced the signing of a definitive agreement with MDK Corporation of Goshen, Indiana, to acquire 23 'red D mart' convenience stores in the South Bend, Indiana, area. The transaction is scheduled to be completed in mid-1998.

CAPITAL EXPENDITURES - GASOLINE EQUIPMENT

     The Company incurs ongoing costs to comply with federal, state and local environmental laws and regulations primarily relating to underground storage tank ("UST") systems. The Company anticipates it will spend approximately $10 million in 1998 on capital improvements required to comply with environmental regulations relating to USTs, as well as above-ground vapor recovery equipment at store locations, and approximately an additional $25 million on such capital improvements from 1999 through 2001.

ENVIRONMENTAL

     In December 1988, the Company closed its chemical manufacturing facility in New Jersey. As a result, the Company is required to conduct environmental remediation at the facility and has submitted a clean-up plan to the New Jersey Department of Environmental Protection (the "State"), which provides for active remediation of the site for approximately a three-to-five-year period, as well as continued groundwater monitoring and treatment for a projected 15-year planning period. The projected 15-year clean-up period represents a reduction from the previously reported 20-year period and is a result of revised estimates as determined by an independent environmental management company in the first quarter of 1997. These revised estimates, which generally resulted from the conditional approval of the Company's plan, reduced both the estimated time and the estimated costs to complete the project and resulted in decreasing the liability and the related receivable balances by $16.3 million and $9.7 million, respectively. While conditional approval was received on its clean-up plan, the Company must supply additional information to the State before the plan can be finalized. The Company has recorded undiscounted liabilities representing its best estimates of the clean-up costs of $10.4 million at December 31, 1997. In 1991, the Company and the former owner of the facility executed a final settlement pursuant to which the former owner agreed to pay a substantial portion of the clean-up costs. Based on the terms of the settlement agreement and the financial resources of the former owner, the Company has recorded a receivable of $6.1 million at December 31, 1997.

     Additionally, the Company accrues for the anticipated future costs and the related probable state reimbursement amounts for remediation activities at its existing and previously operated gasoline sites where releases of regulated substances have been detected. At December 31, 1997, the Company's estimated undiscounted liability for these sites was $40.9 million. This estimate is based on the Company's prior experience with gasoline sites and its consideration of such factors as the age of the tanks, location of tank sites and experience with contractors who perform environmental assessment and remediation work. The Company anticipates that substantially all of the future remediation costs for detected releases at these sites as of December 31, 1997, will be incurred within the next five years.

     Under state reimbursement programs, the Company is eligible to receive reimbursement for a portion of future remediation costs, as well as a portion of remediation costs previously paid. Accordingly, at December 31, 1997, the Company has recorded a net receivable of $44.8 million for the estimated probable state reimbursements. In assessing the probability of state reimbursements, the Company takes into consideration each state's fund balance, revenue sources, existing claim backlog, status of clean-up activity and claim ranking systems. As a result of these assessments, the recorded receivable amount is net of an allowance of $9.7 million. While there is no assurance of the timing of the receipt of state reimbursement funds, based on its experience, the Company expects to receive the majority of state reimbursement funds, except from California, within one to three years after payment of eligible remediation expenses, assuming that the state administrative procedures for processing such reimbursements have been fully developed. The Company estimates that it may take one to seven years to receive reimbursement funds from California. Therefore, the portion of the recorded receivable amounts that relates to sites where remediation activities has been conducted has been discounted at 5.7% to reflect their present value. Thus, the recorded receivable amount is also net of a discount of $6.0 million.

     The estimated future assessment and remediation expenditures and related state reimbursement amounts could change within the near future as governmental requirements and state reimbursement programs continue to be implemented or revised.

YEAR 2000

     The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Some of the Company's older computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations, causing disruptions of operations.

     The Company has replaced, over the last couple of years, or has plans to replace significant portions of its existing systems with third-party-provided software which properly interprets dates beyond December 31, 1999. In addition, the Company has contracted resources to modify the remainder of its existing software to make it year 2000 compliant. Based on a recent assessment, the Company believes all system modifications and related testing should be completed by early 1999.

     The Company has initiated formal communications with its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own year 2000 issue. At this time, based on presently available information, the Company does not foresee any material effects related to outside-company compliance.

     The Company does not believe the costs related to the year 2000 compliance project will be material to its financial position or results of operations. However, the costs of the project and the date on which the Company plans to complete the year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. As a result, there can be no assurance that these estimates will be achieved and the actual costs and vendor compliance could differ materially from those plans, resulting in a material financial risk.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                        Not Required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.










                      THE SOUTHLAND CORPORATION AND SUBSIDIARIES


                      Consolidated Financial Statements for the
                     Years Ended December 31, 1997, 1996 and 1995


                             THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                             ASSETS

                                                                DECEMBER 31,   DECEMBER 31,
                                                                    1997            1996
                                                                ------------    -----------
CURRENT ASSETS:
   Cash and cash equivalents                                    $    38,605     $    36,494
   Accounts receivable                                              126,495         109,413
   Inventories                                                      125,396         109,050
   Other current assets                                              96,145          95,943
                                                                -----------     -----------
     TOTAL CURRENT ASSETS                                           386,641         350,900

PROPERTY AND EQUIPMENT                                            1,416,687       1,349,839
OTHER ASSETS                                                        286,753         338,409
                                                                -----------     -----------
                                                                $ 2,090,081     $ 2,039,148
                                                                ===========     ===========


                          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Trade accounts payable                                       $   196,799     $   211,060
   Accrued expenses and other liabilities                           275,267         297,246
   Commercial paper                                                  48,744          98,055
   Long-term debt due within one year                               208,839          68,571
                                                                -----------     -----------
     TOTAL CURRENT LIABILITIES                                      729,649         674,932

DEFERRED CREDITS AND OTHER LIABILITIES                              187,414         214,343
LONG-TERM DEBT                                                    1,594,545       1,638,828
CONVERTIBLE QUARTERLY INCOME DEBT SECURITIES                        300,000         300,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT):
   Common stock, $.0001 par value; 1,000,000,000 shares
     authorized; 409,922,935 shares issued and outstanding               41              41
   Additional capital                                               625,574         625,574
   Accumulated deficit                                           (1,347,142)     (1,414,570)
                                                                ------------    ------------
     TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                          (721,527)       (788,955)
                                                                ------------    ------------
                                                                $ 2,090,081     $ 2,039,148
                                                                ===========     ===========








                     See notes to consolidated financial statements.

                             THE SOUTHLAND CORPORATION AND SUBSIDIARIES


                                 CONSOLIDATED STATEMENTS OF EARNINGS
                            YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                            (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                                 1997           1996           1995
                                                            -------------  -------------  -------------
REVENUES:
    Net sales (including $971,124, $961,987 and $977,828
        in excise taxes)                                    $  6,971,145  $  6,868,912   $  6,745,820
    Other income                                                  89,412        86,351         78,458
                                                            -------------  -------------  -------------
                                                               7,060,557      6,955,263      6,824,278
COSTS AND EXPENSES:
    Cost of goods sold                                         4,958,926      4,893,061      4,762,707
    Operating, selling, general and administrative expenses    1,896,206      1,841,174      1,874,460
    Interest expense, net                                         90,130         90,204         85,582
                                                            -------------  -------------  -------------
                                                               6,945,262      6,824,439      6,722,749
                                                            -------------  -------------  -------------
EARNINGS BEFORE INCOME TAXES AND
   EXTRAORDINARY GAIN                                            115,295        130,824        101,529

INCOME TAXES (BENEFIT)                                            45,253         41,348        (66,065)
                                                            -------------  -------------  -------------
EARNINGS BEFORE EXTRAORDINARY GAIN                                70,042         89,476        167,594

EXTRAORDINARY GAIN ON DEBT REDEMPTION (net
   of tax effect of $8,603)                                         -              -           103,169
                                                            -------------  -------------  -------------
NET EARNINGS                                                $     70,042   $     89,476   $    270,763
                                                            =============  =============  =============

EARNINGS BEFORE EXTRAORDINARY GAIN PER COMMON SHARE:
     Basic                                                         $ .17          $ .22          $ .41
     Diluted                                                       $ .16          $ .20          $ .40
EXTRAORDINARY GAIN ON DEBT REDEMPTION PER COMMON SHARE:
     Basic                                                           -              -            $ .25
     Diluted                                                         -              -            $ .25
NET EARNINGS PER COMMON SHARE:
     Basic                                                         $ .17          $ .22          $ .66
     Diluted                                                       $ .16          $ .20          $ .65




                                See notes to consolidated financial statements.



                                     THE SOUTHLAND CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                         COMMON STOCK                                                      TOTAL
                                    ------------------------      ADDITIONAL        ACCUMULATED         SHAREHOLDERS'
                                       SHARES         AMOUNT        CAPITAL           DEFICIT          EQUITY(DEFICIT)
------------------------------      -----------       ------      -----------      -------------       ---------------
BALANCE, JANUARY 1, 1995            409,922,935        $  41      $  625,574       $ (1,782,846)         $ (1,157,231)
  Net earnings                             -              -             -               270,763               270,763
  Foreign currency translation
      adjustments                          -              -             -                (2,470)               (2,470)
  Unrealized gains on equity
      securities, net of tax               -              -             -                 8,146                 8,146
------------------------------      -----------       ------      -----------      -------------       ---------------
BALANCE, DECEMBER 31, 1995          409,922,935           41         625,574         (1,506,407)             (880,792)
  Net earnings                             -              -             -                89,476                89,476
  Foreign currency translation
      adjustments                          -              -             -                  (258)                 (258)
  Unrealized gains on equity
      securities, net of tax               -              -             -                 2,619                 2,619
------------------------------      -----------       ------      -----------      -------------       ---------------
BALANCE, DECEMBER 31, 1996          409,922,935           41         625,574         (1,414,570)             (788,955)
  Net earnings                             -              -             -                70,042                70,042
  Foreign currency translation
      adjustments                          -              -             -                (1,040)               (1,040)
  Unrealized gains on equity
      securities, net of tax               -              -             -                (1,574)               (1,574)
------------------------------      -----------       ------      -----------      -------------       ---------------
BALANCE, DECEMBER 31, 1997          409,922,935        $  41      $  625,574       $ (1,347,142)          $  (721,527)
                                    ===========       ======      ===========      =============       ===============



                                  See notes to consolidated financial statements.

                                     48

                                  THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                            (DOLLARS IN THOUSANDS)

                                                                                1997           1996           1995
                                                                          -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                          $     70,042   $     89,476   $    270,763
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Extraordinary gain on debt redemption                                     -             -           (103,169)
        Depreciation and amortization of property and equipment                177,174        166,347        147,423
        Other amortization                                                      19,026         19,026         19,026
        Deferred income taxes (benefit)                                         31,812         23,790        (84,269)
        Noncash interest expense                                                 2,342          1,746          1,974
        Other noncash expense (income)                                              96            182           (409)
        Net loss on property and equipment                                       2,391          1,714          7,274
        (Increase) decrease in accounts receivable                              (6,560)         4,824         (2,708)
        Increase in inventories                                                (16,346)        (7,030)          (552)
        (Increase) decrease in other assets                                     (5,781)           386         (1,053)
        Decrease in trade accounts payable and other liabilities               (76,250)       (39,421)       (18,083)
                                                                          -------------  -------------  -------------
                     Net cash provided by operating activities                 197,946        261,040        236,217

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for purchase of property and equipment                           (232,539)      (194,373)      (192,221)
    Proceeds from sale of property and equipment                                39,648         14,499         15,720
    Other                                                                        6,908          9,588          2,770
                                                                          -------------  -------------  -------------
                     Net cash used in investing activities                    (185,983)      (170,286)      (173,731)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from commercial paper and revolving credit facilities           5,907,243      4,292,215      4,171,927
    Payments under commercial paper and revolving credit facilities         (5,842,539)    (4,249,134)    (4,256,918)
    Proceeds from issuance of long-term debt                                   225,000          -              -
    Principal payments under long-term debt agreements                        (299,005)      (140,388)      (289,372)
    Proceeds from issuance of convertible quarterly income debt securities        -              -           300,000
    Debt issuance costs                                                           (551)          -            (4,364)
                                                                          -------------  -------------  -------------
                     Net cash used in financing activities                      (9,852)       (97,307)       (78,727)
                                                                          -------------  -------------  -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             2,111         (6,553)       (16,241)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  36,494         43,047         59,288
                                                                          -------------  -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $     38,605   $     36,494   $     43,047
                                                                          =============  =============  =============
RELATED DISCLOSURES FOR CASH FLOW REPORTING:
     Interest paid, excluding SFAS No.15 Interest                         $    (97,568)  $   (100,777)  $    (97,945)
                                                                          =============  =============  =============
     Net income taxes paid                                                $    (10,482)  $    (18,918)  $    (34,674)
                                                                          =============  =============  =============
     Assets obtained by entering into capital leases                      $     56,745   $      3,761   $         71
                                                                          =============  =============  =============






                                 See notes to consolidated financial statements.

                                       49

THE SOUTHLAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
----------------------------------------------------------------------------
1.     ACCOUNTING POLICIES

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

       The Company operates more than 5,400 7-Eleven and other convenience stores in the United States and Canada. Area licensees, or their franchisees, and affiliates operate approximately 11,700 additional 7-Eleven convenience stores in certain areas of the United States, in 18 foreign countries and in the U. S. territories of Guam and Puerto
Rico. The Company's net sales are comprised of sales of groceries, take-out foods and beverages, gasoline (at certain locations), dairy products, non-food merchandise, specialty items and services.

       Net sales and cost of goods sold of stores operated by franchisees are consolidated with the results of Company-operated stores. Net sales of stores operated by franchisees are $2,880,148,000, $2,860,768,000 and $2,832,131,000 from 2,868, 2,927 and 2,896 stores for the years ended December 31, 1997, 1996 and 1995, respectively.

       Under the present franchise agreements, initial franchise fees are recognized in income currently and are generally calculated based upon gross profit experience for the store or market area. These fees cover certain costs including training, an allowance for travel, meals and lodging for the trainees and other costs relating to the franchising of the store.

       The gross profit of the franchise stores is split between the Company and its franchisees. The Company's share of the gross profit of franchise stores is its continuing franchise fee, generally ranging from 50% to 58% of the gross profit of the store, which is charged to the franchisee for the license to use the 7-Eleven operating system and trademarks, for the lease and use of the store premises and equipment, and for continuing services provided by the Company.
These services include merchandising, advertising, recordkeeping, store audits, contractual indemnification, business counseling services and preparation of financial summaries. The gross profit earned by the Company's franchisees of $524,941,000, $520,216,000 and $518,777,000 for the years ended December 31, 1997, 1996 and 1995, respectively, is included in the Consolidated Statements of Earnings as operating, selling, general and administrative expenses ("OSG&A").

Sales by stores operated under domestic and foreign area license agreements are not included in consolidated revenues. All fees or royalties arising from such agreements are included in other income. Initial fees, which have been immaterial, are recognized when the services required under the agreements are performed.

       OTHER INCOME - Other income is primarily area license royalties and franchise fee income. The area license royalties include amounts from area license agreements with SEJ of approximately $50,000,000, $47,000,000 and $44,000,000 for the years ended December 31, 1997,
1996 and 1995, respectively.

COMPREHENSIVE INCOME - The Company intends to adopt Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," in 1998. The statement establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is the change in equity of a business enterprise during a period from net income and other events, except activity resulting from investments by owners and distributions to owners. SFAS No. 130 becomes effective for fiscal years beginning after December 15, 1997.

OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Buying and occupancy expenses are included in OSG&A. Advertising costs, also included in OSG&A, generally are charged to expense as incurred and were $35,111,000, $34,707,000 and $39,569,000 for the years ended
December 31, 1997, 1996 and 1995, respectively.

       INTEREST EXPENSE - Interest expense is net of interest income of $8,788,000, $10,649,000 and $16,975,000 for the years ended
December 31, 1997, 1996 and 1995, respectively.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investment instruments purchased with maturities of three months or less to be cash equivalents. Cash and cash equivalents include temporary cash investments of $5,240,000 and $12,252,000 at December 31, 1997 and 1996, respectively, stated at cost, which approximates market.

       INVENTORIES - Inventories are stated at the lower of cost or market. Cost is generally determined by the LIFO method for stores in the United States and by the FIFO method for stores in Canada.

       DEPRECIATION AND AMORTIZATION - Depreciation of buildings and equipment is based on the estimated useful lives of these assets using the straight-line method. Acquisition and development costs for significant business systems and related software for internal use are capitalized and are depreciated on a straight-line basis over a three-to-seven-year period based on their estimated useful lives.

Amortization of capital leases, improvements to leased properties and favorable leaseholds is based on the remaining terms of the leases or the estimated useful lives, whichever is shorter.

       Foreign and domestic area license royalty intangibles were recorded in 1987 at the fair value of future royalty payments and are being amortized over 20 years using the straight-line method. The 20-year life is less than the estimated lives of the various royalty agreements, the majority of which are perpetual.

       STORE CLOSINGS / ASSET IMPAIRMENT - Provision is made on a current basis for the write-down of identified owned-store closings to their net realizable value. For identified leased-store closings, leasehold improvements are written down to their net realizable value and a provision is made on a current basis if anticipated expenses are in excess of expected sublease rental income. The Company's long-lived assets are reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

       STOCK-BASED COMPENSATION - The Company has adopted the disclosure-only requirements of SFAS No. 123, "Accounting for Stock-Based
Compensation," and therefore continues to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for
Stock Issued to Employees," in accounting for its stock-based compensation plans. Pursuant to the requirements of SFAS No. 123, which defines a fair-value-based method of accounting for employee stock options, the Company provides pro forma net earnings and earnings-per-share disclosures as if it were using that statement to account for its employee stock option plans.

ENVIRONMENTAL - Environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible are expensed by the Company. Expenditures that extend the life of the related property or prevent future environmental contamination are capitalized. The Company determines its liability on a site-by-site basis and records a liability when it is probable and can be reasonably estimated.
The estimated liability of the Company is not discounted.

A portion of the environmental expenditures incurred for gasoline sites is eligible for refund under state reimbursement programs. A related receivable is recorded for estimated probable refunds. The receivable is discounted if the amount relates to sites where remediation activities have been conducted. A receivable is also recorded to reflect estimated probable reimbursement from other parties.

INSURANCE - The Company has established insurance programs to cover certain insurable risks consisting primarily of physical loss to property, business interruptions resulting from such loss, workers' compensation, employee healthcare, comprehensive general and auto liability. Third-party insurance coverage is obtained for property and casualty exposures above predetermined deductibles as well as those risks required to be insured by law or contract. Provisions for losses expected under the insurance programs are recorded based on independent actuarial estimates of the aggregate liabilities for claims incurred.

BUSINESS SEGMENT - The Company operates in a single business segment
- the operating, franchising and licensing of convenience food stores, primarily under the 7-Eleven name. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was recently issued and the Company is reviewing its requirements to determine the effect on future disclosures. SFAS No. 131 becomes effective for fiscal years beginning after December 15, 1997.

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

2.     ACCOUNTS RECEIVABLE

                                                                 December 31
                                                         --------------------------
                                                              1997             1996
                                                              ----             ----
                                                              (Dollars in Thousands)

         Trade accounts receivable                         $   50,235      $   37,690
         Franchisee accounts receivable                        55,449          46,345
         Environmental cost reimbursements
            (net of long-term portion of
             $38,716 and $53,886) - see  Note 13               12,219          14,366
         Other accounts receivable                             15,388          16,021
                                                           -----------     -----------
                                                              133,291         114,422
         Allowance for doubtful accounts                       (6,796)         (5,009)
                                                           -----------     -----------
                                                           $  126,495      $  109,413
                                                           ===========     ===========


3.     INVENTORIES

       Inventories stated on the LIFO basis that are included in inventories in the accompanying Consolidated Balance Sheets were $81,360,000 and $66,272,000 at December 31, 1997 and 1996, respectively, which is less than replacement cost by $31,525,000 and $31,418,000, respectively.

4.     OTHER CURRENT ASSETS

                                                                  December 31
                                                          -------------------------
                                                             1997           1996
                                                          ---------      -----------
                                                            (Dollars in Thousands)

         Prepaid expenses                                 $  22,640       $  20,298
         Deferred tax assets - see Note 14                   65,640          70,438
         Other                                                7,865           5,207
                                                          ----------      ----------
                                                          $  96,145       $  95,943
                                                          ==========      ==========

5.     PROPERTY AND EQUIPMENT

                                                                 December 31
                                                       ----------------------------
                                                           1997           1996
                                                       ------------    ------------
                                                           (Dollars in Thousands)
         Cost:
           Land                                        $    461,568    $    453,233
           Buildings and leaseholds                       1,356,856       1,310,927
           Equipment                                        911,598         790,718
           Construction in process                           38,152          32,614
                                                       -------------   -------------
                                                          2,768,174       2,587,492
         Accumulated depreciation and amortization       (1,351,487)     (1,237,653)
                                                       -------------   -------------
                                                       $  1,416,687    $  1,349,839
                                                       =============   =============

6.     OTHER ASSETS

                                                                 December 31
                                                         --------------------------
                                                             1997           1996
                                                             ----            ----
                                                             (Dollars in Thousands)
         Japanese license royalty intangible
           (net of accumulated amortization of
            $165,019 and $149,004)                       $  153,482      $  169,497
         Other license royalty intangibles
           (net  of accumulated amortization of
            $29,423 and $26,586)                             27,181          30,018
         Environmental cost reimbursements -
           see Note 13                                       38,716          53,886
         Deferred tax assets - see Note 14                     -             13,158
         Other (net of accumulated amortization
           of $5,827 and $6,694)                             67,374          71,850
                                                         ----------      ----------
                                                         $  286,753      $  338,409
                                                         ==========      ==========

7.     ACCRUED EXPENSES AND OTHER LIABILITIES

                                                                  December 31
                                                          -------------------------
                                                             1997            1996
                                                             ----            ----
                                                             (Dollars in Thousands)

         Insurance                                        $  69,412       $  78,681
         Compensation                                        42,931          45,256
         Taxes                                               52,400          52,802
         Environmental costs - see Note 13                   19,818          23,654
         Profit sharing - see Note 11                        14,780          15,641
         Interest                                            17,173          18,517
         Other                                               58,753          62,695
                                                          ---------       ---------
                                                          $ 275,267       $ 297,246
                                                          =========       =========

8.     DEBT

                                                                  December 31
                                                        ----------------------------
                                                             1997            1996
                                                             ----            ----
                                                            (Dollars in Thousands)

         Bank Debt Term Loans                           $   225,000     $   225,000
         Bank Debt revolving credit facility                 62,000            -
         Commercial paper                                   350,000         300,000
         5% First Priority Senior Subordinated
           Debentures due 2003                              350,556         364,056
         4-1/2% Second Priority Senior Subordinated
           Debentures (Series A) due 2004                   159,823         165,387
         4% Second Priority Senior Subordinated
           Debentures (Series B) due 2004                    23,645          24,396
         12% Second Priority Senior Subordinated
           Debentures (Series C) due 2009                    51,853          54,468
         6-1/4% Yen Loan                                    168,198         201,447
         7-1/2% Cityplace Term Loan due 2005                277,926         282,606
         Capital lease obligations                          125,777          82,833
         Other                                                8,606           7,206
                                                         -----------     -----------
                                                          1,803,384       1,707,399
         Less long-term debt due within one year            208,839          68,571

                                                        -----------     -----------
                                                        $ 1,594,545     $ 1,638,828
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

       The term loan, which matures on December 31, 2001, had no payments due in 1997. Commencing March 31, 1998, the loans will be repaid in 16 quarterly installments of $14,062,500. Upon expiration of the revolving credit facility in February 2002, all the then-outstanding letters of credit must expire and may need to be replaced, and all other amounts then outstanding will be due and payable in full. At December 31, 1997, outstanding letters of credit under the facility totaled $63,757,000.

       Interest on the new term loan and borrowings under the revolving credit facility is generally payable quarterly and is based on a variable rate equal to the administrative agent bank's base rate or, at the Company's option, at a rate equal to a reserve-adjusted Eurodollar rate plus .225% per year. A fee of .325% per year on the outstanding amount of letters of credit is required to be paid quarterly. In addition, a facility fee of .15% per year is charged on the aggregate amount of the credit agreement facility and is payable quarterly. The weighted-average interest rate on the term loan outstanding at December 31, 1997 and 1996, respectively, was 6.1% and 6.3%. The weighted-average interest rate on the revolving credit facility borrowings outstanding at December 31, 1997, was 8.5%. Year-end revolving credit borrowings were made under the base rate (prime rate) option and were converted to lower Eurodollar-based and competitive bid borrowings in early January 1998.

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

       COMMERCIAL PAPER - The Company has a facility that provides for the issuance of up to $400 million in commercial paper. At December 31, 1997 and 1996, $350 million and $300 million of the respective
$398,744,000 and $398,055,000 outstanding principal amounts, net of discount, was classified as long-term debt since the Company intends to maintain at least this amount outstanding during the next year.
Such debt is unsecured and is fully and unconditionally guaranteed by IY. IY has agreed to continue its guarantee of all commercial paper issued through 1999. While it is not anticipated that IY would be required to perform under its commercial paper guarantee, in the event IY makes any payments under the guarantee, the Company and IY have entered into an agreement by which the Company is required to reimburse IY subject to restrictions in the Credit Agreement. The weighted-average interest rate on commercial paper borrowings outstanding at December 31, 1997 and 1996, respectively, was 5.8% and 5.4%.

       DEBENTURES - The Debentures are accounted for in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt
Restructuring," and were recorded at an amount equal to the future undiscounted cash payments, both principal and interest ("SFAS No. 15 Interest"). Accordingly, no interest expense will be recognized over the life of these securities, and cash interest payments will be charged against the recorded amount of such securities. Interest on all of the Debentures is payable in cash semiannually on June 15 and December 15 of each year.

       The 5% First Priority Senior Subordinated Debentures, due
December 15, 2003, had an outstanding principal amount of $269,993,000 at December 31, 1997, and are redeemable at any time at the Company's option at 100% of the principal amount.

       The Second Priority Senior Subordinated Debentures were issued in three series, and each series is redeemable at any time at the Company's option at 100% of the principal amount and are described as follows:

       - 4-1/2% Series A Debentures, due June 15, 2004, with an outstanding principal amount of $123,654,000 at December 31, 1997.

        - 4% Series B Debentures, due June 15, 2004, with an outstanding principal amount of $18,766,000 at December 31, 1997.

        - 12% Series C Debentures, due June 15, 2009 ("12% Debentures"), with an outstanding principal amount of $21,787,000 at December 31, 1997.

       In November 1995, the Company purchased $180,621,000 of the principal amount of its First Priority Senior Subordinated Debentures due 2003
("5% Debentures") and $82,719,000 of the principal amount of its 4-1/2% Second Priority Senior Subordinated Debentures (Series A) due
2004 ("4-1/2% Debentures") (collectively, "Refinanced Debentures") with a portion of the proceeds from the issuance of $300 million principal amount of Convertible Quarterly Income Debt Securities (see
Note 9). The purchase of the Refinanced Debentures resulted in an extraordinary gain of $103,169,000 (net of tax effect of $8,603,000) as a result of the discounted purchase price and the inclusion of SFAS No. 15 Interest in the carrying amount of the debt.

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

       YEN LOAN - In March 1988, the Company monetized its future royalty payments from SEJ, its area licensee in Japan, through a loan that is nonrecourse to the Company as to principal and interest. The original amount of the yen-denominated debt was 41 billion yen (approximately $327,000,000 at the exchange rate in March 1988) and is collateralized by the Japanese trademarks and a pledge of the future royalty payments. By designating its future royalty receipts during the term of the loan to service the monthly interest and principal payments, the Company has hedged the impact of future exchange rate fluctuations. Payment of the debt is required no later than March 2006 through future royalties from the Japanese licensee.
The Company believes it is a remote possibility that there will be any principal balance remaining at that date because current royalty projections suggest the Yen Loan could be repaid as early as 2001.
Upon the later of February 28, 2000, or the date which is one year following the final repayment of the loan, royalty payments from the area licensee in Japan will be reduced by approximately two-thirds in accordance with the terms of the license agreement. The current interest rate of 6-1/4% will be reset before the end of March 1998 to a rate that is .5% in excess of the Japanese long-term lending rate, which was 2.3% as of December 31, 1997. The Company anticipates that the new rate will be lower than the current rate.

       CITYPLACE DEBT - Cityplace Center East Corporation ("CCEC"), a subsidiary of the Company, constructed the headquarters tower, parking garages and related facilities of the Cityplace Center development and is currently obligated to The Sanwa Bank, Limited, Dallas Agency ("Sanwa"), which has a lien on the property financed. The debt with Sanwa has monthly payments of principal and interest based on a 25-year amortization at 7-1/2%, with the remaining principal due on March 1, 2005 (the "Cityplace Term Loan").

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

       MATURITIES - Long-term debt maturities assume the continuance of the commercial paper program. The maturities, which include capital lease obligations and sinking fund requirements, as well as SFAS No.
15 Interest accounted for in the recorded amount of the Debentures, are as follows (dollars in thousands):

                             1998                       $  208,839
                             1999                          155,629
                             2000                          152,659
                             2001                          132,600
                             2002                           51,625
                             Thereafter                  1,102,032
                                                       ------------
                                                       $ 1,803,384
                                                        ============

9.     CONVERTIBLE QUARTERLY INCOME DEBT SECURITIES DUE 2010

       In November 1995, the Company issued $300 million principal amount of Convertible Quarterly Income Debt Securities due 2010 ("Convertible
Debt") to IY and SEJ. The Company used $216,739,000 of the proceeds to purchase the Refinanced Debentures (see Note 8), and the remaining proceeds were designated for general corporate purposes. The
Convertible Debt has an interest rate of 4-1/2% and gives the Company the right to defer interest payments thereon for up to 20 consecutive quarters. The holder of the Convertible Debt can convert it into a maximum of 72,112,000 shares of the Company's common shares. The conversion rate represents a premium to the market value of the Company's common stock at the time of issuance of the Convertible
Debt. As of December 31, 1997, no shares had been issued as a result of debt conversion. The Convertible Debt is subordinate to all existing debt.

       In addition to the principal amount of the Convertible Debt, the financial statements include interest payable of $563,000 in both
1997 and 1996 and interest expense of  $13,733,000, $13,658,000 and
$1,332,000 in 1997, 1996 and 1995, respectively, related to the Convertible Debt.

10.    FINANCIAL INSTRUMENTS

FAIR VALUE - The disclosure of the estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies as indicated below.

       The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable and accrued expenses and other liabilities are reasonable estimates of their fair values. Letters of credit are included in the estimated fair value of accrued expenses and other liabilities.

The carrying amounts and estimated fair values of other financial instruments at December 31, 1997, are listed in the following table:



                                                              Carrying       Estimated
                                                               Amount       Fair Value
                                                            ----------      ----------
                                                               (Dollars in Thousands)

         Bank Debt                                          $  287,000      $  287,000
         Commercial Paper                                      398,744         398,744
         Debentures                                            585,877         371,138
         Yen Loan                                              168,198         162,973
         Cityplace Term Loan                                   277,926         292,686
         Convertible Debt
         - not practicable to estimate fair value              300,000            -

       The methods and assumptions used in estimating the fair value for each of the classes of financial instruments presented in the table above are as follows:

        - The carrying amount of the Bank Debt approximates fair value because the interest rates are variable.

        - Commercial paper borrowings are sold at market interest rates and have an average remaining maturity of less than 15 days.
Therefore, the carrying amount of commercial paper is a reasonable estimate of its fair value. The guarantee of the commercial paper by IY is an integral part of the estimated fair value of the commercial paper borrowings.

        - The fair value of the Debentures is estimated based on December 31, 1997, bid prices obtained from investment banking firms where traders regularly make a market for these financial instruments. The carrying amount of the Debentures includes $151,677,000 of SFAS No. 15 Interest.

        - The fair value of the Yen Loan is estimated by calculating the present value of the future yen cash flows at current interest and exchange rates.

        - The fair value of the Cityplace Term Loan is estimated by calculating the present value of the future cash flows at current interest rates.

     - It is not practicable, without incurring excessive costs, to estimate the fair value of the Convertible Debt (see Note 9) at December 31, 1997. The fair value would be the sum of the fair values assigned to both an interest rate and an equity component of the debt by a valuation firm.

DERIVATIVES - The Company is using derivative financial instruments to reduce its exposure to market risk resulting from fluctuations in both foreign exchange rates and interest rates (see Note 17).
On December 10, 1997, the Company hedged an anticipated yen-denominated loan to be closed in the second quarter of 1998 by purchasing a put option for 12.5 billion yen from a major financial institution at a strike price of 129.53 yen per dollar. The cost of the put option of $2,131,000 has been treated as deferred loan costs and is recorded in other assets at December 31, 1997. If the anticipated transaction does not close and the exchange rate is below 129.53 yen per dollar, the Company will recognize the $2,131,000 as expense. If the anticipated transaction does not close and the exchange rate is above 129.53 yen per dollar, the Company will receive value for the put, which could offset some or all of the cost of the put and could result in additional income to the Company.

In addition, as part of the transaction, the Company financed the purchase of the put option by selling a call option at a strike price of 125.08 yen per dollar with the same yen amount and maturity as the put option, thereby committing the Company to exchange at a rate of 125.08. The call option is marked to market and had a balance of $1,614,000 included in accrued expenses and other liabilities at December 31, 1997. If the exchange rate appreciates below 125.08, the Company will lose proceeds from the call. If the exchange rate appreciates below 123.09, the Company will recognize expense in 1998.

11.    EMPLOYEE BENEFIT PLANS

       PROFIT SHARING PLANS - The Company maintains profit sharing plans for its U.S. and Canadian employees. In 1949, the Company excluding its Canadian subsidiary ("Southland") adopted The Southland Corporation Employees' Savings and Profit Sharing Plan (the "Savings and Profit
Sharing Plan") and, in 1970, the Company's Canadian subsidiary adopted the Southland Canada, Inc., Profit Sharing Pension Plan. In
1997, the name of the Canadian plan was changed to the Southland
Canada, Inc., Pension Plan. These plans provide retirement benefits to eligible employees.

       Contributions to the Savings and Profit Sharing Plan, a 401(k) defined contribution plan, are made by both the participants and Southland. Southland contributes the greater of approximately 10% of its net earnings or an amount determined by Southland's president. Net earnings are calculated without regard to the contribution to the Savings and Profit Sharing Plan, federal income taxes, gains from debt repurchases and refinancings and, at the discretion of Southland's president, income from accounting changes. The contribution by Southland is generally allocated to the participants on the basis of their individual contribution and years of participation in the Savings and Profit Sharing Plan. The provisions of the Southland Canada, Inc., Pension Plan are similar to those of the Savings and Profit Sharing Plan. Total contributions to these plans for the years ended December 31, 1997, 1996 and 1995 were $12,977,000, $14,069,000 and $11,318,000, respectively, and are included in OSG&A.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN - Effective January 1, 1998, the Company established The Southland Corporation Supplemental Executive Retirement Plan for Eligible Employees (the "Supplemental Executive Retirement Plan"), which is an unfunded employee pension benefit plan maintained primarily to allow compensation to be deferred by highly compensated employees as defined by the Internal Revenue Service. Benefits under this plan constitute general obligations of the Company, subject to the claims of general creditors of the Company, and participants have no security or other interest in such funds.
Contributions to the Supplemental Executive Retirement Plan, a deferred compensation plan, are made by the participant and may be made by the Company. A participant may elect to defer a maximum of twelve percent of eligible compensation. The Company may make a matching contribution, if so authorized each plan year, up to a maximum of six percent of the participant's eligible compensation minus the amount of the participant's deferral to the Savings and Profit Sharing Plan. Matching contributions, if any, will be credited to the participant's account at the same rate that Southland matches under the Savings and Profit Sharing Plan, but using years of service with the Company, minus one, rather than years of participation in the Savings and Profit Sharing Plan to determine a participant's group.

POSTRETIREMENT BENEFITS - The Company's group insurance plan (the "Insurance Plan") provides postretirement medical and dental benefits for all retirees that meet certain criteria. Such criteria include continuous participation in the Insurance Plan ranging from 10 to 15 years depending on hire date, and the sum of age plus years of continuous service equal to at least 70. The Company contributes toward the cost of the Insurance Plan a fixed dollar amount per retiree based on age and number of dependents covered, as adjusted
                            62
for actual claims experience. All other future costs and cost increases will be paid by the retirees. The Company continues to fund its cost on a cash basis; therefore, no plan assets have been accumulated.

       Net periodic postretirement benefit costs for 1997, 1996 and 1995 include the following components:

                                                 1997        1996        1995
                                              ---------   ---------   ---------
                                                     (Dollars in Thousands)

          Service cost                        $    521    $    595    $    585
          Interest cost                          1,535       1,496       1,678
          Amortization of unrecognized gain       (603)       (498)       (583)
                                              ---------   ---------   ---------
                                              $  1,453    $  1,593    $  1,680
                                              =========   =========   =========

       The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% and 7.5% at December 31, 1997 and 1996, respectively. Components of the accrual recorded in the Consolidated Balance Sheets are as follows:

                                                                   December 31
                                                          --------------------------
                                                              1997            1996
                                                              ----            ----
                                                             (Dollars in Thousands)

         Accumulated Postretirement
           Benefit Obligation:
             Retirees                                     $   10,158      $   11,174
             Active employees eligible to retire               5,866           4,772
             Other active employees                            5,214           5,251
                                                          -----------     -----------
                                                              21,238          21,197
         Unrecognized gains                                    7,724           7,623
                                                          -----------     -----------
                                                          $   28,962      $   28,820
                                                          ===========     ===========

       STOCK INCENTIVE PLAN - The Southland Corporation 1995 Stock Incentive Plan (the "Stock Incentive Plan") was adopted by the Company in
October 1995 and approved by the shareholders in April 1996.  The
Stock Incentive Plan provides for the granting of stock options, stock appreciation rights, performance shares, restricted stock, restricted stock units, bonus stock and other forms of stock-based awards and authorizes the issuance of up to 41 million shares over a ten-year period to certain key employees and officers of the Company.
All options granted in 1997, 1996 and 1995 were granted at an exercise price that was equal to the fair market value on the date of grant. The options granted are exercisable in five equal installments beginning one year after grant date with possible acceleration thereafter based upon certain improvements in the price of the Company's common stock.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the options granted: for each year presented, expected life of five years and no dividend yields, combined with risk-free interest rates of 5.81%, 6.39% and 5.89% in 1997, 1996 and 1995, respectively, and expected volatility of 51.37% in 1997 and 55.49% in both 1996 and 1995.

A summary of the status of the Stock Incentive Plan as of December 31, 1997, 1996 and 1995, and changes during the years ending on those dates, is presented below:

                                                1997                      1996                        1995
                                       -------------------------   -------------------------   ------------------------
                                       Shares   Weighted-Average   Shares   Weighted-Average   Shares   Weighted-Average
Fixed Options                          (000's)   Exercise Price    (000's)   Exercise Price    (000's)   Exercise Price
--------------------------------      --------  ----------------   -------  ----------------   -------  ----------------
Outstanding at beginning of year       7,618       $3.0895          3,864      $3.1875             -            -
Granted                                3,390        2.4690          3,978       3.0000           3,864       $3.1875
Exercised                               -             -              -            -                -            -
Forfeited                               (508)       3.0679           (224)      3.1875             -            -
                                      --------                     --------                     -------
Outstanding at end of year            10,500       $2.8903          7,618      $3.0895           3,864       $3.1875
                                      ========                     ========                     =======
Options exercisable at year-end        2,126       $3.1231            728      $3.1875             -            -
Weighted-average fair value of
  options granted during the year    $1.2691                      $1.6413                      $1.7243


               Options Outstanding                                       Options Exercisable
   ------------------------------------------------------------     -----------------------------
                                     Weighted
                      Options         Average        Weighted         Options        Weighted
     Range of       Outstanding      Remaining        Average        Exercisable      Average
   Exercise Prices  at 12/31/97  Contractual Life  Exercise Price   at 12/31/97   Exercise Price
   ---------------  -----------  ----------------  --------------   ------------  ---------------
    $2.4690          3,389,500       9.87           $2.4690               -             -
     3.0000          3,653,940       8.75            3.0000             730,788      $3.0000
     3.1875          3,456,360       7.81            3.1875           1,395,420       3.1875
                    -----------                                     -----------
  2.4690 - 3.1875   10,499,800       8.80            2.8903           2,126,208       3.1231
                    ===========                                     ===========


       The Company is accounting for the Stock Incentive Plan under the provisions of APB No. 25 (see Note 1) and, accordingly, no compensation cost has been recognized. If compensation cost had been determined based on the fair value at the grant date for awards under this plan consistent with the method prescribed by SFAS No. 123, the Company's net earnings and earnings per share for the years ended December 31, 1997, 1996 and 1995, would have been reduced to the pro forma amounts indicated in the table below:


                                                 1997        1996        1995
                                               ---------   --------   ----------
                                                   (Dollars in Thousands,
                                                    Except Per-Share Data)
         Net earnings:
            As reported                        $70,042      $89,476    $270,763
            Pro forma                           68,542       88,520     270,610

         Earnings per common share:
            As reported
               Basic                           $   .17      $   .22    $   .66
               Diluted                             .16          .20        .65
            Pro forma
               Basic                           $   .17      $   .22    $   .66
               Diluted                             .16          .20        .65

       EQUITY PARTICIPATION PLAN - In 1988, the Company adopted The Southland Corporation Equity Participation Plan (the "Participation Plan"), which provided for the granting of both incentive options and nonstatutory options and the sale of convertible debentures to certain key employees and officers of the Company. In the aggregate, not more than 3,529,412 shares of common stock of the Company were authorized for issuance pursuant to the Participation Plan.

       Options were granted at the fair market value on the date of grant, which was the same as the conversion price provided in the debentures. All options and convertible debentures that were vested became exercisable as of December 31, 1994. As of December 31, 1997, no shares had been issued, and the right to exercise all outstanding options and convertible debentures expired. Pursuant to its terms, the Participation Plan terminated on that date.

       GRANT STOCK PLAN - In 1988, the Company adopted The Southland Corporation Grant Stock Plan (the "Stock Plan"). Under the provisions of the Stock Plan, up to 750,000 shares of common stock are authorized to be issued to certain key employees and officers of the Company. The stock is fully vested upon the date of issuance. As of December 31, 1997, 480,844 shares had been issued pursuant to the Stock Plan. No shares have been issued since 1988, and the Company has no present intent to grant additional shares.

12.    LEASES

       LEASES - Certain property and equipment used in the Company's business is leased. Generally, real estate leases are for primary terms from 14 to 20 years with options to renew for additional periods, and equipment leases are for terms from one to ten years. The leases do not contain restrictions that have a material effect on the Company's operations.

       In April 1997, the Company obtained commitments from the same group of lenders that participated in the Credit Agreement (see Note 8) for up to $115 million of lease financing to be used primarily for electronic point-of-sale equipment associated with the Company's retail information system. On October 1, 1997, the Company received $41,406,000 of the available funding under the lease facility and intends to use the remainder of the funding as the system rollout continues. Lease payments are variable based on changes in LIBOR.

       Individual leases under this master lease facility have initial terms that expire on June 30, 2000, at which time the Company has an option to cancel all leases under this facility by purchasing the equipment or arranging its sale to a third party. The Company also has the option to renew the leases semiannually until five years after the beginning of the individual leases. At each semiannual renewal date, the Company has the option to purchase the equipment and end the lease. Individual leases may be extended beyond five years through an extended rental agreement.

       The composition of capital leases reflected as property and equipment in the Consolidated Balance Sheets is as follows:


                                                                 December 31
                                                         --------------------------
                                                             1997           1996
                                                             ----           -----
                                                             (Dollars in Thousands)

         Buildings                                       $  111,946      $  106,358
         Equipment                                           43,115             142
                                                         -----------     -----------
                                                            155,061         106,500
         Accumulated amortization                           (72,059)        (71,019)
                                                         -----------     -----------
                                                         $   83,002      $   35,481
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

       Future minimum lease payments for years ending December 31 are as follows:


                                                             Capital       Operating
                                                              Leases        Leases
                                                           ----------    -----------
                                                             (Dollars in Thousands)

         1998                                              $  31,890     $  117,568
         1999                                                 29,976         95,955
         2000                                                 27,332         77,962
         2001                                                 24,618         63,157
         2002                                                 14,894         47,257
         Thereafter                                           57,629        160,496
                                                           ----------     ----------
         Future minimum lease payments                       186,339     $  562,395
                                                                         ===========
         Estimated executory costs                              (136)
         Amount representing imputed interest                (60,426)
                                                           ----------
         Present value of future minimum lease payments    $ 125,777
                                                           ==========

       Minimum noncancelable sublease rental income to be received in the future, which is not included above as an offset to future payments, totals $16,265,000 for capital leases and $13,427,000 for operating leases.

       Rent expense on operating leases for the years ended December 31, 1997, 1996 and 1995, totaled $136,516,000, $132,760,000 and
$125,456,000, respectively, including contingent rent expense of $9,360,000, $9,438,000 and $8,508,000, but reduced by sublease rent income of $6,620,000, $7,175,000 and $7,296,000.  Contingent rent expense on capital leases for the years ended December 31, 1997, 1996 and 1995, was $1,987,000, $2,088,000 and $2,399,000, respectively.
Contingent rent expense is generally based on sales levels or changes in the Consumer Price Index.

       LEASES WITH THE SAVINGS AND PROFIT SHARING PLAN - At December 31, 1997, the Savings and Profit Sharing Plan owned 99 stores leased to the Company under capital leases and 629 stores leased to the Company under operating leases at rentals which, in the opinion of management, approximated market rates at the date of lease. In addition, in 1997, 1996 and 1995, there were 64, 38 and 67 leases, respectively, that either expired or, as a result of properties that were sold by the Savings and Profit Sharing Plan to third parties, were cancelled or assigned to the new owner. Also, one property was sold to the Company by the Savings and Profit Sharing Plan in 1997. Included in the consolidated financial statements are the following amounts related to leases with the Savings and Profit Sharing Plan:


                                                                   December 31
                                                           ------------------------
                                                               1997          1996
                                                               ----          ----
                                                            (Dollars in Thousands)

         Buildings (net of accumulated amortization
           of $4,830 and $6,718)                           $    513      $  1,144
                                                           =========     ==========
         Capital lease obligations (net of current
           portion of $709 and $1,200)                     $    321      $  1,055
                                                           =========     =========

                                                           Years Ended December 31
                                                        ---------------------------
                                                          1997      1996      1995
                                                          ----      ----      ----
                                                          (Dollars in Thousands)

         Rent expense under operating leases and
            amortization of capital lease assets        $23,961   $25,670   $26,850
                                                        =======   =======   =======
         Imputed interest expense on capital
            lease obligations                           $   159   $   299   $   483
                                                        =======   =======   =======
         Capital lease principal payments included
           in principal payments under long-term
           debt agreements                              $ 1,183   $ 1,580   $ 1,818
                                                        =======   =======   =======

13.    COMMITMENTS AND CONTINGENCIES

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

ENVIRONMENTAL - In December 1988, the Company closed its chemical manufacturing facility in New Jersey. As a result, the Company is required to conduct environmental remediation at the facility and has submitted a clean-up plan to the New Jersey Department of Environmental Protection (the "State"), which provides for active remediation of the site for approximately a three-to-five-year period, as well as continued groundwater monitoring and treatment for a projected 15-year period approved by the State. The Company has received conditional approval of its clean-up plan. The projected 15-year clean-up period represents a reduction from the previously reported 20-year period and is a result of revised estimates as determined by an independent environmental management company in the first quarter of 1997. These revised estimates, which generally resulted from the conditional approval of the Company's plan, reduced both the estimated time and the estimated costs to complete the project and resulted in decreasing the liability and the related receivable balances by $16.3 million and $9.7 million, respectively. The Company has recorded undiscounted liabilities representing its best estimates of the clean-up costs of $10,442,000 and $30,900,000 at December 31, 1997 and 1996,
respectively. Of this amount, $8,624,000 and $25,246,000 are included in deferred credits and other liabilities and the remainder in accrued expenses and other liabilities for the respective years.

In 1991, the Company and the former owner of the facility executed a final settlement pursuant to which the former owner agreed to pay a substantial portion of the clean-up costs. Based on the terms of the settlement agreement and the financial resources of the former owner, the Company has recorded receivable amounts of $6,126,000 and $18,227,000 at December 31, 1997 and 1996, respectively. Of this amount, $4,907,000 and $14,861,000 are included in other assets and the remainder in accounts receivable for 1997 and 1996, respectively.

       Additionally, the Company accrues for the anticipated future costs and the related probable state reimbursement amounts for remediation activities at its existing and previously operated gasoline store sites where releases of regulated substances have been detected. At December 31, 1997 and 1996, respectively, the Company's estimated undiscounted liability for these sites was $40,880,000 and $46,508,000, of which $22,880,000 and $28,508,000 are included in deferred credits and other liabilities and the remainder is included in accrued expenses and other liabilities. These estimates were based on the Company's prior experience with gasoline sites and its consideration of such factors as the age of the tanks, location of tank sites and experience with contractors who perform environmental assessment and remediation work. The Company anticipates that substantially all of the future remediation costs for detected releases at these sites as of December 31, 1997, will be incurred within the next five years.

Under state reimbursement programs, the Company is eligible to receive reimbursement for a portion of future remediation costs, as well as a portion of remediation costs previously paid.
Accordingly, the Company has recorded net receivable amounts of $44,809,000 and $50,025,000 for the estimated probable state reimbursements, of which $33,809,000 and $39,025,000 are included in other assets and the remainder in accounts receivable for 1997 and 1996, respectively. The Company increased the estimated net environmental cost reimbursements at the end of 1996 by approximately $7,500,000 as a result of completing a review of state reimbursement programs. In assessing the probability of state reimbursements, the Company takes into consideration each state's fund balance, revenue sources, existing claim backlog, status of clean-up activity and claim ranking systems. As a result of these assessments, the recorded receivable amounts in other assets are net of allowances of $9,704,000 and $9,459,000 for 1997 and 1996, respectively. While there is no assurance of the timing of the receipt of state reimbursement funds, based on the Company's experience, the Company expects to receive the majority of state reimbursement funds, except from California, within one to three years after payment of eligible remediation expenses, assuming that the state administrative procedures for processing such reimbursements have been fully developed. The Company estimates that it may take one to seven years to receive reimbursement funds from California. Therefore, the portion of the recorded receivable amounts that relates to sites where remediation activities have been conducted has been discounted at 5.7% and 7% in 1997 and 1996, respectively, to reflect its present value. The 1997 and 1996 recorded receivable amounts are net of discounts of $6,048,000 and $6,398,000, respectively.

The estimated future remediation expenditures and related state reimbursement amounts could change within the near future as governmental requirements and state reimbursement programs continue to be implemented or revised.

14.    INCOME TAXES

       The components of earnings before income taxes and extraordinary gain are as follows:

                                                     Years Ended December 31
                                             ------------------------------------
                                                1997         1996         1995
                                             -------     ---------      --------
                                                    (Dollars in Thousands)
         Domestic (including royalties of
           $67,259, $63,536 and $59,044
           from area license agreements
           in foreign countries)            $ 109,982     $ 124,316     $  98,775
         Foreign                                5,313         6,508         2,754
                                            ---------     ---------     ---------
                                            $ 115,295     $ 130,824     $ 101,529
                                            ==========    ==========    ==========

       The provision for income taxes in the accompanying Consolidated Statements of Earnings consists of the following:

                                                   Years Ended December 31
                                                -------------------------------
                                                  1997       1996      1995
                                                --------   --------   ---------
                                                     (Dollars in Thousands)
         Current:
             Federal                            $  1,182   $  5,054   $  8,251
             Foreign                              11,559     10,704      8,968
             State                                   700      1,800        985
                                                --------   --------   ---------
                     Subtotal                     13,441     17,558     18,204

         Deferred:
             Provision                            31,812     23,790     60,709
             Beginning of year valuation
                 allowance adjustment               -          -      (144,978)
                                                --------   ---------  ---------
                     Subtotal                     31,812     23,790    (84,269)
                                                --------   ---------  ---------
         Income taxes (benefit) before
             extraordinary gain                 $ 45,253   $ 41,348   $(66,065)
                                                ========   =========  =========

       Included in the accompanying Consolidated Statements of Shareholders' Equity (Deficit) at December 31, 1997 and 1996, respectively, are
$5,870,000 and $6,882,000 of income taxes provided on unrealized gains on marketable securities.

       Reconciliations of income taxes (benefit) before extraordinary gain at the federal statutory rate to the Company's actual income taxes provided are as follows:

                                                        Years Ended December 31
                                                   --------------------------------
                                                     1997       1996        1995
                                                   --------   --------    ---------
                                                         (Dollars in Thousands)
         Taxes at federal statutory rate           $ 40,353   $ 45,788    $ 35,535
         State income taxes, net of federal
            income tax benefit                          455      1,170         640
         Foreign tax rate difference                  2,095      1,077         886
         Net change in valuation allowance
            excluding the tax effect of the 1995
            extraordinary item                         -          -       (108,632)
         Settlement of IRS examination                 -        (7,261)      -
         Other                                        2,350        574       5,506
                                                   ---------  ---------   ---------
                                                   $ 45,253   $ 41,348    $(66,065)
                                                   =========  =========   =========

       The valuation allowance for deferred tax assets decreased in 1995 by $174,589,000. The decrease consisted of a $90,320,000 decrease resulting from changes in the Company's gross deferred tax assets and liabilities and an $84,269,000 decrease resulting from a change in estimate regarding the realizability of the Company's deferred tax assets. Based on the Company's trend of positive earnings from 1993 through 1995 and future expectations, the Company determined that it was more likely than not that its deferred tax assets would be fully realized.

       Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                              December 31
                                                       ------------------------
                                                          1997          1996
                                                       ----------    ----------
                                                        (Dollars in Thousands)
         Deferred tax assets:
            SFAS No. 15 interest                       $  65,559     $  75,037
            Compensation and benefits                     40,729        42,573
            Accrued insurance                             33,838        39,494
            Accrued liabilities                           25,980        35,677
            Tax credit carryforwards                      13,981         8,924
            Debt issuance costs                            6,777         8,059
            Other                                          6,312         5,056
                                                       ----------     ---------
               Subtotal                                  193,176       214,820

         Deferred tax liabilities:
            Area license agreements                      (70,459)      (77,811)
            Property and equipment                       (61,687)      (41,636)
            Other                                        (10,791)      (11,777)
                                                       ----------    - --------
               Subtotal                                 (142,937)     (131,224)
                                                       ----------    ----------
         Net deferred taxes                            $  50,239     $  83,596
                                                       ==========    ==========

       At December 31, 1997, the Company's net deferred tax asset is recorded in other current assets (see Note 4) and deferred credits and other liabilities. At December 31, 1996, the Company's net deferred tax asset is recorded in other current assets and other assets (see Notes 4 and 6).

       At December 31, 1997, the Company had approximately $12,200,000 of alternative minimum tax ("AMT") credit carryforwards and $1,700,000 of foreign tax credit carryforwards. The AMT credits have no expiration date and the foreign tax credits expire in 2002.

15.    EARNINGS PER COMMON SHARE

       The Company adopted SFAS No. 128, "Earnings per Share," in December 1997. This statement, which replaces APB Opinion No. 15, "Earnings per Share," establishes simplified accounting standards for computing earnings per share ("EPS") and makes them comparable to international
EPS standards.

       Basic EPS is computed by dividing net earnings by the weighted-average number of common shares outstanding during each year.
Diluted EPS is computed by dividing net earnings, plus interest on Convertible Debt (see Note 9) net of tax benefits, by the sum of the weighted-average number of common shares outstanding, the weighted-average number of common shares associated with the Convertible Debt and the dilutive effects of the stock options outstanding (see Note
11) during each year. All prior-period EPS amounts presented have been restated to conform to the provisions of SFAS No. 128.

       A reconciliation of the numerators and the denominators of the basic and diluted per-share computations for net earnings , as required by SFAS No. 128, is presented below:

                                                        Years Ended December 31
                                                   --------------------------------
                                                     1997       1996        1995
                                                   --------   --------   ---------
                                                         (Dollars in Thousands)
           BASIC EPS COMPUTATION:
EARNINGS (NUMERATOR)
   Net earnings                                    $ 70,042   $ 89,476   $270,763
                                                   --------   --------   --------
   Earnings available to common shareholders         70,042     89,476    270,763

SHARES (DENOMINATOR)
   Weighted-average number of common
    shares outstanding                             409,923    409,923    409,923

BASIC EPS                                            $ .17      $ .22      $ .66
                                                     ======     =====      =====

           DILUTED EPS COMPUTATION:
EARNINGS (NUMERATOR)
   Earnings available to common shareholders       $ 70,042   $ 89,476   $270,763
   Add interest on Convertible Debt, net of tax       8,343      8,297      1,093
                                                     ------     ------    -------
   Earnings available to common shareholders
     plus assumed conversions                        78,385     97,773    271,856

SHARES (DENOMINATOR)
   Weighted-average number of common
     shares outstanding                             409,923    409,923    409,923
   Add effects of assumed conversions:
     Exercise of stock options                          170        167         45
     Conversion of Convertible Debt                  72,112     72,112      6,811
                                                    -------    -------    -------
   Weighted-average number of common
     shares outstanding plus shares from
     assumed conversions                            482,205    482,202    416,779

DILUTED EPS                                          $ .16      $ .20      $ .65
                                                     ======     ======     ======

16.    PREFERRED STOCK

The Company has 5,000,000 shares of preferred stock authorized for issuance. Any preferred stock issued will have such rights, powers and preferences as determined by the Company's Board of Directors.

17.    SUBSEQUENT EVENTS

LEGAL SETTLEMENT - The Company is a defendant in two legal actions, which are referred to as the 7-Eleven OFFF and Valente cases, filed by franchisees in 1993 and 1996, respectively, asserting various claims against the Company. A nationwide settlement has recently been negotiated and, in connection with the settlement, these two cases have been combined on behalf of a class of all persons who operated 7-Eleven convenience stores in the continental United States at any time between January 1, 1987 and July 31, 1997, under franchise agreements with the Company. In January 1998, a notice was mailed to the class members summarizing the terms of the proposed settlement. Class members have until March 31, 1998, to opt out of the settlement. A final hearing to approve the settlement is scheduled for April 24, 1998. The Company's accruals are sufficient to cover the $11,750,000 payment due under the settlement, and there was no material impact in 1997.

FINANCING / CALL OF DEBENTURES - On February 26, 1998, the Company issued $80 million principal amount of Convertible Quarterly Income Debt Securities due 2013 ("1998 QUIDS") to IY and SEJ. The Company intends to use the proceeds primarily to repurchase a portion of its outstanding Debentures, and on February 27, 1998, the Company issued a 30-day call for the redemption of the remaining $21,787,000 principal amount of its 12% Debentures at 100% of the principal amount together with the related accrued interest.

The 1998 QUIDS have an interest rate of 4-1/2%, and the Company has the right to defer interest payments for up to 20 consecutive quarters. After three years, the 1998 QUIDS have a mandatory conversion feature when certain conditions are met with regard to the Company's closing common stock price. If such conditions are met, the 1998 QUIDS are convertible into 32,508,000 shares of the Company's common shares, which was derived by dividing $80 million by the Company's closing common stock price on the date prior to their issuance plus a conversion premium of 25%. The 1998 QUIDS are subordinate to all existing debt, except they are equivalent to the Convertible Debt (see Note 9).

INTEREST RATE SWAP - On March 12, 1998, the Company entered into a forward starting interest rate swap hedge agreement that fixes the interest rate at 2.325% on an anticipated 12.5 billion yen floating rate loan, which is expected to be funded around the end of April 1998. The Company would be at risk of loss if the anticipated transaction does not close and Japanese interest rates decline. If the loan does not close, the hedge will unwind by the end of June 1998.

18.    QUARTERLY FINANCIAL DATA (UNAUDITED)

       Summarized quarterly financial data for 1997 and 1996 is as follows:


        YEAR ENDED DECEMBER 31, 1997:

                                      First    Second   Third   Fourth
                                     Quarter  Quarter  Quarter  Quarter   Year
                                     -------  -------  -------  -------  ------
                                    (Dollars in Millions, Except Per-Share Data)
         Net sales                   $1,604   $1,782   $1,874   $1,711   $6,971
         Gross profit                   450      522      552      488    2,012
         Income taxes                     4       17       22        2       45
         Net earnings                     6       26       33        5       70
         Earnings per common share:
            Basic                       .01      .06      .08      .01      .17
            Diluted                     .01      .06      .07      .01      .16



        YEAR ENDED DECEMBER 31, 1996:

                                      First    Second   Third   Fourth
                                     Quarter  Quarter  Quarter  Quarter   Year
                                     -------  -------  -------  -------  ------
                                    (Dollars in Millions, Except Per-Share Data)
         Net sales                   $1,563   $1,792   $1,840   $1,674   $6,869
         Gross profit                   442      525      541      468    1,976
         Income taxes (benefit)           4       20       25       (8)      41
         Net earnings                     5       30       38       16       89
         Earnings per common share:
            Basic                       .01      .07      .09      .04      .22
            Diluted                     .01      .07      .08      .04      .20

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of The Southland Corporation


We have audited the accompanying consolidated balance sheets of The Southland Corporation and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material mis-statement. An audit includes examining, on a test basis, evidence sup-porting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant est-imates made by management, as well as evaluating the overall financial state-ment presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Southland Corporation and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



Coopers & Lybrand L.L.P.


Dallas, Texas
February 5, 1998, except as to items 2 and 3 in Note 17, for which the date is March 12, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain of the information required in response to this Item is incorporated by reference from the Registrant's Definitive Proxy Statement for the April 22, 1998 Annual Meeting of Shareholders.

     See also "Executive Officers of the Registrant" beginning on page 20, herein.

ITEM 11.     EXECUTIVE COMPENSATION

     The information required in response to this Item is incorporated herein by reference from the Registrant's Definitive Proxy Statement for the April 22, 1998 Annual Meeting of Shareholders.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

     The information required in response to this Item is incorporated herein by reference from the Registrant's Definitive Proxy Statement for the April 22, 1998 Annual Meeting of Shareholders.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required in response to this Item is incorporated herein by reference to the Registrant's Definitive Proxy Statement for the April 22, 1998 Annual Meeting of Shareholders.

PART IV



Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     The following documents are filed as a part of this report:

1. The Southland Corporation and Subsidiaries Financial Statements for the three years in the period ended December 31, 1997 are included herein:

                                                                                                       Page
Consolidated Balance Sheets - December 31,1997 and 1996                                                46
Consolidated Statements of Earnings - Years Ended December 31, 1997, 1996 and 1995                     47
Consolidated Statements of Shareholders Equity (Deficit) - Years Ended December 31, 1997,  1996
  and 1995                                                                                             48
Consolidated Statements of Cash Flows - Years Ended December 31, 1997, 1996 and 1995                   49
Notes to Consolidated Financial Statements                                                             50
Independent Auditors Report of Coopers & Lybrand L.L.P.                                               77


2. The Southland Corporation and Subsidiaries Financial Statement Schedule, included herein.

                                                                                                     Page
Independent Auditors Report of Coopers & Lybrand L.L.P. on Financial Statement Schedule              84

  II - Valuation and Qualifying Accounts                                                              85


All other schedules have been omitted because they are not applicable, are not required, or the required information is shown in the financial statements or notes thereto.


3. The following is a list of the Exhibits required to be filed by Item 601 of Regulation S-K.


EXHIBIT NO.
2.               PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION.

2.(1)            Debtors Plan of Reorganization, dated October 24, 1990, as filed in the United States
                 Bankruptcy Court, Northern District of Texas, Dallas Division, and Addendum to Debtors
                 Plan of Reorganization dated January 23, 1991, incorporated by reference to The Southland
                 Corporations Current Report on Form 8-K dated January 23, 1991, File Numbers 0-676 and
                 0-16626, Exhibits 2.1 and 2.2.

2.(2)            Stock Purchase Agreement, dated as of January 25, 1991, by and among The Southland
                 Corporation, Ito-Yokado Co., Ltd. and Seven-Eleven Japan Co., Ltd., incorporated by reference to The Southland Corporations Current Report on Form 8-K dated January 23, 1991,
                 File Numbers 0-676 and 0-16626, Exhibit 2.3.

2.(3)            Confirmation Order issued on February 21, 1991 by the United States Bankruptcy Court for
                 the Northern District of Texas, Dallas Division, incorporated by reference to The
                 Southland Corporations Current Report on Form 8-K dated March 4, 1991, File Numbers
                 0-676 and 0-16626, Exhibit 2.1.

                                      79


3.               ARTICLES OF INCORPORATION AND BYLAWS.

3.(1)            Second Restated Articles of Incorporation of The Southland Corporation, as amended through
                 March 5, 1991, incorporated by reference to The Southland Corporations Annual Report on
                 Form 10-K for the year ended December 31, 1990, Exhibit 3.(1).

3.(2)            Bylaws of The Southland Corporation, restated as amended through April 24, 1996, incorporated by reference to File Nos. 0-676 and 0-16626, The Southland  Corporations
                 Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, Exhibit 3.

4.               INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES (SEE EXHIBITS
                 (3).(1) AND (3).(2), ABOVE).

4.(i)(1)         Specimen Certificate for Common Stock, $.0001 par value, incorporated by reference to the Southland Corporation's Annual report on Form 10-K for the year ended
                 December 31, 1996, Exhibit 4,(i)(1).

4.(i)(2)         Form of Voting Agreement and Stock Transfer Restriction and Buy-Back Agreement relating to shares of common stock, $.01 par value, issued pursuant to Grant Stock Plan, incorporated by reference to Registration Statement on Form S-8, Reg. No. 33-25327,
                 Exhibits 4.5 and 4.4.

4.(i)(3)         Shareholders Agreement dated as of March 5, 1991, among The Southland Corporation, Ito
                 Yokado Co., Ltd., IYG Holding Company, Thompson Brothers, L.P., Thompson Capital Partners,
                 L.P., The Hayden Company, The Williamsburg Corporation, Four J Investment, L.P., The Philp
                 Co., participants in the Companys Grant Stock Plan who are signatories thereto and certain limited partners of Thompson Capital Partners, L.P. who are signatories thereto, incorporated by reference to Schedule 13D filed by Ito-Yokado Co., Ltd., Seven-Eleven
                 Japan Co., Ltd. and IYG Holding Company, Exhibit A.

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

4.(ii)(1)        Indenture, including Debenture, with Ameritrust Company National Association, as trustee, providing for 5% First Priority Senior Subordinated Debentures due December 15, 2003,
                 incorporated by reference to The Southland Corporations Annual Report on Form 10-K for
                 the year ended December 31, 1990, Exhibit 4.(ii)(2).

4.(ii)(2)        Indenture, including Debentures, with The Riggs National Bank of Washington, D.C., as trustee providing for 4 1/2% Second Priority Senior Subordinated Debentures (Series A)
                 due June 15, 2004, 4% Second Priority Senior Subordinated Debentures (Series B) due
                 June 15, 2004, and 12% Second Priority Senior Subordinated Debentures (Series C) due
                 June 15, 2009, incorporated by reference to The Southland Corporations Annual Report on Form 10-K for the year ended December 31, 1990, Exhibit 4.(ii)(3).

4.(ii)(3)        Form of 4 1/2% Convertible Quarterly Income Debt Securities due 2010, incorporated by reference to File Nos. 0-676 and 0-16626, Form 8-K, dated November 21, 1995, Exhibit 4(v)-1.

4.(ii)(4)        Form of 4 1/2% Convertible Quarterly Income Debt Securities due 2013.*                      Tab 1






9.               VOTING TRUST AGREEMENT.  NONE.  (EXCEPT SEE EXHIBITS 4.(i)(2) AND 4.(i)(3), ABOVE.)

10.              MATERIAL CONTRACTS.

10.(i)(1)        Stock Purchase Agreement among The Southland Corporation, Ito-Yokado Co., Ltd. and
                 Seven-Eleven Japan Co., Ltd., dated as of January 25, 1991.  See Exhibit 2.(2), above.

10.(i)(2)        Credit Agreement, dated as of February 27, 1997, among The Southland Corporation, the financial institutions party thereto as Senior Lenders, the financial institutions party thereto as Issuing Banks, Citibank, N.A., as Administrative Agent, and The Sakura Bank,
                 Limited, New York Branch, as Co-Agent, incorporated by reference to File Nos. 0-676 and
                 0-16626, Annual report on form 10-K for the year ended December 31, 1996, Exhibit 10(i)(2).

10.(i)(3)        First Amendment dated as of February 9, 1998 to the Credit Agreement dated as of            Tab 2
                 February 27, 1997, among The Southland Corporation, the financial institutions party thereto as Senior Lenders, the financial institutions party thereto as issuing Banks,
                 Citibank, N.A., as Administrative Agent, and The Sakura Bank, Limited, New York
                 Branch, as Co-Agent.*

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

10.(i)(6)        Amended and Restated Lease Agreement between Cityplace Center East Corporation and The
                 Southland Corporation relating to The Southland Tower, Cityplace Center, Dallas, Texas,
                 incorporated by reference to The Southland Corporations Annual Report on Form 10-K for
                 the year ended December 31, 1990, Exhibit 10.(i)(7).

10.(i)(7)        Limited Recourse Financing for The Southland Corporation relating to royalties from Seven
                 Eleven (Japan) Company, Ltd. in the amount of Japanese Yen 41,000,000,000, dated March 21,
                 1988, incorporated by reference to File No. 0-676, Annual Report on Form 10-K for year ended December 31, 1988, Exhibit 10.(i)(6).

10.(i)(8)        Issuing and Paying Agency Agreement, dated as of August 17, 1992, relating to commercial paper facility, Form of Note, Indemnity and Reimbursement Agreement and amendment thereto and Guarantee, incorporated by reference to File Nos. 0-676 and 0-16626, Annual report on Form 10-K for the year ended December 31, 1995, Exhibit 10(i)(8).

10.(ii)(B)(1)    Standard Form of 7-Eleven Store Franchise Agreement, incorporated by reference to
                 File Nos. 0-676 and 0-16626, Annual Report on Form 10-K for the year ended December 31,
                 1996, Exhibit 10(ii)(B)(1), Tab 3.




10.(ii)(D)(1)    Master Leasing Agreement dated as of April 15, 1997, among the financial institutions party thereto as Lessor Parties, CBL Capital Corporation, as Agent for the
                 Lessor parties and The Southland Corporation, as Lessee, incorporated by reference to File Nos. 0-676 and 0-16626,  Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, Exhibit 10(ii)(D)(1).

10.(iii)(A)(1)   The Southland Corporation Executive Protection Plan Summary, incorporated by reference to The Southland Corporations Annual Report on Form 10-K for the year ended December 31,
                 1993, Exhibit 10.(iii)(A)(3).

10.(iii)(A)(2)   The Southland Corporation Officers Deferred Compensation Plan, sample agreement, incorporated by reference to The Southland Corporations Annual Report on Form 10 K for
                 the year ended December 31, 1993, Exhibit 10.(iii)(A)(4).

10.(iii)(A)(3)   Form of Bonus Deferral Agreement relating to deferral of Annual Performance                  Tab 3.
                 Incentive Payment.*

10.(iii)(A)(4)   1997 Performance Plan, incorporated by reference to File Nos. 0-676 and 0-16626,
                 Annual report on Form 10-K for the year ended December 31, 1996, Exhibit
                 10(iii)(A)(4).

10.(iii)(A)(5)   1995 Stock Incentive Plan, incorporated by reference to Registration Statement on
                 Form S-8, Reg. 33-63617, Exhibit 4.10.

10.(iii)(A)(6)   The Southland Corporation Supplemental Executive Retirement Plan for Eligible
                 Employees incorporated by reference to Registration Statement on Form S-8, Reg.
                 No. 333-42731, exhibit 4(i)(3).

10.(iii)(A)(7)   Form of Deferral Election Form for the Southland Corporation Supplemental                   Tab 4
                 Executive Retirement Plan for Eligible Employees.*

10.(iii)(A)(8)   Form of Award Agreement granting options to purchase Common Stock, dated
                 October 23, 1995, under the 1995 Stock Incentive Plan incorporated by reference to
                 File Nos. 0-676 and 0-16626, Annual Report on Form 10-K for the year ended
                 December 31, 1995, Exhibit 10(iii)(A)(10), Tab 4.

10.(iii)(A)(9)   Form of Award Agreement granting options to purchase Common Stock, dated
                 October 1, 1996, under the 1995 Stock Incentive Plan incorporated by reference to
                 File Nos. 0-676 and 0-16626, Annual Report on Form 10-K for the year ended
                 December 31, 1996, Exhibit 10(iii)(A)(6).

10.(iii)(A)(10)  Form of Award Agreement granting options to purchase Common Stock, dated                    Tab 5
                 November 12, 1997, under the 1995 Stock Incentive Plan.*

10.(iii)(A)(11)  Consultant's Agreement betweeen The Souhland Corporation and Timothy N. Ashida, incorported by reference to File No. 0-676, Annual Report on Form 10-K for the year ended December 31, 1991, Exhibit 10(iii)(A)(10), Tab 4.

10.(iii)(A)(12)  First Amendment to Consultant's Agreement between The Southland Corporation and Timothy N. Ashida, effective as of May 1, 1995, incorporated by refernce to File
                 No. 0-676, Annual report on Form 10-K for the year ended December 31, 1996,
                 Exhibit 10(iii)(A)(9).

11.              STATEMENT RE COMPUTATION OF PER-SHARE EARNINGS.
                 CALCULATION OF EARNINGS PER SHARE.
                       Not required

21.              SUBSIDIARIES OF THE REGISTRANT AS OF MARCH 1998.*                                            Tab 6



23.              CONSENTS OF EXPERTS AND COUNSEL
                 Consent of Coopers & Lybrand L.L.P.,  Independent Auditors.*                                 Tab 7

27.              FINANCIAL DATA SCHEDULE.FILED ELECTRONICALLY ONLY, NOT ATTACHED TO PRINTED REPORTS.

-----------------------
*Filed or furnished herewith



(b)     Reports on Form 8-K.

     During the fourth quarter of 1997, the Company filed no reports on Form
8-K.

(c) The exhibits required by Item 601 of Regulation S-K are attached hereto or incorporated by reference herein.

(d)(3) The financial statement schedule for The Southland Corporation and Subsidiaries is included herein, as follows:

     Schedule II - The Southland Corporation and Subsidiaries
                                                                          Page
                 Valuation and Qualifying Accounts
                 (for the Years Ended December 31, 1997, 1996 and 1995).
                                                                            85

INDEPENDENT AUDITORS REPORT

To the Board of Directors and Shareholders of The Southland Corporation

Our report on the consolidated financial statements of The Southland Corp-oration and Subsidiaries is included on page 77 of this Form 10-K. In con-nection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 79 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





Coopers & Lybrand L.L.P.


Dallas, Texas
February 5, 1998

                                                                                                      SCHEDULE II

                                  THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                                       VALUATION AND QUALIFYING ACCOUNTS

                                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                           (DOLLARS IN THOUSANDS)

                                                                    Additions
                                                              -----------------------
                                                  Balance at  Charged to   Charged to                  Balance at
                                                  beginning   costs and      other                        end
                                                  of period    expenses     accounts      Deductions    of period
                                                  ---------   ----------- -----------     ----------    ---------
Allowance for doubtful accounts:

 Year ended December 31, 1997.................... $  5,009    $  2,459    $   -           $  (672)(1)  $  6,796

 Year ended December 31, 1996....................    4,858       2,153        -            (2,002)(1)     5,009

 Year ended December 31, 1995....................    6,790         931        -            (2,863)(1)     4,858

Allowance for environmental cost reimbursements:

 Year ended December 31, 1997....................    9,459          -         -               245         9,704

 Year ended December 31, 1996....................   13,705          -         -            (4,246)        9,459

 Year ended December 31, 1995....................   18,890          -         -            (5,185)(2)    13,705



(1)  Uncollectible accounts written off, net of recoveries.
(2) Includes an adjustment due to the reassessment of the estimated reimbursement collectibility.


                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE SOUTHLAND CORPORATION
                                        (Registrant)

March 23, 1998                          /s/ Clark J. Matthews, II
                                        -------------------------
                                        Clark J. Matthews, II
                                        (President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                          TITLE                                         DATE
                              Chairman of the Board and Director
--------------------------
Masatoshi Ito

/s/ Toshifumi Suzuki          Vice Chairman of the Board and Director               March 23, 1998
--------------------------
Toshifumi Suzuki

/s/ Clark J. Matthews, II     President and Chief Executive Officer and Director     March 23, 1998
--------------------------    (Principal Executive Officer)
Clark J. Matthews, II

/s/ James W. Keyes            Executive Vice President and Chief Financial Officer  March 23, 1998
--------------------------    and Director(Principal Financial Officer)
James W. Keyes

/s/ Donald E. Thomas          Vice President and Controller                        March 23, 1998
--------------------------    (Principal Accounting Officer)
Donald E. Thomas

/s/ Yoshitami Arai            Director                                              March 23, 1998
--------------------------
Yoshitami Arai

/s/ Masaaki Asakura           Vice President and Director                           March 23, 1998
--------------------------
Masaaki Asakura

/s/ Timothy N. Ashida         Director                                              March 23, 1998
--------------------------
Timothy N. Ashida

/s/ Jay W. Chai               Director                                              March 23, 1998
--------------------------
Jay W. Chai

/s/ Gary J. Fernandes         Director                                              March 23, 1998
--------------------------
Gary J. Fernandes

/s/ Masaaki Kamata            Director                                              March 23, 1998
--------------------------
Masaaki Kamata

/s/ Kazuo Otsuka              Director                                              March 23, 1998
--------------------------
Kazuo Otsuka

/s/ Asher O. Pacholder        Director                                              March 23, 1998
--------------------------
Asher O. Pacholder

/S/Nobutake Sato              Director                                              March 23, 1998
--------------------------
Nobutake Sato



                                     86