Form 10-K/A
period 1997-12-31
SOUTHLAND CORP
filed 1998-05-05
CIK 92344

----------------------------------------------------------------------------
                              UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                             ------------------
                                  FORM 10-K/A
                                AMENDMENT NO. 1
                                     to
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended   December 31, 1997
                                  OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from
                                        ------ to ------
                  Commission File Numbers 0-676 and 0-16626
                             ----------------------
                          THE SOUTHLAND CORPORATION
           (Exact name of registrant as specified in its charter)

                     TEXAS                              75-1085131
        (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)             Identification No.)

     2711 NORTH HASKELL AVE., DALLAS, TEXAS             75204-2906
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

                                EXPLANATORY STATEMENT


THE SOUTHLAND CORPORATION'S ANNUAL REPORT ON FORM 10-K FOR THE PERIOD ENDED DECEMBER 31, 1997, IS BEING AMENDED IN ORDER TO INCLUDE AS EXHIBITS RESTATED FINANCIAL DATA SCHEDULES FOR THE PERIODS AS REQUIRED IN REGULATION S-K, ITEM 601(c)(2)(iii). THE RESTATEMENT IS DUE TO A CHANGE IN ACCOUNTING PRINCIPLES, SPECIFICALLY, STATEMENT OF FINANCIAL ACCOUNTING STANDARDS
NO. 128, "EARNINGS PER SHARE." IN ADDITION, THE RESTATED FINANCIAL DATA SCHEDULES ARE ALSO BEING AMENDED, WHERE APPROPRIATE, TO REFLECT RESTATEMENT OF CERTAIN NUMBERS THAT APPEARED IN THE SCHEDULES AS ORIGINALLY FILED. PURSUANT TO ITEM 601(c)(1)(iv) OF REGULATION S-K, THE FINANCIAL DATA
SCHEDULE IS NOT DEEMED TO BE "FILED" FOR PURPOSES OF SECTION 11 OF THE SECURITIES ACT OF 1933, AS AMENDED, OR SECTION 18 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

THE FOLLOWING ITEMS OR PARTS OF THE FORM 10-K FOR THE YEAR ENDED
DECEMBER 31, 1997, ARE HEREBY AMENDED AS FOLLOWS:

                          ITEM 14(a)(3), EXHIBIT 27



is amended by adding Exhibits 27.1 and 27.2, restating the Financial Data Schedules for the year ended December 31, 1997 and the periods ended
March 31, June 30, and September 30, 1997 (Exhibit 27.1) and for the years ended December 31, 1996 and 1995 and the periods ended March 31, June 30, and September 30, 1996 (Exhibit 27.2).

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  3.  The following is a list of the Exhibits required to be filed by
              Item 601 of Regulation S-K.

                27.1 Restated Financial Data Schedule for December 31, 1997 and for the periods ended March 31, June 30, and September 30, 1997
                27.2 Restated Financial Data Schedule for the years ended December 31, 1996 and 1995 and for the periods ended March 31, June 30, and September 30, 1996

                      EXHIBITS 27.1 and 27.2 ARE FILED ELECTRONICALLY ONLY, AND ARE NOT ATTACHED TO PRINTED REPORTS

                                        SIGNATURES


                                        SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                                THE SOUTHLAND CORPORATION


Dated:  May 4, 1998                             /s/ Donald E. Thomas
                                                --------------------------
                                               (Donald E. Thomas)
                                               Vice President and Controller

                                     INDEX TO EXHIBITS

                27.1 Restated Financial Data Schedule for December 31, 1997 and for the periods ended March 31, June 30, and September 30, 1997
                27.2 Restated Financial Data Schedule for the years ended December 31, 1996 and 1995 and for the periods ended March 31, June 30, and September 30, 1996

                      EXHIBITS 27.1 and 27.2 ARE FILED ELECTRONICALLY ONLY, AND ARE NOT ATTACHED TO PRINTED REPORTS