Form 10-Q
period 1998-03-31
SOUTHLAND CORP
filed 1998-05-13
CIK 92344

                                 FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                ----------------

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1998

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


                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     409,922,935 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of March 31, 1998.

                          THE SOUTHLAND CORPORATION
                                    INDEX


                                                                        Page
                                                                         No.
                                                                        ----

Part I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

     Condensed Consolidated Balance Sheets -
       March 31, 1998 and December 31, 1997...............................1

     Condensed Consolidated Statements of Earnings -
       Three Months Ended March 31, 1998 and 1997.........................2

     Condensed Consolidated Statements of Cash Flows -
       Three Months Ended March 31, 1998 and 1997.........................3

     Notes to Condensed Consolidated Financial Statements ................4

     Report of Independent Accountants....................................7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.......................................8

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......15

Part II.  OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS ........................................16
      ITEM 2.  CHANGES IN SECURITIES.....................................16
      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................16

SIGNATURES...............................................................17

Exhibit (15) - Letter re Unaudited Interim Financial Information......Tab 1

Exhibit (27) - Financial Data Schedule...................................*

*Submitted in electronic format only


                                    (i)

                    THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                       ASSETS

                                                           MARCH 31,      DECEMBER 31,
                                                             1998            1997
                                                        -------------    -------------
                                                        (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                            $      3,055     $     38,605
   Accounts receivable                                       130,048          126,495
   Inventories                                               102,253          125,396
   Other current assets                                      148,986           96,145
                                                        -------------    -------------
       TOTAL CURRENT ASSETS                                  384,342          386,641
PROPERTY AND EQUIPMENT                                     1,462,132        1,416,687
OTHER ASSETS                                                 288,950          286,753
                                                        -------------    -------------
                                                        $  2,135,424     $  2,090,081
                                                        =============    =============

                    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Trade accounts payable                               $    187,077     $    196,799
   Accrued expenses and other liabilities                    277,521          275,267
   Commercial paper                                           17,696           48,744
   Long-term debt due within one year                        269,859          208,839
                                                        -------------    -------------
       TOTAL CURRENT LIABILITIES                             752,153          729,649
DEFERRED CREDITS AND OTHER LIABILITIES                       190,519          187,414
LONG-TERM DEBT                                             1,522,391        1,594,545
CONVERTIBLE QUARTERLY INCOME DEBT SECURITIES                 380,000          300,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT):
   Common stock, $.0001 par value                                 41               41
   Additional capital                                        625,574          625,574
   Accumulated deficit                                    (1,346,292)      (1,352,058)
   Accumulated other comprehensive income                     11,038            4,916
                                                        -------------    -------------
       TOTAL SHAREHOLDERS' EQUITY (DEFICIT )                (709,639)        (721,527)
                                                        -------------    -------------
                                                        $  2,135,424     $  2,090,081
                                                        =============    =============



              See notes to condensed consolidated financial statements.

                             THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                            (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                            (UNAUDITED)

                                                                             THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                   ------------------------------
                                                                        1998             1997
                                                                   -------------    -------------
REVENUES:
     Net sales (Including $229,242 and $222,765 in excise taxes)   $  1,594,958     $  1,604,400
     Other income                                                        20,443           21,623
                                                                   -------------    -------------
                                                                      1,615,401        1,626,023

COSTS AND EXPENSES:
     Cost of goods sold                                               1,140,539        1,154,633
     Operating, selling, general and administrative expenses            471,716          438,288
     Interest expense, net                                               22,573           23,899
                                                                   -------------    -------------
                                                                      1,634,828        1,616,820
                                                                   -------------    -------------
EARNINGS (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY GAIN             (19,427)            9,203
INCOME TAXES (BENEFIT)                                                  (7,322)            3,681
                                                                   -------------     -------------
EARNINGS (LOSS) BEFORE EXTRAORDINARY GAIN                              (12,105)            5,522

EXTRAORDINARY GAIN ON DEBT REDEMPTION (net of
        tax effect of $11,425)                                          17,871               -
                                                                    ------------     -------------
NET EARNINGS                                                      $      5,766      $      5,522
                                                                   =============     =============
EARNINGS (LOSS) BEFORE EXTRAORDINARY GAIN PER COMMON SHARE:
     Basic                                                              $(.03)               $.01
     Diluted                                                            $(.03)               $.01
EXTRAORDINARY GAIN ON DEBT REDEMPTION PER COMMON SHARE:
     Basic                                                               $.04                $.00
     Diluted                                                             $.04                $.00
NET EARNINGS PER COMMON SHARE:
     Basic                                                               $.01                $.01
     Diluted                                                             $.01                $.01




                   See notes to condensed consolidated financial statements.

                                                2



<Page

                                     THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (DOLLARS IN THOUSANDS)

                                                    (UNAUDITED)
                                                                                         THREE MONTHS
                                                                                        ENDED MARCH 31,
                                                                                -------------------------------
                                                                                     1998              1997
                                                                                -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                                $      5,766     $      5,522
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Extraordinary gain on debt redemption                                        (17,871)             -
        Depreciation and amortization of property and equipment                       42,623           43,593
        Other amortization                                                             4,757            4,757
        Deferred income taxes                                                         (5,838)             744
        Noncash interest expense                                                         138            1,723
        Other noncash income                                                            (885)            (119)
        Net loss on property and equipment                                                55              312
        Decrease in accounts and notes receivable                                        292           15,601
        Decrease in inventories                                                       23,143            7,366
        Increase in other assets                                                      (3,850)          (3,365)
        Decrease in trade accounts payable and other liabilities                     (18,944)         (49,027)
                                                                                -------------    -------------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES                           29,386           27,107
                                                                                -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for purchase of property and equipment                                  (80,501)         (41,149)
    Proceeds from sale of property and equipment                                       1,384            4,502
    Increase in restricted cash                                                      (43,213)             -
    Other                                                                                123              478
                                                                                -------------    -------------
                  NET CASH USED IN INVESTING ACTIVITIES                             (122,207)         (36,169)
                                                                                -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from commercial paper and revolving credit facilities                 1,488,195        1,460,167
    Payments under commercial paper and revolving credit facilities               (1,459,140)      (1,425,198)
    Proceeds from issuance of long-term debt                                             -            225,000
    Principal payments under long-term debt agreements                               (51,223)        (236,380)
    Proceeds from issuance of convertible quarterly income debt securities            80,000              -
    Other                                                                               (561)            (450)
                                                                                -------------    -------------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES                           57,271           23,139
                                                                                -------------    -------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (35,550)          14,077
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        38,605           36,494
                                                                                -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      3,055     $     50,571
                                                                                =============    =============

RELATED DISCLOSURES FOR CASH FLOW REPORTING:
    Interest paid, excluding SFAS No.15 Interest                                $    (24,724)    $    (25,009)
                                                                                =============    =============
    Net income taxes refunded                                                   $        859     $      1,522
                                                                                =============    =============
    Assets obtained by entering into capital leases                             $      8,949     $      2,284
                                                                                =============    =============


                                  See notes to condensed consolidated financial statements.


                                                                3

              THE SOUTHLAND CORPORATION AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTHS ENDED MARCH 31, 1998
              (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                          (UNAUDITED)

1.   BASIS OF PRESENTATION:

     The condensed consolidated balance sheet as of March 31, 1998, and the condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal, recurring adjustments) necessary to present fairly the financial position at March 31, 1998, and the results of operations and cash flows for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

     The condensed consolidated balance sheet as of December 31, 1997, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, include accounting policies and additional information pertinent to an understanding of both the December 31, 1997, balance sheet and the interim financial statements. The information has not changed except as a result of normal transactions in the three months ended March 31, 1998, and as discussed in the following notes.

2.   COMPREHENSIVE INCOME:

     In January 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which is required for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. The components of accumulated other comprehensive income, net of tax, of the Company are as follows:

                                                            March 31,   December 31,
                                                              1998          1997
                                                          -----------   ------------
Unrealized gain on equity securities                      $   15,343    $    9,192
Foreign currency translation adjustments                      (4,305)       (4,276)
                                                          -----------   ------------
Accumulated other comprehensive income                    $   11,038    $    4,916
                                                          ===========   ============

The components of comprehensive income of the Company for the three months ended March 31, 1998 and 1997, are as follows:

                                                                 Three Months
                                                                Ended March 31,
                                                               -----------------
                                                                 1998      1997
                                                               ------    --------
Net earnings                                                   $  5,766  $  5,522
Other comprehensive income (expense), net of tax:
   Unrealized gains on equity securities                          6,151    (2,487)
   Foreign currency translation adjustments                         (29)     (394)
                                                                --------  --------
         Other comprehensive income (expense)                     6,122    (2,881)
                                                                --------  --------
Comprehensive income                                           $ 11,888  $  2,641
                                                               ========= =========

                                      4

3.   EARNINGS PER SHARE:

     In December 1997, the Company adopted the provisions of SFAS No. 128, "Earnings per Share," which requires the following reconciliation of the numerators and the denominators of the basic and diluted per-share computations for net earnings for the periods presented:

                                                                                           Three Months
                                                                                          Ended March 31,
                                                                                       --------------------
                                                                                           1998       1997
                                                                                       --------    --------
BASIC EPS COMPUTATION:
  Earnings (Numerator):
    Earnings (loss) before extraordinary gain available to common shareholders        $  (12,105)   $  5,522
    Earnings on extraordinary gain available to common shareholders                       17,871         -
                                                                                      -----------   ---------
    Net earnings available to common shareholders                                     $    5,766    $  5,522
                                                                                       ==========   =========
  Shares (Denominator):
    Weighted average number of common shares outstanding                                 409,923     409,923
                                                                                       ==========   =========
BASIC EPS:
  Earnings (loss) per common share before extraordinary gain                          $   (.03)     $  .01
  Earnings per common share on extraordinary gain                                          .04          -
                                                                                       ----------   ---------
  Net earnings per common share                                                       $    .01      $  .01
                                                                                       ==========   =========

DILUTED EPS COMPUTATION:
  Earnings (Numerator):
    Earnings (loss) before extraordinary gain available to common shareholders        $  (12,105)   $  5,522
    Add interest on Convertible Quarterly Income Debt Securities, net of tax                 -  (A)      -  (A)
                                                                                       ---------     --------
    Earnings before extraordinary gain available to common shareholders
          plus assumed conversions                                                       (12,105)      5,522

    Earnings on extraordinary gain available to common shareholders                       17,871         -
                                                                                       ---------     --------
    Net earnings available to common shareholders plus assumed
          conversions                                                                 $    5,766    $  5,522
                                                                                       ==========    ========
  Shares (Denominator):
    Weighted average number of common shares outstanding                                409,923      409,923
    Add effects of assumed conversions:
          Conversion of Convertible Quarterly Income Debt Securities                         -  (A)      -  (A)
          Exercise of stock options                                                          -  (B)      -  (B)
                                                                                       ----------    ---------
    Weighted average number of common shares outstanding plus shares
          from assumed conversions                                                       409,923     409,923
                                                                                        =========    =========
DILUTED EPS :
    Earnings (loss) per common share before extraordinary gain                          $   (.03)     $  .01
    Earnings per common share on extraordinary gain                                          .04          -
                                                                                         ---------   ---------
    Net earnings per common share                                                       $    .01      $  .01
                                                                                         =========    =========

(A)  The Convertible Quarterly Income Debt Securities are not assumed  converted for the three months ended March 31, 1998 and 1997, because they have an antidilutive effect on EPS.
(B)  The weighted average shares for the three months ended March 31,1998 and 1997, do not assume exercise of stock options since the average market price of shares for both periods is below the options' exercise prices.

4.   DEBT REDEMPTION:

     On March 31, 1998, the Company completed the redemption of its 12% Second Priority Senior Subordinated Debentures (Series C) due 2009 ("12% Debentures") with a portion of the proceeds from the issuance of $80 million principal amount of Convertible Quarterly Income Debt Securities due 2013 ("1998 QUIDS") to Ito-Yokado Co., Ltd., and Seven-Eleven Japan Co., Ltd., on February 26, 1998. The 1998 QUIDS have an interest rate of 4-1/2% and are convertible into 32,508,432 shares of the Company's common shares. The redemption of the 12% Debentures resulted in an extraordinary gain of $17,871 (net of tax effect of $11,425) as a result of the inclusion of SFAS No. 15 interest in the carrying amount of the debt.

5.   SEVERANCE COSTS:

     In the first quarter of 1998, the Company accrued $7,104 for severance benefits for the reduction in force of more than 150 management and administrative employees. The cost of the severance benefits is recorded in operating, selling, general and administrative expenses. As of March 31, 1998, there have been 43 employees terminated with $728 of severance benefits paid against the accrual.

6.   SUBSEQUENT EVENTS:

     On April 30, 1998, funding occurred on a yen-denominated loan for
12.5 billion yen or approximately $96.5 million of proceeds, which included exercising a put option at the strike price of 129.53 yen per dollar. The loan has an interest rate of 2.325% and will be repaid from the Seven-Eleven Japan area license royalty income beginning in 2001, after the existing yen loan has been retired. Both principal and interest of the loan are nonrecourse to the Company. Proceeds of the loan will be used for general corporate purposes.

     The purchase of the put option was financed by the Company by selling a call option at a strike price of 125.08 yen per dollar with the same yen amount and maturity as the put option, thereby committing the Company to exchange at a rate of 125.08. The call option was marked to market and, as a result, income of $1,510 was recognized during the first quarter of 1998. The call option expired unexercised on April 28, 1998.

  On May 4, 1998, the Company purchased 100% of the stock of a company that operates 132 convenience stores in the New England area. Also, on May 12, 1998, the Company purchased 20 convenience stores in the South Bend, Indiana area.

                           REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of The Southland Corporation

We have reviewed the accompanying condensed consolidated balance sheet of The Southland Corporation and Subsidiaries as of March 31, 1998, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of earnings, shareholders' equity (deficit), and cash flows for the year then ended (not presented herein); and in our report dated February 5, 1998 (except as to Items 2 and 3 in Note 17, for which the date is March 12, 1998), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



COOPERS & LYBRAND L.L.P.



Dallas, Texas
April 21, 1998

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Some of the matters discussed in this quarterly report contain forward-looking statements regarding the Company's future business which are subject to certain risks and uncertainties, including competitive pressures, adverse economic conditions and government regulations. These issues, and other factors, which may be identified from time to time in the Company's reports filed with the SEC, could cause actual results to differ materially from those indicated in the forward-looking statements.


RESULTS OF OPERATIONS

SUMMARY OF RESULTS OF OPERATIONS

     The Company's reported net earnings were $5.8 million ($.01 per share) for the first quarter of 1998, compared to net earnings of $5.5 million ($.01 per share) for the first quarter of 1997. The first quarter of 1998 included a $17.9 million (after tax) extraordinary gain from the redemption of the Company's 12% Senior Subordinated Debentures ("12% Debentures"), which was substantially offset by the cumulative costs associated with a lease termination, severance and a one-time write-off of slow-moving inventory. The prior year included items which benefited earnings by approximately $3 million (pretax), the most significant of which was a reduction in an estimated environmental liability (see Liquidity and Capital Resources - Environmental).

MANAGEMENT STRATEGIES

     Since 1992, the Company has been committed to several key strategies that it believes, over the long term, will provide further differentiation from competitors and allow 7-Eleven to maintain its position as the premier convenience retailer. These strategies include:

*Upgrading the Company's store base through developing or acquiring new stores, continuing the upgrading of existing stores and closing underachieving stores. In 1998, new store openings are expected to significantly outpace closings, with the expansion occurring in existing markets to support the Company's fresh food and combined-distribution initiatives.

*A customer-driven approach to merchandising, which focuses on providing the customer an expanded selection of quality products at a good value.

*An everyday-fair-pricing strategy which provides consistent, reasonable prices on all items.

*Daily delivery of time-sensitive or perishable items, along with high-quality, ready-to-eat foods, through the use of combined distribution centers, fresh-food commissaries and bakery facilities. These facilities, which are generally third party operated, are designed to provide fresher products, improve in-stock conditions and lower product costs.

*The development of a retail information system which initially has automated accounting and other store-level tasks. The current phase involves the installation of point-of-sale registers with scanning and ordering capabilities.

(EXCEPT WHERE NOTED, ALL PER-STORE NUMBERS REFER TO AN AVERAGE OF ALL STORES RATHER THAN ONLY STORES OPEN MORE THAN ONE YEAR.)

SALES
     The Company recorded net sales of $1.59 billion for the three months ended March 31, 1998, compared to sales of $1.60 billion during the same period in 1997. The sales decline is entirely due to lower retail gasoline prices, as per-store merchandise sales and gasoline gallons both increased over the prior year. The first quarter of 1998 produced a U.S. same-store (stores open more than one year) merchandise sales increase of 2.7%. After adjusting for first quarter inflation of 1.1%, same-store merchandise sales real growth was 1.6%.

     Regionally, per-store merchandise sales were fairly consistent with the exception of the Southwest region, which was impacted by El Nino-related weather, combined with intense competitive pricing on cigarettes and gasoline. Highlights of changes in category results for the first quarter of 1998 compared to 1997 are as follows: COFFEE SALES are up substantially, partially due to the introduction of new products; CIGARETTE SALES have increased, but primarily due to price increases in response to manufacturer-led cost increases, which have had an unfavorable impact on margin and gross profit; FOUNTAIN DRINK sales have declined as ready-to-drink products have become the preference of more customers.

     Gasoline sales dollars per store decreased 11.7% for the first quarter, due to significantly lower retail prices. Average per-store gallonage increased 2.3% when compared to 1997.

GROSS PROFITS                                                     Three Months Ended
                                                                    March 31, 1998
                                                                ----------------------
                                                                 MERCHANDISE   GASOLINE
                                                                 -----------   --------
Gross Profit - DOLLARS IN MILLIONS                               $  410.9     $   43.5

INCREASE/(DECREASE) FROM PRIOR YEAR - ALL STORES
------------------------------------------------
Average per-store gross profit dollar change                         (0.1)%       10.2%
Margin percentage point change (gasoline in cents per gallon)       (1.03)          .89
Average per-store sales (gasoline in gallons)                         2.9%         2.3%

     Total merchandise gross profit dollars were slightly higher in the first quarter of 1998 than the comparable period in 1997. Higher average per-store merchandise sales were almost entirely offset by the lower merchandise margin. Merchandise margin was negatively impacted by the Company's decision to write off $5 million of slow-moving inventory, combined with increased write-offs during the roll-out of the Company's fresh-food programs, and pricing adjustments in certain categories in a continuing effort to provide fair prices on all products. The Company anticipates the write-off of slow-moving inventory will provide opportunities to accelerate the introduction of new products, combined with potentially lower write-offs for the remainder of the year. As a result of the items discussed above, merchandise margin is projected to be slightly lower in 1998, when compared to 1997.

     During the first three months of 1998, gasoline gross profits increased $4.6 million, versus the comparable period in 1997, due to favorable per-store gallon sales, higher margins and increased gasoline outlets. Market conditions have contributed to the improved margins, as the supply problems experienced in 1997 have occurred to a lesser extent so far in 1998. While management anticipates fewer supply problems in 1998, it expects competitive conditions to remain intense.

OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("OSG&A")

     Operating, selling, general and administrative expenses increased $33.4 million in the first quarter of 1998 compared to the same period in 1997. The ratio of OSG&A expenses to sales was 29.6% in the first three months of 1998, an increase of 2.3 percentage points from the same period in 1997. Expense resulting from the cumulative effects of a computer equipment lease termination, combined with severance costs, unfavorably impacted 1998 OSG&A by nearly $19 million. The retail price of gasoline, which dropped nearly 14% in 1998 compared to 1997's first quarter, also impacted the ratio of OSG&A expenses to sales. Excluding the items discussed above, the ratio of OSG&A to sales was approximately 27.3% for the first quarter of both 1998 and 1997.

     In addition to the items discussed above, a portion of the increase in OSG&A expenses resulted from costs associated with the Company's implementation of its retail information system and other strategic initiatives, as well as from higher store labor costs, all of which were partially offset by lower insurance costs. In 1997's first quarter, OSG&A benefited from a reduction of an estimated environmental liability. Incremental costs of approximately $3 million associated with the Company's retail information system, were expensed in the first quarter of 1998. While the ratio will vary on a quarterly basis, management believes this ratio will not improve dramatically during the rollout phase of the retail information system.

     The Company continues to review the functions necessary to enable its stores to respond faster and more cost efficiently to rapidly changing customer needs and preferences. In conjunction with this review, management continues to realign and reduce personnel and office facilities in order to eliminate non-essential costs, while devoting resources to the implementation of its retail information system and other strategic initiatives (see Management Strategies). In the first quarter of 1998, an accrual of $7.1 million was made representing severance benefits for more than 150 management and administrative employees to be terminated. As of March 31, 1998, nearly one-third of the positions have been reduced, with the balance to be completed later this year. The benefits from these reductions on an annualized basis approximate the one-time charge, with the majority of the benefit carrying forward to future years.

     The Company is a defendant in two legal actions, which are referred to as the 7-Eleven OFFF and Valente cases, filed by franchisees in 1993 and 1996, respectively, asserting various claims against the Company. A nationwide settlement has recently been negotiated and, in connection with the settlement, these two cases have been combined on behalf of a class of all persons who operated 7-Eleven convenience stores in the United States at any time between January 1, 1987 and July 31, 1997, under franchise agreements with the Company. Class members have overwhelmingly approved the settlement, and the court presiding over the settlement process gave its final approval of the settlement on April 24, 1998. The settlement will become effective in August, unless an appeal is filed. The Company's accruals are sufficient to cover the payment due under the settlement with no material impact on 1998 earnings.

INTEREST EXPENSE, NET

     Net interest expense decreased $1.3 million in 1998 over the first quarter of 1997. The decrease was primarily due to the write-off of deferred costs associated with the Company's refinancing of its credit agreement in February of 1997.

     Approximately 39% of the Company's debt contains floating rates that will be unfavorably impacted by rising interest rates. The weighted-average interest rate for such debt was 5.8% for the first quarter of both 1998 and 1997. The Company expects net interest expense in 1998 to remain relatively flat, based upon anticipated levels of debt and interest rate projections. Factors increasing 1998 interest expense include higher borrowings/obligations to finance new store development and the redemption of the Company's 12% Debentures which, in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring", recognize no interest expense in the statement of earnings (see Liquidity and Capital Resources). Items that will decrease 1998 interest expense include a lower interest rate on the existing yen-denominated loan (see Liquidity and Capital Resources), the new 2.325% yen-denominated loan (which will reduce short-term borrowings) and higher capitalized interest. The interest rate on the existing yen-denominated loan was reset in March of 1998, resulting in a rate reduction of 315 basis points.

     In accordance with SFAS No. 15, no interest expense is recognized on the Company's public debt securities. These securities were recorded at an amount equal to the future undiscounted cash payments, both principal and interest, and accordingly, the cash interest payments are charged against the recorded amount of such securities and are not treated as interest expense.

EXTRAORDINARY GAIN

     In March 1998, redemption of the Company's 12% Debentures resulted in a $17.9 million after-tax gain from the retirement of future undiscounted interest payments as recorded under SFAS No. 15. The cash outlay to the Company was $22.5 million, which was financed through the issuance of $80 million of 4-1/2% Convertible Quarterly Income Debt Securities ("1998 Convertible Debt") due 2013, to Ito-Yokado Co., Ltd., and Seven-Eleven Japan Co., Ltd., the joint owners of IYG Holding Company, which is the Company's majority shareholder.


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

               In April 1998, the Company entered into a financing agreement for 12.5 billion yen, or approximately $96.5 million, monetizing its future yen royalty stream. The financing, which bears interest at 2.325%, is secured by a pledge (secondary to the existing yen loan) of the future royalty payments from Seven-Eleven Japan associated with the Company's Japanese 7-Eleven trademarks. Payment of principal and interest on the debt is nonrecourse to the Company and will commence when the existing yen denominated loan is paid in full, which is currently estimated to be in 2001.
It is anticipated that this loan will be fully repaid in 2006.

     In February 1998, the Company issued $80 million of 1998 Convertible Debt, which is subordinated to all existing debt except the 1995 Convertible Debt, which has the same priority ranking. The debt has a 15-year life, no amortization and an interest rate of 4.5%. The instrument gives the Company the right to defer interest payments thereon for up to 20 consecutive quarters. The debt mandatorily converts into 32,508,432 shares of the Company's common stock if the Company's stock achieves certain levels after the third anniversary of issuance. A portion of the proceeds from the 1998 Convertible Debt were used to redeem the Company's 12% Debentures at par.

     In April 1997, the Company entered into a $115 million Master Lease Facility ("MLF"), which will be the primary financing for a complete integrated point-of-sale system (see Management Strategies). The commitment period for this lease expires in early 1999, and, based upon the current roll out schedules, the MLF may not be fully funded at that time. As a result, the Company is currently seeking, from the lessors under the MLF, an extension of the commitment period through the end of 1999. If the Company does not receive such an extension, it may accelerate the delivery of the remaining components of the system from the vendors and store such components until installation during 1999, so that the facility is fully funded by the expiration date of the commitment. Alternatively, the Company may find other financing to fully fund the remainder of the rollout of the system during 1999.

     The credit agreement and the MLF contain certain financial and operating covenants requiring, among other things, the maintenance of certain financial ratios, including interest and rent coverage, fixed-charge coverage and senior indebtedness to net earnings before extraordinary items and interest, taxes, depreciation and amortization ("EBITDA"). The covenant levels established by the credit agreement and the MLF generally require continuing improvement in the Company's financial condition. In May 1998, the financial covenant levels required by these instruments were amended prospectively in order to allow the Company flexibility to continue its store growth strategy. In addition, a maximum amount of annual capital expenditures was established, which does permit the levels of capital spending within the Company's strategic plans.

     For the period ended March 31, 1998, the Company was in compliance with all of the covenants required under the credit agreement, including compliance with the principal financial and operating covenants under the pre-amended version of the credit agreement (calculated over the latest 12-month period) as follows:

                                                        Requirements
                                                     --------------------
     Covenants                        Actuals        Minimum      Maximum
     ---------                        -------        -------      -------
     Interest and rent coverage *   2.09 to 1.0    2.00 to 1.0
     Fixed charge coverage          0.69 to 1.0    0.35 to 1.0
     Senior indebtedness to EBITDA  3.27 to 1.0                  3.40 to 1.0

     * INCLUDES EFFECTS OF THE SFAS NO. 15 INTEREST PAYMENTS.

     During the first three months of 1998, the Company repaid $51.2 million of debt of which $22.5 million related to the redemption of the Company's 12% Debentures. The remaining principal reduction during the quarter of $28.7 million included a $14.1 million quarterly installment due on the Term Loan and $8.5 million for principal payments on the Company's yen-denominated loan (secured by the royalty income stream from its area licensee in Japan). Outstanding balances at March 31, 1998, for commercial paper, Term Loan and Revolver, were $367.7 million, $210.9 million and $125.0 million, respectively. As of March 31, 1998, outstanding letters of credit issued pursuant to the credit agreement totaled $63.5 million.

CASH FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was $29.4 million for the first quarter of 1998, similar to the $27.1 million provided in the same period of 1997 (see Results of Operations section).

CAPITAL EXPENDITURES

     In the first three months, net cash used in investing activities consisted primarily of payments of $80.5 million for property and equipment. The majority of this capital was used for new store development, continued implementation of the Company's retail information system, remodeling stores, new equipment to support merchandising initiatives, upgrading retail gasoline facilities, replacing equipment and complying with environmental regulations.

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

CAPITAL EXPENDITURES - ACQUISITIONS

     In May 1998, the Company purchased all of the capital stock of Christy's Market, Inc., of Brockton, Mass, thereby acquiring 132 Christy's Market convenience stores, located in the New England area. Also in May 1998, the Company purchased the assets of 20 'red D mart' convenience stores in the South Bend, Indiana, area from MDK Corporation of Goshen, Ind.

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

ENVIRONMENTAL

     In December 1988, the Company closed its chemical manufacturing facility in New Jersey. As a result, the Company is required to conduct environmental remediation at the facility and has submitted a clean-up plan to the New Jersey Department of Environmental Protection (the "State"), which provides for active remediation of the site for approximately a three-to-five-year period, as well as continued groundwater monitoring and treatment for a projected 15-year planning period. The projected 15-year clean-up period represents a reduction from the previously reported 20-year period and is a result of revised estimates as determined by an independent environmental management company in the first quarter of 1997. These revised estimates, which generally resulted from the conditional approval of the Company's plan, reduced both the estimated time and the estimated costs to complete the project. While conditional approval was received on its clean-up plan, the Company must supply additional information to the State before the plan can be finalized. The Company has recorded undiscounted liabilities representing its best estimates of the clean-up costs of $10.2 million at March 31, 1998. In 1991, the Company and the former owner of the facility executed a final settlement pursuant to which the former owner agreed to pay a substantial portion of the clean-up costs. Based on the terms of the settlement agreement and the financial resources of the former owner, the Company has recorded a receivable of $6.0 million at March 31, 1998.

     Additionally, the Company accrues for the anticipated future costs and the related probable state reimbursement amounts for remediation activities at its existing and previously operated gasoline sites where releases of regulated substances have been detected. At March 31, 1998, the Company's estimated undiscounted liability for these sites was $35.1 million. This estimate is based on the Company's prior experience with gasoline sites and its consideration of such factors as the age of the tanks, location of tank sites and experience with contractors who perform environmental assessment and remediation work. The Company anticipates that substantially all of the future remediation costs for detected releases at these sites as of March 31, 1998 will be incurred within the next five years.

     Under state reimbursement programs, the Company is eligible to receive reimbursement for a portion of future remediation costs, as well as a portion of remediation costs previously paid. Accordingly, at March 31, 1998, the Company has recorded a net receivable of $40.0 million for the estimated probable state reimbursements. In assessing the probability of state reimbursements, the Company takes into consideration each state's fund balance, revenue sources, existing claim backlog, status of clean-up activity and claim ranking systems. As a result of these assessments, the recorded receivable amount is net of an allowance of $8.8 million. While there is no assurance of the timing of the receipt of state reimbursement funds, based on its experience, the Company expects to receive the majority of state reimbursement funds, except from California, within one to three years after payment of eligible remediation expenses, assuming that the state administrative procedures for processing such reimbursements have been fully developed. The Company estimates that it may take one to seven years to receive reimbursement funds from California. Therefore, the portion of the recorded receivable amounts that relate to sites where remediation activities have been conducted have been discounted at 5.6% to reflect their present value. Thus, the recorded receivable amount is also net of a discount of $6.0 million.

     The estimated future assessment and remediation expenditures and related state reimbursement amounts could change within the near future as governmental requirements and state reimbursement programs continue to be implemented or revised.

ENVIRONMENTAL - ACQUISITIONS

     Both the 'red D mart' and Christy's Market acquisitions include retail gasoline outlets that are subject to certain environmental regulations. Under the terms of the acquisition agreements, the sellers are responsible for ensuring compliance with all applicable environmental regulations existing as of the closing date. In addition, the acquisition agreements provide that, subject to certain limitations, the sellers will bear the expense of future environmental cleanup resulting from existing conditions at the sites, which is required under applicable legal requirements (see Capital Expenditures - Acquisitions).

YEAR 2000

     The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Some of the Company's older computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations.

     The Company has replaced, over the last couple of years, or has plans to replace significant portions of its existing systems with third-party-provided software, which properly interpret dates beyond December 31, 1999. In addition, the Company has contracted resources to modify the remainder of its existing software to make it year 2000 compliant. Based on a recent assessment, the Company believes all system modifications and related testing should be completed by early 1999.

     The Company has initiated formal communications with its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own year 2000 issue. At this time, based on presently available information, the Company does not foresee any material effects related to outside company compliance.

     The Company does not believe the costs related to the year 2000 compliance project will be material to its financial position or results of operations. However, the costs of the project and the date on which the Company plans to complete the year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. As a result, there can be no assurance that these estimates will be achieved and the actual costs and vendor compliance could differ materially from those plans, resulting in a material financial risk.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Not Required.
                                    15

                                 PART II.
                             OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     As previously reported, the Company is a defendant in two legal actions, which are referred to as the 7-Eleven OFFF and Valente cases, filed by franchisees in 1993 and 1996, respectively, asserting various claims against the Company. A nationwide settlement has recently been negotiated and, in connection with the settlement, these two cases have been combined on behalf of a class of all persons who operated 7-Eleven convenience stores in the United States at any time between January 1, 1987 and July 31, 1997, under franchise agreements with the Company. Class members have overwhelmingly approved the settlement, and the court presiding over the settlement process gave its final approval of the settlement on April 24, 1998. The settlement will become effective in August, unless an appeal is filed. The Company's accruals are sufficient to cover the payment due under the settlement with no material impact on 1998 earnings.

     There are no other reportable suits or proceedings pending or threatened against the Company other than as previously reported.


ITEM 2.  CHANGES IN SECURITIES.

     On March 31, 1998, the Company called its 12% Second Priority Senior Subordinated Debentures, (Series C) due on June 15, 2009 (the
"12% Debentures") for redemption at par value plus accrued interest.
Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Extraordinary Gain" elsewhere in this Form 10-Q for further detail about the redemption of the 12% Debentures and refinancing related thereto. In February 1998, the Company issued $80 million of 4.5% Convertible Quarterly Income Debt Securities due 2013 to Ito-Yokado Co., Ltd. ($40.8 million) and Seven-Eleven Japan Co., Ltd. ($39.2 million). Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in this Form 10-Q for further detail about these securities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)    Exhibits:

            1.  Exhibit (15) -- Letter re Unaudited Interim Financial
                                 Information.
                              Letter of Coopers & Lybrand L.L.P.,
                                 Independent Accountants.

            2.  Exhibit (27) -- Financial Data Schedule.
                              Submitted in electronic format only.

     (b)    8-K Reports:

During the first quarter of 1998, the Company filed no reports on Form 8-K.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         THE SOUTHLAND CORPORATION
                                             (Registrant)



Date:  May 13, 1998                  /s/     Clark J. Matthews, II
                                     ------------------------------
                                     (Officer)
                                     Clark J. Matthews, II
                                     President and Chief Executive Officer


Date:  May 13, 1998                 /s/     Donald E. Thomas
                                    --------------------------------
                                   (Principal Accounting Officer)
                                   Donald E. Thomas
                                   Vice President and Controller