Form 10-Q
period 1998-06-30
SOUTHLAND CORP
filed 1998-08-06
CIK 92344

                                 FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                ----------------

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30,1998

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     409,922,935 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of June 30, 1998.

                          THE SOUTHLAND CORPORATION
                                    INDEX


                                                                        Page
                                                                         No.
                                                                        ----

Part I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

     Condensed Consolidated Balance Sheets -
       June 30, 1998 and December 31, 1997............................    1

     Condensed Consolidated Statements of Earnings -
       Three Months and Six Months Ended June 30, 1998 and 1997.......    2

     Condensed Consolidated Statements of Cash Flows -
       Six Months Ended June 30, 1998 and 1997........................    3

     Notes to Condensed Consolidated Financial Statements ............    4

     Report of Independent Accountants................................    7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................    8

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...   16

Part II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ...........................................   17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........   18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................   18

SIGNATURES............................................................   20

Exhibit 10(i)(1) - Second Amendment, dated as of April 29, 1998, to
                   Credit Agreement dated as of February 27, 1997,
                   among The Southland Corporation, the financial
                   institutions party thereto as Senior Lenders, the financial institutions party thereto as Issuing
                   Banks, Citibank, N.A., as Administrative Agent, and
                   The Sakura Bank, Limited, New York Branch, as
                   Co-Agent.* ........................................Tab 1*


Exhibit 10(i)(2) - Secured Yen Loan Agreement for The Southland
                   Corporation relating to royalties from Seven-Eleven (Japan) Company, Ltd. In the amount of Japanese Yen
                   12,500,000,000, dated as of April 21, 1998.*.......Tab 2*

Exhibit (15) - Letter re Unaudited Interim Financial Information......Tab 3

Exhibit (27) - Financial Data Schedule................................   **

*  Submitted with filing; not attached hereto.
** Submitted in electronic format only.



                                    (i)


                             THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                             ASSETS

                                                                    JUNE 30,    DECEMBER 31,
                                                                      1998         1997
                                                                  -----------   -----------
                                                                  (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                                      $    59,696   $    38,605
   Accounts receivable                                                130,934       126,495
   Inventories                                                        118,667       125,396
   Other current assets                                               156,301        96,145
                                                                  -----------   -----------
     TOTAL CURRENT ASSETS                                             465,598       386,641
PROPERTY AND EQUIPMENT                                              1,523,032     1,416,687
OTHER ASSETS                                                          312,538       286,753
                                                                  -----------   -----------
                                                                  $ 2,301,168   $ 2,090,081
                                                                  ===========   ===========


                          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Trade accounts payable                                         $   221,003   $   196,799
   Accrued expenses and other liabilities                             287,823       275,267
   Commercial paper                                                    47,989        48,744
   Long-term debt due within one year                                 265,073       208,839
                                                                  -----------   -----------
     TOTAL CURRENT LIABILITIES                                        821,888       729,649
DEFERRED CREDITS AND OTHER LIABILITIES                                196,213       187,414
LONG-TERM DEBT                                                      1,586,788     1,594,545
CONVERTIBLE QUARTERLY INCOME DEBT SECURITIES                          380,000       300,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT):
   Common stock, $.0001 par value                                          41            41
   Additional capital                                                 625,574       625,574
   Accumulated deficit                                             (1,320,455)   (1,352,058)
   Accumulated other comprehensive income                              11,119         4,916
                                                                  ------------  ------------
     TOTAL SHAREHOLDERS' EQUITY (DEFICIT )                           (683,721)     (721,527)
                                                                  ------------  ------------
                                                                  $ 2,301,168   $ 2,090,081
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




                                                 1




                               THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                              (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                             (UNAUDITED)

                                                       THREE MONTHS                  SIX MONTHS
                                                      ENDED JUNE 30,               ENDED JUNE 30,
                                                ---------------------------   ---------------------------
                                                    1998           1997           1998           1997
                                                ------------   ------------   ------------   ------------
REVENUES:
     Net sales (Including $257,426, $246,359,
        $486,669 and $469,124 in excise taxes)  $ 1,844,524    $ 1,781,983    $ 3,439,482    $ 3,386,383
     Other income                                    23,434         22,105         43,877         43,728
                                                ------------   ------------   ------------   ------------
                                                  1,867,958      1,804,088      3,483,359      3,430,111
COSTS AND EXPENSES:
     Cost of goods sold                           1,298,806      1,259,650      2,439,345      2,414,283
     Operating, selling, general and
         administrative expenses                    505,594        480,130        977,310        918,418
     Interest expense, net                           22,092         21,815         44,665         45,714
                                                ------------   ------------   ------------   ------------
                                                  1,826,492      1,761,595      3,461,320      3,378,415
                                                ------------   ------------   ------------   ------------
EARNINGS BEFORE INCOME TAXES AND
     EXTRAORDINARY GAIN                              41,466         42,493         22,039         51,696

INCOME TAXES                                         15,629         16,863          8,307         20,544
                                                ------------   ------------   ------------   ------------
EARNINGS BEFORE EXTRAORDINARY GAIN              $    25,837    $    25,630    $    13,732    $    31,152

EXTRAORDINARY GAIN ON DEBT REDEMPTION (net
     of tax effect of $11,425)                         -              -            17,871            -
                                                ------------   ------------   -------------   ------------
NET EARNINGS                                    $    25,837    $    25,630    $    31,603    $    31,152
                                                ============   ============   ============   =============





EARNINGS BEFORE EXTRAORDINARY GAIN PER COMMON SHARE:
     Basic                                              $.06           $.06           $.04           $.08
     Diluted                                             .06            .06            .03            .07
EXTRAORDINARY GAIN ON DEBT REDEMPTION PER COMMON SHARE:
     Basic                                              $.00           $.00           $.04           $.00
     Diluted                                             .00            .00            .04            .00
NET EARNINGS PER COMMON SHARE:
     Basic                                              $.06           $.06           $.08           $.08
     Diluted                                             .06            .06            .07            .07


                        See notes to condensed consolidated financial statements.

                                                        2


<Page

                                     THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (DOLLARS IN THOUSANDS)

                                                    (UNAUDITED)
                                                                                         SIX MONTHS
                                                                                        ENDED JUNE 30,
                                                                                -------------------------------
                                                                                     1998              1997
                                                                                -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                                $     31,603     $     31,152
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Extraordinary gain on debt redemption                                        (17,871)             -
        Depreciation and amortization of property and equipment                       85,744           88,648
        Other amortization                                                             9,535            9,513
        Deferred income taxes                                                          5,110           22,025
        Noncash interest expense                                                         454            1,964
        Other noncash expense (income)                                                   591             (299)
        Net loss (gain) on property and equipment                                         89             (433)
        Decrease in accounts and notes receivable                                      2,089           16,319
        Decrease in inventories                                                       17,719            1,305
        Increase in other assets                                                      (9,441)         (11,732)
        Increase (decrease) in trade accounts payable and other liabilities              461          (58,036)
                                                                                -------------    -------------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES                          126,083          100,426
                                                                                -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for purchase of property and equipment                                 (159,855)         (94,518)
    Proceeds from sale of property and equipment                                       5,275           10,728
    Increase in restricted cash                                                      (43,213)             -
    Acquisition of businesses, net of cash acquired                                  (31,146)             -
    Other                                                                              2,118            2,220
                                                                                -------------    -------------
                  NET CASH USED IN INVESTING ACTIVITIES                             (226,821)         (81,570)
                                                                                -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from commercial paper and revolving credit facilities                 3,078,640        2,856,548
    Payments under commercial paper and revolving credit facilities               (3,026,211)      (2,829,800)
    Proceeds from issuance of long-term debt                                          96,503          225,000
    Principal payments under long-term debt agreements                              (102,627)        (259,555)
   Proceeds from issuance of Convertible Quarterly Income Debt Securities            80,000              -
    Other                                                                             (4,476)            (520)
                                                                                -------------    -------------
                  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                121,829           (8,327)
                                                                                -------------    -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                             21,091           10,529
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        38,605           36,494
                                                                                -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $     59,696     $     47,023
                                                                                =============    =============

RELATED DISCLOSURES FOR CASH FLOW REPORTING:
    Interest paid, excluding SFAS No.15 Interest                                $    (48,291)    $    (48,122)
                                                                                =============    =============
    Net income taxes paid                                                       $     (2,927)    $     (3,042)
                                                                                =============    =============
    Assets obtained by entering into capital leases                             $     16,985     $       8,340
                                                                                =============    =============


                                  See notes to condensed consolidated financial statements.

                                                                3

THE SOUTHLAND CORPORATION AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   SIX MONTHS ENDED JUNE 30, 1998
              (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                             (UNAUDITED)

1.   BASIS OF PRESENTATION:

     The condensed consolidated balance sheet as of June 30, 1998, and the condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 1998 and 1997,and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal, recurring adjustments) necessary to present fairly the financial position at June 30, 1998, and the results of operations and cash flows for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

     The condensed consolidated balance sheet as of December 31, 1997, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, include accounting policies and additional information pertinent to an understanding of both the December 31, 1997, balance sheet and the interim financial statements. The information has not changed except as a result of normal transactions in the six months ended June 30, 1998, and as discussed in the following notes.

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

                                                            June 30,    December 31,
                                                              1998          1997
                                                          -----------   ------------
Unrealized gain on equity securities                      $   16,119    $    9,192
Foreign currency translation adjustments                      (5,000)       (4,276)
                                                          -----------   ------------
Accumulated other comprehensive income                    $   11,119    $    4,916
                                                          ===========   ============

The components of comprehensive income of the Company for the three-month and six-month periods ended June 30, 1998 and 1997, are as follows:

                                                          Three Months             Six Months
                                                         Ended June 30,           Ended June 30,
                                                        -----------------       ----------------
                                                          1998      1997         1998     1997
                                                        ------    --------      -------   ------
Net earnings                                            $ 25,837  $ 25,630     $ 31,603   $ 31,152
Other comprehensive income (expense), net of tax:
   Unrealized gains on equity securities                     776       915        6,927     (1,572)
   Foreign currency translation adjustments                 (695)      281         (724)      (113)
                                                         --------  --------     --------   --------
         Other comprehensive income (expense)                 81     1,196        6,203     (1,685)
                                                         --------  --------     --------   --------
Comprehensive income                                    $ 25,918  $ 26,826     $ 37,806    $ 29,467
                                                        ========= =========     ========   ========

                                        4

3.   EARNINGS PER SHARE:

     In December 1997, the Company adopted the provisions of SFAS No. 128, "Earnings per Share," which requires the following reconciliation of the numerators and the denominators of the basic and diluted per-share computations for net earnings for the periods presented:

                                                                                Three Months          Six Months
                                                                               Ended June 30,        Ended June 30,
                                                                            --------------------    ---------------
                                                                               1998       1997       1998     1997
                                                                            --------    --------    ------    ------
BASIC EPS COMPUTATION:
  Earnings (Numerator):
   Earnings before extraordinary gain available to common shareholders     $   25,837   $ 25,630    $ 13,732  $ 31,152
   Earnings on extraordinary gain available to common shareholders                -          -        17,871       -
                                                                           -----------   --------   --------  ---------
   Net earnings available to common shareholders                           $   25,837    $ 25,630   $ 31,603  $ 31,152
                                                                           ==========   =========   ========  =========
 Shares (Denominator):
   Weighted average number of common shares outstanding                       409,923     409,923    409,923    409,923
                                                                           ==========   =========   ========  =========
BASIC EPS:
  Earnings per common share before extraordinary gain                       $    .06     $   .06    $   .04   $   .08
  Earnings per common share on extraordinary gain                                  -          -         .04        -
                                                                            ----------   ---------   -------  --------
  Net earnings per common share                                             $    .06     $   .06    $   .08   $   .08
                                                                            ==========   =========  ========  ========

DILUTED EPS COMPUTATION:
  Earnings (Numerator):
   Earnings before extraordinary gain available to common shareholders     $   25,837    $ 25,630   $ 13,732  $ 31,152
   Add interest on Convertible Quarterly Income Debt Securities,
         net of tax                                                             2,706       2,071      5,053     4,138
                                                                           ----------     --------  --------  ---------
   Earnings before extraordinary gain available to common shareholders
         plus assumed conversions                                              28,543       27,701    18,785    35,290

   Earnings on extraordinary gain available to common shareholders                -           -       17,871       -
                                                                             ---------     --------  --------   -------
   Net earnings available to common shareholders plus assumed
         conversions                                                       $   28,543    $ 27,701   $ 36,656  $ 35,290
                                                                            ==========    ========  ========  =========
  Shares (Denominator):
   Weighted average number of common shares outstanding                       409,923      409,923   409,923   409,923
   Add effects of assumed conversions:
         Conversion of Convertible Quarterly Income Debt Securities           104,620       72,112    94,558    72,112
         Exercise of stock options                                                113          682        56       341
                                                                            ---------    ---------   --------   --------
   Weighted average number of common shares outstanding plus shares
         from assumed conversions                                             514,656     482,717    504,537   482,376
                                                                             =========    ========   ========  ========
DILUTED EPS :
   Earnings per common share before extraordinary gain                     $    .06      $  .06     $   .03   $   .07
   Earnings per common share on extraordinary gain                               -           -          .04        -
                                                                             ---------   ---------   -------   --------
   Net earnings per common share                                           $    .06      $  .06     $   .07   $   .07
                                                                             =========   =========   =======  =========


4.   ACQUISITIONS:

     On May 4, 1998, the Company purchased 100% of the common stock of Christy's Market, Inc., a Massachusetts company that operates 132 convenience stores in the New England area. On May 12, 1998, the Company purchased the assets of 20 'red D mart' convenience stores in the South Bend, Indiana, area from MDK Corporation of Goshen, Indiana.

     These acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired businesses have been included in the accompanying consolidated financial statements from their dates of acquisition. Pro forma information is not provided as the impact of the acquisitions does not have a material effect on the Company's results of operations, cash flows or financial position.

     The following preliminary information is provided as supplemental cash flow disclosure for the acquisitions of businesses as reported in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1998:

               Fair value of assets acquired              $  67,773
               Fair value of liabilities assumed             35,271
                                                          ---------
               Cash paid                                     32,502
               Less cash acquired                             1,356
                                                          ---------
               Net cash paid for acquisitions             $  31,146
                                                          =========

5.   FINANCIAL INSTRUMENTS:

     On April 30, 1998, funding occurred on a yen-denominated loan for 12.5 billion yen or $96.5 million of proceeds. The loan has an interest rate of 2.325% and will be repaid from the Seven-Eleven Japan area license royalty income beginning in 2001, after the existing yen loan has been retired. Both principal and interest of the loan are nonrecourse to the Company.
The proceeds included exercising a put option at the strike price of 129.53 yen per dollar. The purchase of this put option was financed by the Company by selling a call option at a strike price of 125.08 yen per dollar with the same yen amount and maturity as the put option, thereby committing the Company to exchange at a rate of 125.08. The call option was marked to market and, as a result, income of $1,510 was recognized during the first quarter of 1998. The call option expired unexercised on April 28, 1998. Proceeds of the loan will be used for general corporate purposes.

     On June 26, 1998, the Company entered into an interest rate swap agreement that fixes the interest rate on $250 million notional principal amount of floating rate debt until June 26, 2003. A major financial institution, as counterparty to the agreement, will pay the Company a floating interest rate based on three-month LIBOR during the term of the agreement in exchange for the Company paying a fixed interest rate. Interest payments by both parties will be made quarterly commencing September 28, 1998. The Company is at risk of loss from this swap agreement in the event of nonperformance by the counterparty.

     The Company is currently reviewing SFAS No. 133, "Accounting for Derivative and Similar Financial Instruments and for Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 becomes effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. The Company has not yet determined when it will adopt the provisions of this statement. The impact of the adoption of SFAS No. 133 is not reasonably estimable at this time due to the Company's continuing investigation of its financial instruments and the applicability of SFAS No. 133 to them.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of The Southland Corporation

We have reviewed the accompanying condensed consolidated balance sheet of The Southland Corporation and Subsidiaries as of June 30, 1998, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the company's management.

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



PRICEWATERHOUSECOOPERS LLP


Dallas, Texas
July 30, 1998

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


RESULTS OF OPERATIONS

SUMMARY OF RESULTS OF OPERATIONS

     The Company's reported net earnings for the second quarter and first six months were $25.8 million and $31.6 million, respectively, compared to net earnings of $25.6 million and $31.2 million for the same periods in 1997. The increase in second quarter earnings resulted from growth in merchandise gross profit, partially offset by higher store labor and incremental costs associated with the further implementation of several strategic initiatives. The year-to-date results included a $17.9 million (after tax) extraordinary gain from the redemption of the Company's 12% Senior Subordinated Debentures ("12% Debentures"), which was substantially offset by the cumulative costs associated with a lease termination, severance and a write-off of slow-moving inventory.


MANAGEMENT STRATEGIES

     Since 1992, the Company has been committed to several key strategies that it believes, over the long term, will provide further differentiation from competitors and allow 7-Eleven to maintain its position as the premier convenience retailer. These strategies include:

* Upgrading the Company's store base through developing or acquiring new stores, continuing the upgrading of existing stores and closing underachieving stores. In 1998, new store openings are expected to significantly outpace closings, with the expansion occurring in existing markets to support the Company's fresh food and combined-distribution initiatives.
* A customer-driven approach to merchandising, which focuses on providing the customer an expanded selection of quality products at a good value.
* An everyday-fair-pricing strategy which provides consistent, reasonable prices on all items.
* Daily delivery of time-sensitive or perishable items, along with high-quality, ready-to-eat foods, through the use of combined distribution centers, fresh-food commissaries and bakery facilities. These facilities, which are generally third party operated, are designed to provide fresher products, improve in-stock conditions and lower product costs.
* The development of a retail information system which initially has automated accounting and other store-level tasks. The current phase involves the installation of point-of-sale registers with scanning and ordering capabilities.

(EXCEPT WHERE NOTED, ALL PER-STORE NUMBERS REFER TO AN AVERAGE OF ALL STORES RATHER THAN ONLY STORES OPEN MORE THAN ONE YEAR.)

SALES

     The Company recorded net sales of $1.84 billion for the second quarter and $3.44 billion in the first six months of 1998, compared to net sales of $1.78 billion and $3.39 billion during the same periods last year. While the Company's acquisition of 152 stores added to the overall sales increase, the largest contributor was growth in per-store merchandise sales (see Capital Expenditures - Acquisitions). Significantly lower retail gasoline prices caused a decline in gasoline sales. Merchandise sales growth per store was as follows:

                                               PERIODS ENDING JUNE 30, 1998
                                               ----------------------------
INCREASE (DECREASE) FROM PRIOR YEAR           THREE MONTHS       SIX MONTHS
-----------------------------------           ------------       ----------
U.S. same-store sales                              5.1%             4.0%
U.S. same-store real growth; excluding inflation   3.1%             2.4%
7-Eleven inflation                                 2.0%             1.6%


The same-store merchandise sales increase of 5.1% was the largest such increase this decade and continues a trend of strong same-store growth over the last four quarters. Regionally, per-store merchandise sales were favorable in all parts of North America, with stores in Florida, Texas and Colorado leading the way recording second quarter double-digit growth.

     Highlights of changes in category results for the first six months of 1998 compared to 1997 are as follows: CAFE COOLER, which was introduced this spring, provided more than 1% of the second quarter's per-store sales growth; COFFEE/SLURPEE SALES are up substantially, partially due to the introduction of new products/flavors; CIGARETTE SALES have increased, but primarily due to price increases in response to manufacturer-led cost increases, which have had an unfavorable impact on margin and gross profit.

     Gasoline sales dollars per store declined 9.1% for the second quarter and 10.3% for the first six months, compared to last year. The decline in gasoline sales dollars resulted from lower crude oil prices, which was the primary factor causing the average retail price of gasoline to drop 16 cents per gallon during the first six months of 1998, compared to the same period in 1997. Although sales dollars decreased, average per-store gallon sales increased 3.4% during the second quarter. The gallonage increase was primarily due to newly developed stores, which have considerably higher volumes.

OTHER INCOME

     Other Income of $43.9 million for year-to-date June and $23.4 million for the second quarter was $0.1 million and $1.3 million favorable to the same periods in 1997, respectively. Approximately 80% of other income is derived from royalty income from licensed operations, some of which could be unfavorably impacted by fluctuating exchange rates. Nearly 70% of the royalties are from area license agreements with Seven-Eleven Japan Co., Ltd ("SEJ"). Though the dollar equivalent of the SEJ royalty income will fluctuate with exchange rate movements, the Company has effectively hedged this exposure by using the royalty income to make principal and interest payments on its yen-denominated loans.


GROSS PROFITS
                                                          PERIODS ENDING JUNE 30, 1998
                                                          ----------------------------
                                                        THREE MONTHS          SIX MONTHS
                                                        ------------          ----------
                                                    MERCHANDISE GASOLINE MERCHANDISE GASOLINE
                                                    ----------- --------  ----------- --------
Gross Profit - dollars in millions                  $  502.0    $  43.7   $  912.9    $  87.2
INCREASE/(DECREASE) FROM PRIOR YEAR - ALL STORES
------------------------------------------------
Average per-store gross profit dollar change            4.1%      (9.6)%     2.2%      (0.6)%
Margin point change (gasoline in cents per gallon)     (.32)      (1.66)     (.64)      (.42)
Average per-store sales (gasoline in gallons)           5.1%       3.4%      4.1%       2.9%


     Total merchandise gross profit dollars were $26.1 million higher in both the second quarter and the six months, when compared to the same periods in 1997. Higher average per-store merchandise sales were partially offset by a lower merchandise margin. Merchandise margin was impacted by introductory costs associated with new product offerings, combined with the further roll-out of our fresh food initiatives into four new markets. In addition, merchandise margin has been narrowed somewhat as a result of cost increases and continuing refinement of the everyday-fair-pricing policy to better reflect market conditions. As a result of the items discussed above, merchandise margin is projected to be slightly lower in 1998, when compared to 1997.

     During the first six months of 1998, gasoline gross profits increased $1.9 million over last year, however during the second quarter they were lower by $2.7 million, when compared to the same period in 1997. Favorable per-store gallon sales and more gasoline outlets created the six month improvement in gasoline gross profits, as margin was down .42 cents per gallon. The second quarter decrease resulted from gasoline margin being down 1.66 cents per gallon in part due to competitive retail conditions. Downward pressure on gasoline margin began to ease towards the end of the second quarter, providing some optimism for improvement.

OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("OSG&A")

                                        PERIODS ENDING JUNE 30, 1998
                                        ----------------------------
                                  THREE MONTHS                SIX MONTHS
                                  ------------                ----------
                                1998        1997            1998      1997
                                ----        ----            ----      ----
Total OSG&A expenses           $505.6      $480.1          $977.3    $918.4
Ratio of OSG&A to sales         27.4%       26.9%           28.4%     27.1%


     Operating, selling, general and administrative expenses increased $25.5 million during the second quarter of 1998, compared to the same period in 1997 and $58.9 million for the first six months of 1998, compared to 1997. The ratio of OSG&A expenses increased 1.3 percentage points during the first six months of 1998, over the same period in 1997. First quarter expenses resulting from the cumulative effects of a computer equipment lease termination, combined with severance costs, unfavorably impacted 1998 OSG&A by nearly $19 million. The retail price of gasoline, which dropped nearly 13% in 1998 compared to 1997's first six months, also impacted the ratio of OSG&A expenses to sales. Excluding the items discussed above, the ratio of OSG&A to sales was slightly favorable, when comparing the first six months of 1998 and 1997.

     In addition to the items discussed above, a portion of the increase in OSG&A expenses resulted from costs associated with the Company's implementation of its retail information system and other strategic initiatives, as well as from higher store labor costs, all of which were partially offset by lower insurance costs. Incremental costs of approximately $5 million associated with the Company's retail information system were expensed in the first six months of 1998. While the ratio of OSG&A expenses to sales will vary on a quarterly basis, management believes this ratio will not improve dramatically during the roll-out phase of the retail information system.

     The Company continues to review the functions necessary to enable its stores to respond faster and more cost efficiently to rapidly changing customer needs and preferences. In conjunction with this review, management continues to realign and reduce personnel in order to eliminate non-essential costs, while devoting resources to the implementation of its retail information system and other strategic initiatives (see Management Strategies). In the first quarter of 1998, an accrual of $7.1 million was made representing severance benefits for more than 150 management and administrative employees to be terminated. The benefit from these reductions on an annualized basis approximates the first quarter charge, with the majority of the benefit carrying forward to future years.

     The Company is a defendant in two legal actions, which are referred to as the 7-Eleven OFFF and Valente cases, filed by franchisees in 1993 and 1996, respectively, asserting various claims against the Company. A nationwide settlement was negotiated and, in connection with the settlement, these two cases have been combined on behalf of a class of all persons who operated 7-Eleven convenience stores in the United States at any time between January 1, 1987 and July 31, 1997, under franchise agreements with the Company. Class members have overwhelmingly approved the settlement, and the court presiding over the settlement process gave its final approval of the settlement on April 24, 1998. The settlement provides that former franchisees will share in a settlement fund and that certain changes will be made to the franchise agreements with current franchisees.

     Three separate notices of appeal of the order approving the settlement have been filed. Therefore, the settlement agreement will not become effective until the appeals are resolved, which could be more than two years. However, the settlement agreement provides that while the appeals are pending the Company will pay certain maintenance and supply expenses relating to the cash registers and retail information system equipment of current franchisees that are members of the settlement class. If the settlement is overturned on appeal, the company has the right to require franchisees to repay the amounts that the company paid during the appeal
for these expenses.   The Company's payment of these expenses will have no
material impact on 1998 earnings, and the Company's accruals are sufficient to cover the total settlement costs, including the payment due to former franchisees when the settlement becomes effective.

INTEREST EXPENSE, NET

     Net interest expense increased $0.3 million during the second quarter of 1998, compared to the same period in 1997, but decreased $1.0 million from 1997 during the six months. The decrease from the first six months of 1997 was primarily due to the write-off of deferred costs associated with the Company's refinancing of its credit agreement in February 1997.

     Approximately 38% of the Company's debt contains floating rates that will be unfavorably impacted by rising interest rates. The weighted-average interest rate for such debt was 5.8% for both the second quarter and first six months of 1998 as well as the first six months of 1997. The Company expects net interest expense in 1998 to remain relatively flat, based upon anticipated levels of debt and interest rate projections. Factors increasing 1998 interest expense include higher borrowings/obligations to finance new store development and the redemption of the Company's 12% Debentures for which no interest expense was recorded in the Consolidated Statements of Earnings in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring" (see Liquidity and Capital Resources). Items that will decrease 1998 interest expense include a lower interest rate on the existing yen-denominated loan (see Liquidity and Capital Resources) and the new 2.325% yen-denominated loan (which will reduce short-term borrowings). The interest rate on the existing yen-denominated loan was reset in March of 1998, resulting in a rate reduction of 315 basis points.

     In June, 1998, the Company entered into an interest rate swap agreement that fixes the interest rate on $250 million of existing floating rate notional principal, through June, 2003. A major financial institution, as counterparty to the agreement, will pay the Company a floating interest rate based on three-month LIBOR during the term of the agreement in exchange for the Company paying a fixed interest rate. Interest payments by both parties will be made quarterly commencing September 28, 1998.

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

     In April 1998, the Company entered into a financing agreement for 12.5 billion yen, or $96.5 million, monetizing its future yen royalty stream. The financing, which bears interest at 2.325%, is secured by a pledge (secondary to the existing yen loan) of the future royalty payments from Seven-Eleven Japan associated with the Company's Japanese 7-Eleven trademarks. Payment of principal and interest on the debt is non recourse to the Company and will commence when the existing yen denominated loan is paid in full, which is currently estimated to be in 2001. It is anticipated that this loan will be fully repaid in 2006.


     In February 1998, the Company issued $80 million of 1998 Convertible Debt, which is subordinated to all existing debt except the 1995 Convertible Quarterly Income Debt Securities due 2010, which have the same priority ranking. The debt has a 15-year life, no amortization and an interest rate of 4.5%. The instrument gives the Company the right to defer interest payments thereon for up to 20 consecutive quarters. The debt mandatorily converts into 32,508,432 shares of the Company's common stock if the Company's stock achieves certain levels after the third anniversary of issuance. A portion of the proceeds from the 1998 Convertible Debt was used to redeem the Company's 12% Debentures at par.

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

     For the period ended June 30, 1998, the Company was in compliance with all of the covenants required under the credit agreement, including compliance with the principal financial and operating covenants under the credit agreement (calculated over the latest 12-month period) as follows:.

                                                      REQUIREMENTS:
                                                   --------------------
   COVENANTS                        ACTUALS        MINIMUM      MAXIMUM
   ---------                        -------        -------      -------
   Interest and rent coverage *   2.08 to 1.0    1.80 to 1.0
   Fixed charge coverage          1.93 to 1.0    1.50 to 1.0
   Senior indebtedness to EBITDA  3.56 to 1.0                  4.10 to 1.0
   Capital expenditure limit
         (tested annually)                                     $425 million

*   INCLUDES EFFECTS OF THE SFAS NO. 15 INTEREST PAYMENTS
       NOT RECORDED IN INTEREST EXPENSE.

     During the first six months of 1998, the Company repaid $102.6 million of debt of which $22.5 million related to the redemption of the Company's 12% Debentures and $10.9 million was for debt assumed in the Christy's acquisition (see Capital Expenditures - Acquisitions). The remaining principal reduction of $69.2 million included $28.1 million for quarterly installments due on the Term Loan, $18.8 million for principal payments on the Company's yen-denominated loan (secured by the royalty income stream from SEJ) and $9.9 million for SFAS No. 15 interest. Outstanding balances at June 30, 1998, for commercial paper, Term Loan and Revolver, were $398.0 million, $196.9 million and $119.5 million, respectively. As of June 30, 1998, outstanding letters of credit issued pursuant to the credit agreement totaled $75.0 million.

CASH FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was $126.1 million for the six months of 1998, an increase of $25.7 million from the same period of 1997 (see Results of Operations section).

CAPITAL EXPENDITURES

     In the first six months, net cash used in investing activities consisted primarily of payments of $159.9 million for property and equipment and $31.1 million for acquisitions (see Capital Expenditures - Acquisitions). The majority of the property and equipment capital was used for new store development, continued implementation of the Company's retail information system, remodeling stores, new equipment to support merchandising initiatives, upgrading retail gasoline facilities, replacing equipment and complying with environmental regulations.

     The Company expects 1998 capital expenditures, excluding lease commitments, to exceed $350 million. Capital expenditures are being used to develop or acquire new stores, upgrade store facilities, further implement a retail information system, replace equipment, upgrade gasoline facilities and comply with environmental regulations. The amount of expenditures during the year will be materially impacted by the proportion of new store development funded through working capital versus leases and the speed at which new sites/acquisitions can be located, negotiated, permitted and constructed.

CAPITAL EXPENDITURES - ACQUISITIONS

     In May 1998, the Company purchased all of the capital stock of Christy's Market, Inc., of Brockton, Mass, thereby acquiring 132 Christy's Market convenience stores, located in the New England area. Also in May 1998, the Company purchased the assets of 20 'red D mart' convenience stores in the South Bend, Indiana, area from MDK Corporation of Goshen, Indiana.

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

ENVIRONMENTAL

     In December 1988, the Company closed its chemical manufacturing facility in New Jersey. As a result, the Company is required to conduct environmental remediation at the facility and has submitted a clean-up plan to the New Jersey Department of Environmental Protection (the "State"), which provides for active remediation of the site for approximately a three-to-five-year period, as well as continued groundwater monitoring and treatment for a projected 15-year planning period. The projected 15-year clean-up period represents a reduction from the previously reported 20-year period and is a result of revised estimates as determined by an independent environmental management company in the first quarter of 1997. These revised estimates, which generally resulted from the conditional approval of the Company's plan, reduced both the estimated time and the estimated costs to complete the project. While conditional approval was received on its clean-up plan, the Company must supply additional information to the State before the plan can be finalized. The Company has recorded undiscounted liabilities representing its best estimates of the clean-up costs of $9.5 million at June 30, 1998. In 1991, the Company and the former owner of the facility executed a final settlement pursuant to which the former owner agreed to pay a substantial portion of the clean-up costs. Based on the terms of the settlement agreement and the financial resources of the former owner, the Company has a receivable recorded of $5.6 million at June 30, 1998.

     Additionally, the Company accrues for the anticipated future costs and the related probable state reimbursement amounts for remediation activities at its existing and previously operated gasoline sites where releases of regulated substances have been detected. At June 30, 1998, the Company's estimated undiscounted liability for these sites was $34.6 million. This estimate is based on the Company's prior experience with gasoline sites and its consideration of such factors as the age of the tanks, location of tank sites and experience with contractors who perform environmental assessment and remediation work. The Company anticipates that substantially all of the future remediation costs for detected releases at these sites as of June 30, 1998 will be incurred within the next five years.

     Under state reimbursement programs, the Company is eligible to receive reimbursement for a portion of future remediation costs, as well as a portion of remediation costs previously paid. Accordingly, at June 30, 1998, the Company has recorded a net receivable of $40.9 million for the estimated probable state reimbursements. In assessing the probability of state reimbursements, the Company takes into consideration each state's fund balance, revenue sources, existing claim backlog, status of clean-up activity and claim ranking systems. As a result of these assessments, the recorded receivable amount is net of an allowance of $8.6 million. While there is no assurance of the timing of the receipt of state reimbursement funds, based on its experience, the Company expects to receive the majority of state reimbursement funds, except from California, within one to three years after payment of eligible remediation expenses, assuming that the state administrative procedures for processing such reimbursements have been fully developed. The Company estimates that it may take one to seven years to receive reimbursement funds from California. Therefore, the portion of the recorded receivable amounts that relate to sites where remediation activities have been conducted have been discounted at 5.5% to reflect their present value. Thus, the recorded receivable amount is also net of a discount of $5.9 million.

     The estimated future assessment and remediation expenditures and related state reimbursement amounts could change within the near future as governmental requirements and state reimbursement programs continue to be implemented or revised.

ENVIRONMENTAL - ACQUISITIONS

     Both the 'red D mart' and Christy's Market acquisitions include retail gasoline outlets that are subject to certain environmental regulations. Under the terms of the acquisition agreements, the sellers are responsible for ensuring compliance with all applicable environmental regulations existing as of the closing date. In addition, the acquisition agreements provide that the sellers will remain responsible for the expense of any future environmental cleanup resulting from existing conditions at the sites, which is required under applicable legal requirements (see Capital Expenditures - Acquisitions).

YEAR 2000

     The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Some of the Company's older computer programs that have date-sensitive coding may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations.

     The Company has replaced, over the last couple of years, or has plans to replace significant portions of its existing systems with third-party-provided software, which properly interpret dates beyond December 31, 1999. In addition, the Company has contracted resources to modify the remainder of its existing software to make it year 2000 compliant.

Based on a recent assessment, the Company believes all system modifications and related testing should be completed by the middle of 1999.

     The Company has initiated formal communications with its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own year 2000 issue. At this time, based on presently available information, the Company does not foresee any material effects related to outside company compliance.

     YEAR 2000 DISCLAIMER: The Company does not believe the costs related to the year 2000 compliance project will be material to its financial position or results of operations. However, the costs of the project and the date on which the Company plans to complete the year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. As a result, there can be no assurance that these forward looking estimates will be achieved and the actual costs and vendor compliance could differ materially from those plans, resulting in a material financial risk.









ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Not Required

PART II.

                           OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.


7-ELEVEN OWNERS FOR FAIR FRANCHISING, ET AL. V. THE SOUTHLAND CORPORATION,
ET AL.

     As previously reported, the Company is a defendant in two legal actions, which are referred to as the 7-Eleven OFFF and Valente cases, filed by franchisees in 1993 and 1996, respectively, asserting various claims against the Company. A nationwide settlement was negotiated and, in connection with the settlement, these two cases have been combined on behalf of a class of all persons who operated 7-Eleven convenience stores in the United States at any time between January 1, 1987 and July 31, 1997, under franchise agreements with the Company. Class members have overwhelmingly approved the settlement, and the court presiding over the settlement process gave its final approval of the settlement on April 24, 1998. The settlement provides that former franchisees will share in a settlement fund and that certain changes will be made to the franchise agreements with current franchisees.

     Three separate notices of appeal of the order approving the settlement have been filed. Therefore, the settlement agreement will not become effective until the appeals are resolved, which could be more than two years. However, the settlement agreement provides that while the appeals are pending the company will pay certain maintenance and supply expenses relating to the cash registers and retail information system equipment of current franchisees who are members of the settlement class. If the settlement is overturned on appeal, the Company has the right to require franchisees to repay the amounts that the Company paid during the appeal for these expenses. The Company's payment of these expenses will have no material impact on 1998 earnings, and the Company's accruals are sufficient to cover the total settlement costs, including the payment due to former franchisees when the settlement becomes effective.

EMIL V. SPARANO, ET AL. V. THE SOUTHLAND CORPORATION, ET AL.

     As previously reported, a lawsuit entitled EMIL V. SPARANO, ET AL. V. THE SOUTHLAND CORPORATION, ET AL., was filed against the Company in the United States District Court for the Northern District of Illinois, in March, 1994. Of the eleven original causes of action, only one claim was certified to proceed as a class action. The class has now been defined to include those persons who owned 7-ELEVEN franchises at any time from December 1, 1987 to March 4, 1991. Notices have been sent to all class members, and pretrial discovery will continue until the discovery cut-off date of October 15, 1998.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


     On April 22, 1998, the Company held its annual meeting of shareholders. Each of the thirteen nominated directors were elected without contest. In addition, the shareholders ratified the approval of Coopers & Lybrand L.L.P. (now PricewaterhouseCoopers LLP) to be the Company's independent auditors for 1998.

     (a) The votes for and the votes withheld for each of the nominees for director were as follows:

        NOMINEE                     FOR               WITHHELD

        Masatoshi Ito               339,275,586       853,119
        Toshifumi Suzuki            339,274,895       853,810
        Clark J. Matthews, II       339,241,334       887,371
        Yoshitami Arai              339,281,570       847,135
        Masaaki Asakura             339,277,723       850,982
        Timothy N. Ashida           339,282,115       846,590
        Jay W. Chai                 339,197,938       930,767
        Gary J. Fernandes           339,204,642       924,063
        Masaaki Kamata              339,281,102       847,603
        James W. Keyes              339,279,446       849,259
        Kazuo Otsuka                339,277,115       851,590
        Asher O. Pacholder          339,275,031       853,674
        Nobutake Sato               339,277,015       851,690

     (b) The votes for, against, abstaining and broker non-votes in connection with the ratification of the appointment of Coopers & Lybrand L.L.P. (now PricewaterhouseCoopers LLP) to be the independent auditors of the Company for 1998 were as follows:

     339,974,946 shares were voted for; 82,313 shares were voted against; 71,446 shares abstained from voting; and no broker non-votes were received.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


     (a)   Exhibits:

Exhibit 10(i)(1) - Second Amendment, dated as of April 29, 1998, to Credit Agreement dated as of February 27, 1997, among The
Southland Corporation, the financial institutions party
thereto as Senior Lenders, the financial institutions
party thereto as Issuing Banks, Citibank, N.A.,  as
Administrative Agent, and The Sakura Bank, Limited, New
York Branch, as
                    Co-Agent.*....................................   Tab 1*

Exhibit 10(i)(2) -  Secured Yen Loan Agreement for The Southland
Corporation relating to royalties from Seven-Eleven
(Japan) Company, Ltd. in the amount of Japanese Yen
12,500,000,000, dated as of April 21, 1998.*     Tab 2*

Exhibit (15) -   Letter re Unaudited Interim Financial Information   Tab 3

Exhibit (27) -   Financial Data Schedule
                           Submitted in electronic format only.

* Submitted with filing; not attached to conformed copies.

     (b)   8-K Reports:

During the second quarter of 1998, the Company filed no reports on Form 8-K.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              THE SOUTHLAND CORPORATION
                                                   (Registrant)



Date:   8/5/98                        /s/  Clark J. Matthews II
     -------------                    -------------------------
                                     (Officer)
                                      Clark J. Matthews, II
                                      President and Chief Executive Officer


Date:   8/5/98                       /s/  Donald E. Thomas
     ------------                    --------------------------
                                    (Principal Accounting Officer)
                                     Donald E. Thomas
                                     Vice President and Controller