Form 10-Q
period 1998-09-30
SOUTHLAND CORP
filed 1998-10-27
CIK 92344

                                 FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                ----------------

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30,1998

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     409,922,935 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of September 30, 1998.

                          THE SOUTHLAND CORPORATION
                                    INDEX


                                                                        Page
                                                                         No.
                                                                        ----

Part I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

     Condensed Consolidated Balance Sheets -
       September 30, 1998 and December 31, 1997.......................    1

     Condensed Consolidated Statements of Earnings -
       Three Months and Nine Months Ended September 30, 1998 and 1997.    2

     Condensed Consolidated Statements of Cash Flows -
       Nine Months Ended September 30, 1998 and 1997..................    3

     Notes to Condensed Consolidated Financial Statements ............    4

     Report of Independent Accountants................................    8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................    9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....  18

Part II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ...........................................   19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................   19

SIGNATURES............................................................   20

Exhibit (15) - Letter re Unaudited Interim Financial Information......Tab 1

Exhibit (27) - Financial Data Schedule................................    *

  * Submitted in electronic format only.



                                    (i)


                             THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                             ASSETS

                                                                  SEPTEMBER 30, DECEMBER 31,
                                                                      1998         1997
                                                                  -----------   -----------
                                                                  (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                                      $    42,313   $    38,605
   Accounts receivable                                                128,815       126,495
   Inventories                                                        115,941       125,396
   Other current assets                                               156,918        96,145
                                                                  -----------   -----------
     TOTAL CURRENT ASSETS                                             443,987       386,641
PROPERTY AND EQUIPMENT                                              1,573,399     1,416,687
OTHER ASSETS                                                          311,455       286,753
                                                                  -----------   -----------
                                                                  $ 2,328,841   $ 2,090,081
                                                                  ===========   ===========


                          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Trade accounts payable                                         $   212,831   $   196,799
   Accrued expenses and other liabilities                             301,601       275,267
   Commercial paper                                                    28,044        48,744
   Long-term debt due within one year                                 289,317       208,839
                                                                  -----------   -----------
     TOTAL CURRENT LIABILITIES                                        831,793       729,649
DEFERRED CREDITS AND OTHER LIABILITIES                                208,848       187,414
LONG-TERM DEBT                                                      1,562,915     1,594,545
CONVERTIBLE QUARTERLY INCOME DEBT SECURITIES                          380,000       300,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT):
   Common stock, $.0001 par value                                          41            41
   Additional capital                                                 625,574       625,574
   Accumulated deficit                                             (1,284,884)   (1,352,058)
   Accumulated other comprehensive income                               4,554         4,916
                                                                  ------------  ------------
     TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                            (654,715)     (721,527)
                                                                  ------------  ------------
                                                                  $ 2,328,841   $ 2,090,081
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




                                                 1




                               THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                              (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                             (UNAUDITED)

                                                       THREE MONTHS                 NINE MONTHS
                                                      ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                ---------------------------     -----------------------
                                                      1998           1997           1998          1997
                                                -------------   -----------     ----------   -----------
REVENUES:
     Net sales (Including $280,926, $256,235,
        $767,595 and $725,358 in excise taxes)  $ 2,000,298    $ 1,873,936    $ 5,439,780    $ 5,260,319
     Other income                                    23,577         22,850         67,454         66,578
                                                ------------   ------------   ------------   ------------
                                                  2,023,875      1,896,786      5,507,234      5,326,897
COSTS AND EXPENSES:
     Cost of goods sold                           1,395,289      1,321,793      3,834,634      3,736,076
     Operating, selling, general and
         administrative expenses                    548,537        497,202      1,525,847      1,415,620
     Interest expense, net                           22,962         22,158         67,628         67,872
                                                ------------   ------------   ------------   ------------
                                                  1,966,788      1,841,153      5,428,109      5,219,568
                                                ------------   ------------   ------------   ------------
EARNINGS BEFORE INCOME TAXES AND
     EXTRAORDINARY GAIN                              57,087         55,633         79,125        107,329

INCOME TAXES                                         21,516         22,162         29,822         42,706
                                                ------------   ------------   ------------   ------------
EARNINGS BEFORE EXTRAORDINARY GAIN              $    35,571    $    33,471    $    49,303    $    64,623

EXTRAORDINARY GAIN ON DEBT REDEMPTION (net
     of tax effect of $11,425)                         -              -            17,871            -
                                                ------------   ------------   -------------   ------------
NET EARNINGS                                    $    35,571    $    33,471    $    67,174    $    64,623
                                                ============   ============   ============   =============





EARNINGS BEFORE EXTRAORDINARY GAIN PER COMMON SHARE:
     Basic                                              $.09           $.08           $.12           $.16
     Diluted                                             .07            .07            .11            .15
EXTRAORDINARY GAIN ON DEBT REDEMPTION PER COMMON SHARE:
     Basic                                              $.00           $.00           $.04           $.00
     Diluted                                             .00            .00            .04            .00
NET EARNINGS PER COMMON SHARE:
     Basic                                              $.09           $.08           $.16           $.16
     Diluted                                             .07            .07            .15            .15


                        See notes to condensed consolidated financial statements.

                                                        2

                                     THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (DOLLARS IN THOUSANDS)

                                                   (UNAUDITED)
                                                                                          NINE MONTHS
                                                                                       ENDED SEPTEMBER 30,
                                                                                -------------------------------
                                                                                     1998              1997
                                                                                -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                                $     67,174    $     64,623
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Extraordinary gain on debt redemption                                        (17,871)             -
        Depreciation and amortization of property and equipment                      130,320          132,436
        Other amortization                                                            14,594           14,270
        Deferred income taxes                                                         15,273           36,396
        Noncash interest expense                                                       1,086            2,210
        Other noncash expense (income)                                                 5,265            (867)
        Net loss (gain) on property and equipment                                      2,775            (331)
        (Increase) decrease in accounts receivable                                    (1,021)          23,749
        Decrease (increase) in inventories                                            20,445           (2,744)
        Increase in other assets                                                     (15,875)         (20,647)
        Increase (decrease) in trade accounts payable and other liabilities            7,678          (54,115)
                                                                                -------------    -------------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES                          229,843          194,980
                                                                                -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for purchase of property and equipment                                 (254,207)        (148,705)
    Proceeds from sale of property and equipment                                       6,527           12,583
    Increase in restricted cash                                                      (43,213)             -
    Acquisition of businesses, net of cash acquired                                  (31,472)             -
    Other                                                                              3,361            2,939
                                                                                -------------    -------------
                  NET CASH USED IN INVESTING ACTIVITIES                             (319,004)        (133,183)
                                                                                -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from commercial paper and revolving credit facilities                 5,040,984        4,034,465
    Payments under commercial paper and revolving credit facilities               (4,985,231)      (4,038,178)
    Proceeds from issuance of long-term debt                                          96,503          225,000
    Principal payments under long-term debt agreements                              (134,869)        (273,046)
    Proceeds from issuance of Convertible Quarterly Income Debt Securities            80,000              -
    Other                                                                             (4,518)            (520)
                                                                                -------------    -------------
                  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 92,869          (52,279)
                                                                                -------------    -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                              3,708            9,518
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        38,605           36,494
                                                                                -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $     42,313     $     46,012
                                                                                =============    =============

RELATED DISCLOSURES FOR CASH FLOW REPORTING:

    Interest paid, excluding SFAS No.15 Interest                                $    (74,718)    $    (71,708)
                                                                                =============    =============
    Net income taxes paid                                                       $     (8,509)    $     (5,858)
                                                                                =============    =============
    Assets obtained by entering into capital leases                             $     27,108     $     13,781
                                                                                =============    =============


                                  See notes to condensed consolidated financial statements.


               THE SOUTHLAND CORPORATION AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998
              (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                             (UNAUDITED)

1.   BASIS OF PRESENTATION:

The condensed consolidated balance sheet as of September 30, 1998, and the condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 1998 and 1997,and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position at September 30, 1998, and the results of operations and cash flows for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

The condensed consolidated balance sheet as of December 31, 1997, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, include accounting policies and additional information pertinent to an understanding of both the December 31, 1997, balance sheet and the interim financial statements. The information has not changed except as a result of normal transactions in the nine months ended September 30, 1998, and as discussed in the following notes.

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

                                                       September 30,    December 31,
                                                           1998           1997
                                                       -----------      ------------
Unrealized gain on equity securities                   $   10,957       $    9,192
Foreign currency translation adjustments                   (6,403)          (4,276)
                                                       -----------      ------------
Accumulated other comprehensive income                 $    4,554      $    4,916
                                                       ===========      ============

The components of comprehensive income of the Company for the three-month and nine-month periods ended September 30, 1998 and 1997, are as follows:

                                                          Three Months            Nine Months
                                                        Ended September 30,    Ended September 30
                                                        ------------------    --------------------
                                                         1998       1997         1998       1997
                                                        ------    --------     --------  ---------
Net earnings                                            $ 35,571  $ 33,471     $ 67,174   $ 64,623
Other comprehensive income (expense), net of tax:
   Unrealized gains on equity securities                  (5,162)    1,509        1,765        (63)
   Foreign currency translation adjustments               (1,403)       57       (2,127)       (56)
                                                         --------  --------     --------   --------
         Other comprehensive income (expense)             (6,565)    1,566         (362)      (119)
                                                         --------  --------     --------   --------
Comprehensive income                                    $ 29,006  $ 35,037     $ 66,812    $ 64,504
                                                        ========= =========     ========   ========

                                        4

3.   EARNINGS PER SHARE:

In December 1997, the Company adopted the provisions of SFAS No. 128, "Earnings per Share," which requires the following reconciliation of the numerators and the denominators of the basic and diluted per-share computations for net earnings for the periods presented:

                                                                             Three Months          Nine Months
                                                                          Ended September 30,   Ended September 30,
                                                                         --------------------   ------------------
                                                                           1998       1997        1998       1997
                                                                         --------    --------    --------  ---------
BASIC EPS COMPUTATION:
  Earnings (Numerator):
   Earnings before extraordinary gain available to common shareholders   $   35,571    $ 33,471   $ 49,303  $ 64,623
   Earnings on extraordinary gain available to common shareholders              -          -        17,871       -
                                                                         -----------   --------   --------  ---------
   Net earnings available to common shareholders                         $   35,571    $ 33,471   $ 67,174  $ 64,623
                                                                         ==========   =========   ========  =========
 Shares (Denominator):
   Weighted average number of common shares outstanding                     409,923     409,923    409,923    409,923
                                                                         ==========   =========   ========  =========
BASIC EPS:
  Earnings per common share before extraordinary gain                     $    .09     $   .08    $   .12   $   .16
  Earnings per common share on extraordinary gain                                -          -         .04        -
                                                                          ----------   ---------   -------  --------
  Net earnings per common share                                           $    .09     $   .08    $   .16   $   .16
                                                                          ==========   =========  ========  ========

DILUTED EPS COMPUTATION:
  Earnings (Numerator):
   Earnings before extraordinary gain available to common shareholders   $   35,571    $ 33,471   $ 49,303  $ 64,623
   Add interest on Convertible Quarterly Income Debt Securities,
         net of tax                                                           2,708       2,066      7,761     6,201
                                                                         ----------     --------  --------  ---------
   Earnings before extraordinary gain available to common shareholders
         plus assumed conversions                                            38,279      35,537     57,064    70,824

   Earnings on extraordinary gain available to common shareholders              -           -       17,871       -
                                                                           ---------     --------  --------   -------
   Net earnings available to common shareholders plus assumed
         conversions                                                     $   38,279    $ 35,537   $ 74,935  $ 70,824
                                                                          ==========    ========  ========  =========
  Shares (Denominator):
   Weighted average number of common shares outstanding                     409,923      409,923   409,923   409,923
   Add effects of assumed conversions:
         Conversion of Convertible Quarterly Income Debt Securities         104,620       72,112    97,912    72,112
         Exercise of stock options                                              153          -          89       227
                                                                          ---------    ---------   --------   --------
   Weighted average number of common shares outstanding plus shares
         from assumed conversions                                           514,696     482,035    507,924   482,262
                                                                           =========    ========   ========  ========
DILUTED EPS :
   Earnings per common share before extraordinary gain                   $    .07      $  .07     $   .11   $   .15
   Earnings per common share on extraordinary gain                             -           -          .04        -
                                                                           ---------   ---------   -------   --------
   Net earnings per common share                                         $    .07      $  .07     $   .15   $   .15
                                                                          ===========   =========   =======  =========


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

The following preliminary information is provided as supplemental cash flow disclosure for the acquisitions of businesses as reported in the Condensed Consolidated Statements of Cash Flows for the nine months ended
September 30, 1998:

               Fair value of assets acquired              $  69,007
               Fair value of liabilities assumed             36,243
                                                          ---------
               Cash paid                                     32,764
               Less cash acquired                             1,292
                                                          ---------
               Net cash paid for acquisitions             $  31,472
                                                          =========

5.   FINANCIAL INSTRUMENTS:

YEN LOAN - On April 30, 1998, funding occurred on a yen-denominated loan for 12.5 billion yen or $96.5 million of proceeds. The loan has an interest rate of 2.325% and will be repaid from the Seven-Eleven Japan area license royalty income beginning in 2001, after the existing yen loan has been retired. Both principal and interest of the loan are nonrecourse to the Company. The proceeds included exercising a put option at the strike price of 129.53 yen per dollar. The purchase of this put option was financed by the Company by selling a call option at a strike price of
125.08 yen per dollar with the same yen amount and maturity as the put option, thereby committing the Company to exchange at a rate of 125.08.
The call option was marked to market and, as a result, income of $1.5 million was recognized during the first quarter of 1998. The call option expired unexercised on April 28, 1998. Proceeds of the loan will be used for general corporate purposes.

INTEREST RATE SWAP AGREEMENT - The Company is using derivative financial instruments to reduce its exposure to market risk resulting from interest rates. On June 26, 1998, the Company entered into an interest rate swap agreement that fixes the interest rate at 5.395% on $250 million notional principal amount of floating rate debt until June 26, 2003. A major financial institution, as counterparty to the agreement, will pay the Company a floating interest rate based on three-month LIBOR during the term of the agreement in exchange for the Company paying the fixed interest rate. Interest payments commenced September 28, 1998, and will be made quarterly by both parties. The Company is at risk of loss from this swap agreement in the event of nonperformance by the counterparty.

Upon expiration of the initial swap term, the agreement is extendible for an additional five years at the option of the counterparty. If such election is made, the Company will pay a fixed interest rate of 5.87% for the period after the original termination date. This option component of the agreement is recognized at fair value and is marked to market. Due to declining interest rates throughout the quarter, the Company recognized $3.2 million of expense related to the option component. However, with respect to its unhedged floating rate debt, the Company experienced a positive economic benefit from the declining interest rates during the quarter.

SFAS NO. 133 - The Company is currently reviewing SFAS No. 133, "Accounting for Derivative and Similar Financial Instruments and for Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 becomes effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. The Company intends to adopt the provisions of this statement as of January 1, 2000, but does not anticipate that its adoption will have a material effect on the Company's earnings, with the exception of the impact of the interest rate swap agreement noted above.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of The Southland Corporation

We have reviewed the accompanying condensed consolidated balance sheet of The Southland Corporation and Subsidiaries as of September 30, 1998, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of earnings, shareholders' equity (deficit), and cash flows for the year then ended (not presented herein); and in our report dated February 5, 1998,(except as to items 2 and 3 in Note 17, for which the date is March 12, 1998) we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



PRICEWATERHOUSECOOPERS LLP
Dallas, Texas
October 22, 1998

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




RESULTS OF OPERATIONS

SUMMARY OF RESULTS OF OPERATIONS

     The Company's reported net earnings for the third quarter and nine months were $35.6 million and $67.2 million, respectively, compared to net earnings of $33.5 million and $64.6 million for the same periods in 1997. The increase in third quarter earnings resulted from growth in gross profits, offset by higher store labor and incremental costs associated with the further implementation of several strategic initiatives. The year-to-date results included a $17.9 million (after tax) extraordinary gain from the redemption of the Company's 12% Senior Subordinated Debentures ("12% Debentures"), which was substantially offset by $14.9 million (after tax) of costs in the first quarter associated with a lease termination, severance and write-off of slow-moving inventory.


MANAGEMENT STRATEGIES

     Since 1992, the Company has been committed to several key strategies that it believes, over the long term, will provide further differentiation from competitors and allow 7-Eleven to maintain its position as the premier convenience retailer. These strategies include:

* Upgrading the Company's store base through developing or acquiring new stores, continuing the upgrading of existing stores and closing underachieving stores. In 1998, new store openings will significantly outpace closings, with the expansion occurring in existing markets to support the Company's fresh food and combined-distribution initiatives.

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



(EXCEPT WHERE NOTED, ALL PER-STORE NUMBERS REFER TO AN AVERAGE OF ALL STORES RATHER THAN ONLY STORES OPEN MORE THAN ONE YEAR.)

SALES

     The Company recorded net sales of $2.00 billion for the third quarter and $5.44 billion for the nine months, compared to $1.87 billion and $5.26 billion during the same periods in 1997. Despite a decline in gasoline sales for the quarter, due to significantly lower retail prices, total sales increased as a result of the Company's acquisition of 152 stores in May, combined with growth in same-store merchandise sales. Results of merchandise sales growth per store were as follows:

                                         PERIODS ENDING SEPTEMBER 30, 1998
                                         ----------------------------------
INCREASE (DECREASE) FROM PRIOR YEAR          THREE MONTHS      NINE MONTHS
-----------------------------------          ------------      -----------
U.S. same-store sales                              7.2%             5.2%
U.S. same-store real growth; excluding inflation   5.0%             3.3%
7-Eleven inflation                                 2.1%             1.8%

     Third quarter same-store merchandise sales increase of 7.2% was the largest such increase this decade and continues a trend of strong same-store growth over the last five quarters.

     Regionally, per-store merchandise sales growth for the quarter was consistent throughout the U.S., as well as with Canadian stores in Canadian currency. Categories that contributed the most to the quarter results were noncarbonated beverages, cigarettes and Slurpee. CAFE COOLER, a frozen noncarbonated drink introduced in the spring, provided substantial incremental growth in per-store sales. CIGARETTE SALES increased primarily due to price increases in response to manufacturer-led cost increases, which have had an unfavorable impact on margin. SLURPEE AND NONCARBONATED DRINK sales are up substantially, partially due to the introduction of new products, flavors and packaging.

     Gasoline sales dollars per store declined 11.6% for the third quarter and 10.7% for the nine months, compared to last year. The decline in gasoline sales dollars resulted from lower average retail prices, which dropped 19 and 18 cents per gallon during the quarter and nine months, respectively. Although sales dollars decreased, average per-store gallon sales increased 4.2% during the third quarter primarily due to newly developed stores, which have considerably higher volumes.

OTHER INCOME

     Other Income of $23.6 million for the third quarter and $67.5 million for the year was $0.7 million and $0.9 million higher than the same periods in 1997, respectively. Approximately 80% of other income is derived from royalty income of licensed operations, some of which could be unfavorably impacted by fluctuating exchange rates. Over 70% of the Company's royalties are from area license agreements with Seven-Eleven Japan Co., Ltd. ("SEJ"). Though the dollar equivalent of the SEJ royalty income will fluctuate with exchange rate movements, the Company has hedged this exposure by designating the royalty income to repay principal and interest payments on its yen-denominated loans (see Liquidity & Capital Resources).


GROSS PROFITS
                                                          PERIODS ENDING SEPTEMBER 30, 1998
                                                          -----------------------------------
                                                          THREE MONTHS          NINE MONTHS
                                                         -------------          -------------
                                                    MERCHANDISE GASOLINE  MERCHANDISE GASOLINE
                                                    ----------- --------  ----------- -------
Gross Profit - DOLLARS IN MILLIONS                  $  546.2    $  58.9   $ 1,459.1   $ 146.1
INCREASE/(DECREASE) FROM PRIOR YEAR - ALL STORES
------------------------------------------------
Average per-store gross profit dollar change            3.9%      17.5%     2.9%        6.1%
Margin point change (gasoline in cents per gallon)     (.79)      1.63     (.69)        .32
Average per-store sales (gasoline in gallons)           6.2%       4.2%     5.0%        3.4%


     Merchandise gross profit dollars increased in both the third quarter ($40.3 million) and nine months ($66.4 million) when compared to the same periods in 1997. Higher average per-store merchandise sales were partially offset by a lower merchandise margin. Merchandise margin has been reduced as a result of product cost increases and continuing refinement of the everyday-fair-pricing policy to better reflect market conditions. Merchandise margin was also impacted by introductory costs associated with new product offerings, combined with the further roll-out of our fresh food initiatives into four new markets.

     During the third quarter, gasoline gross profits increased $12.5 million, with the nine months higher by $14.5 million when compared to the same periods in 1997. Improved margins, combined with the per-store gallon sales increase and more gasoline outlets, contributed to the improvement in the third quarter.

OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("OSG&A")

                                    PERIODS ENDING SEPTEMBER 30, 1998
                                    ----------------------------------
                              THREE MONTHS               NINE MONTHS
                             ----------------         ----------------
                             1998        1997         1998       1997
                             ----        ----         ----      ------
Total OSG&A expenses        $548.5      $497.2      $1,525.8  $1,415.6
Ratio of OSG&A to sales       27.4%       26.5%         28.0%     26.9%

     Operating, selling, general and administrative expenses increased $51.3 million and $110.2 million, respectively, during the third quarter and nine months, compared to the same periods in 1997. The ratio of OSG&A expenses to sales increased .9 and 1.1 percentage points during the quarter and nine months, respectively. Contributing to the higher ratios were first quarter expenses of $19 million relating to severance costs and termination of a computer equipment lease, combined with the retail price of gasoline being 18 cents per gallon lower for the nine months. Excluding the first quarter items and adjusting for comparable gasoline prices, the ratio of OSG&A to sales was unchanged and slightly favorable, for the quarter and nine months, respectively compared to 1997.

     In addition to the items discussed above, a portion of the increase in OSG&A expenses resulted from the Company's implementation of its retail information system and other strategic initiatives, as well as from higher store labor, all of which were partially offset by lower insurance
expenses.   Expenses associated with the Company's retail information
system were approximately $7 million higher than during the first nine months of last year. While the ratio of OSG&A expenses to sales will vary on a quarterly basis, management believes this ratio will not improve during the rollout phase of the retail information system.

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

     Notices of appeal of the order approving the settlement were filed on behalf of three of the attorneys who represented the class, six former franchisees and two current franchisees. One of these current franchisees has dismissed his appeal. The settlement agreement will not become effective until the appeals are resolved, which could be more than two years. However, the settlement agreement provides that while the appeals are pending the Company will pay certain maintenance and supply expenses relating to the cash registers and retail information system equipment of current franchisees that are members of the settlement class. If the settlement is overturned on appeal, the Company has the right to require franchisees to repay the amounts that the Company paid for these expenses while the appeals were pending. The Company's payment of these expenses will have no material impact on 1998 earnings, and the Company's accruals are sufficient to cover the total settlement costs, including the payment due to former franchisees when the settlement becomes effective.

INTEREST EXPENSE, NET

     Net interest expense increased $0.8 million during the third quarter of 1998, compared to the same period in 1997, but decreased $0.2 million from 1997 during the first nine months. The decrease from the first nine months of 1997 was primarily due to the write-off of deferred costs associated with the Company's refinancing of its credit agreement in February 1997.

     Approximately 38% of the Company's debt contains floating rates that will be unfavorably impacted by rising interest rates. As of June 1998, over one-third of the Company's floating rate debt exposure to rising interest rates has been eliminated as a result of an interest rate swap agreement (see Interest Rate Swap Agreement). The weighted-average interest rate for such debt, including the impact of the interest rate swap agreement, was 5.7% for the third quarter of 1998 and 5.8% for the first nine months, while the rate in 1997 was 5.8% for both the third quarter and first nine months. The Company expects net interest expense in 1998 to remain relatively flat, based upon anticipated levels of debt and interest rate projections. Factors increasing 1998 interest expense include higher borrowings to finance new store development and the redemption of the Company's 12% Debentures. With regard to the 12% Debentures, no interest expense was recorded in the Consolidated Statements of Earnings in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring" (see Liquidity and Capital Resources). Items that will decrease 1998 interest expense include a lower interest rate on the existing yen-denominated loan (see Liquidity and Capital Resources) and the new 2.325% yen-denominated loan (which will reduce short-term borrowings). The interest rate on the existing yen-denominated loan was reset in March of 1998, resulting in a rate reduction of 315 basis points.

     In accordance with SFAS No. 15, no interest expense is recognized on the Company's public debt securities. These securities were recorded at an amount equal to the future undiscounted cash payments, both principal and interest, and accordingly, the cash interest payments are charged against the recorded amount of such securities and are not treated as interest expense.

INTEREST RATE SWAP AGREEMENT

     In June 1998, the Company entered into an interest rate swap agreement that fixes the interest rate on $250 million notional principal amount of existing floating rate debt at 5.395%, through June 2003. A major financial institution, as counterparty to the agreement, will pay the Company a floating interest rate based on three-month LIBOR during the term of the agreement in exchange for the Company paying a fixed interest rate. Interest payments by both parties commenced in September 1998, and will be made quarterly. The impact on net interest expense for the third quarter was nominally favorable as a result of this agreement.

     Upon expiration of the initial swap term, the counterparty has the option of extending the agreement for an additional five years at a fixed interest rate of 5.87%. This option component of the agreement is recognized at fair value and is marked to market. Due to declining interest rates in the third quarter, the Company recognized $3.2 million of OSG&A expense related to the option component.

EXTRAORDINARY GAIN

In March 1998, redemption of the Company's 12% Debentures resulted in a $17.9 million after-tax gain from the retirement of future undiscounted interest payments as recorded under SFAS No. 15. The cash outlay of the Company was $22.5 million, which was financed through the issuance of 4-1/2% Convertible Quarterly Income Debt Securities ("1998 Convertible Debt") due 2013. The securities were issued to Ito-Yokado Co., Ltd. and Seven-Eleven Japan Co., Ltd., the joint owners of IYG Holding Company, the Company's majority shareholder.


LIQUIDITY AND CAPITAL RESOURCES

     The majority of the Company's working capital is provided from three sources: i) cash flows generated from its operating activities; ii) a $400 million commercial paper facility (guaranteed by Ito-Yokado Co., Ltd.); and
iii) short-term seasonal borrowings of up to $400 million (reduced by outstanding letters of credit) under its revolving credit facility. The Company believes that operating activities, coupled with available short-term working capital facilities will provide sufficient liquidity to fund current commitments for operating and capital expenditure programs, as well as to service debt requirements. Actual capital expenditures funding will be dependent on the level of cash flow generated from operating activities and the funds available from financings.

In April 1998, the Company entered into a financing agreement for
12.5 billion yen, or $96.5 million, monetizing its future yen royalty stream. The financing, which bears interest at 2.325%, is secured by a pledge (secondary to the existing yen loan) of the future royalty payments from Seven-Eleven Japan associated with the Company's Japanese 7-Eleven trademarks. Payment of principal and interest on the debt is non-recourse to the Company and will commence when the existing yen denominated loan is paid in full, which is currently estimated to be in 2001. It is anticipated that this loan will be fully repaid in 2006.

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

     For the period ended September 30, 1998, the Company was in compliance with all of the covenants required under the credit agreement, including compliance with the principal financial and operating covenants under the credit agreement (calculated over the latest 12-month period) as follows:

                                                       REQUIREMENTS:
                                                   --------------------
   COVENANTS                        ACTUALS        MINIMUM      MAXIMUM
   ---------                        -------        -------      -------
   Interest and rent coverage *   2.07 to 1.0    1.80 to 1.0
   Fixed charge coverage          1.77 to 1.0    1.50 to 1.0
   Senior indebtedness to EBITDA  3.50 to 1.0                  4.10 to 1.0
   Capital expenditure limit
         (tested annually)                                     $425 million

    * INCLUDES EFFECTS OF THE SFAS NO. 15 INTEREST PAYMENTS NOT RECORDED IN INTEREST EXPENSE.

     During the first nine months of 1998, the Company repaid $134.9 million of debt of which $22.6 million related to the redemption of the Company's 12% Debentures and $10.9 million was for debt assumed in the Christy's acquisition (see Capital Expenditures - Acquisitions). The remaining principal reduction of $101.4 million included $42.2 million for quarterly installments due on the Term Loan, $30.2 million for principal payments on the Company's yen-denominated loan (secured by the royalty income stream from SEJ) and $9.9 million for SFAS No. 15 interest. Outstanding balances at September 30, 1998, for commercial paper, Term Loan and Revolver, were $378.0 million, $182.8 million and $140.0 million, respectively. As of September 30, 1998, outstanding letters of credit issued pursuant to the credit agreement totaled $75.0 million.

CASH FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was $229.8 million for the nine months of 1998, an increase of $34.9 million from the same period of 1997 (see Results of Operations section).

CAPITAL EXPENDITURES

     In the first nine months, net cash used in investing activities consisted primarily of payments of $254.2 million for property and equipment and $31.5 million for acquisitions (see Capital Expenditures - Acquisitions). The majority of the property and equipment capital was used for new store development, continued implementation of the Company's retail information system, remodeling stores, new equipment to support merchandising initiatives, upgrading retail gasoline facilities, replacing equipment and complying with environmental regulations.

     The Company expects 1998 capital expenditures, excluding lease commitments, to exceed $375 million. Capital expenditures are being used to develop or acquire new stores, upgrade store facilities, further implement a retail information system, replace equipment, upgrade gasoline facilities and comply with environmental regulations. The amount of expenditures during the year will be materially impacted by the proportion of new store development funded through working capital versus leases and the speed at which new sites/acquisitions can be located, negotiated, permitted and constructed.


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

ENVIRONMENTAL

     In December 1988, the Company closed its chemical manufacturing facility in New Jersey. As a result, the Company is required to conduct environmental remediation at the facility and has submitted a clean-up plan to the New Jersey Department of Environmental Protection (the "State"), which provides for active remediation of the site for approximately a three-to-five-year period, as well as continued groundwater monitoring and treatment for a projected 15-year period. The projected 15-year clean-up period represents a reduction from the previously reported 20-year period and is a result of revised estimates as determined by an independent environmental management company in the first quarter of 1997. These revised estimates, which generally resulted from the conditional approval of the Company's plan, reduced both the estimated time and the estimated costs to complete the project. While conditional approval was received on its clean-up plan, the Company must supply additional information to the State before the plan can be finalized. The Company has recorded undiscounted liabilities representing its best estimates of the clean-up costs of $9.3 million at September 30, 1998. In 1991, the Company and the former owner of the facility executed a final settlement pursuant to which the former owner agreed to pay a substantial portion of the clean-up costs. Based on the terms of the settlement agreement and the financial resources of the former owner, the Company has a receivable recorded of $5.4 million at September 30, 1998.

     Additionally, the Company accrues for the anticipated future costs and the related probable state reimbursement amounts for remediation activities at its existing and previously operated gasoline sites where releases of regulated substances have been detected. At September 30, 1998, the Company's estimated undiscounted liability for these sites was $35.4 million. This estimate is based on the Company's prior experience with gasoline sites and its consideration of such factors as the age of the tanks, location of tank sites and experience with contractors who perform environmental assessment and remediation work. The Company anticipates that substantially all of the future remediation costs for detected releases at these sites as of September 30, 1998 will be incurred within the next five years.

     Under state reimbursement programs, the Company is eligible to receive reimbursement for a portion of future remediation costs, as well as a portion of remediation costs previously paid. Accordingly, at September 30, 1998, the Company has recorded a net receivable of $44.7 million for the estimated probable state reimbursements. In assessing the probability of state reimbursements, the Company takes into consideration each state's fund balance, revenue sources, existing claim backlog, status of clean-up activity and claim ranking systems. As a result of these assessments, the recorded receivable amount is net of an allowance of $9.7 million. While there is no assurance of the timing of the receipt of state reimbursement funds, based on its experience, the Company expects to receive the majority of state reimbursement funds, except from California, within one to three years after payment of eligible remediation expenses, assuming that the state administrative procedures for processing such reimbursements have been fully developed. The Company estimates that it may take one to seven years to receive reimbursement funds from California. Therefore, the portion of the recorded receivable amount that relates to sites where remediation activities have been conducted have been discounted at 4.1% to reflect their present value. Thus, the recorded receivable amount is also net of a discount of $4.7 million.

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

YEAR 2000

     The Year 2000 issue "Y2K" is the result of computer software programs being coded to use two digits rather than four to define the applicable year. Some of the Company's older computer programs that have date-sensitive coding may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations.

     The Company has approached the Y2K issue in phases. A Year 2000 Project Office Manager, together with a strong support organization, has designed a Y2K work plan that is currently being implemented. The Y2K work plan includes: (1) identifying and inventorying all Year 2000 items; (2) assigning priorities to all items; (3) remediation of information systems "IS" applications code, testing and reintegration to production, as well as testing all replaced systems software and non-remediated applications; (4) contacting third party vendors to verify their compliance and perform selected interface tests with major vendors; (5) determining the Company's Y2K responsibilities to its franchisees, subsidiaries and affiliates.

     The Company is progressing favorably in its completion of the various tasks and target dates identified in the Y2K work plan. The Company believes it has identified and prioritized all major Y2K related items. In addition, numerous non-IS, merchandise, equipment, financial institution, insurance and public utility vendors have been contacted, inquiring as to their readiness and the readiness of their respective vendors. Follow-up efforts are underway where the initial response from a vendor was uncertain. Testing compliance with major vendors is now being planned. In addition, the company has completed certain IS related items such as automated remediation of noncompliant software code and is progressing with the manual remediation according to an established schedule. Testing and test verification, post remediation and time dimensional testing is taking place as remediation is completed. The testing of compliant applications such as the retail information system, financial systems and a gasoline billing system are currently being planned. The exchange of information has taken place with area licensees and operating subsidiaries and will continue. The Company expects to complete all scheduled preparation of the planned Year 2000 tasks before the end of 1999.

     The Company estimates that the total cost of the Year 2000 Project will be approximately $6 to $7 million, of which about $3 million will be capital costs. The remaining portion, of which approximately $500,000 has already been incurred, will be expensed. These costs are being funded through operating cash flow. This estimate includes costs related to the upgrade and/or replacement of computer software and hardware, costs of remediated code testing, verification of test results and the reintegration to production of all remediated applications. In addition, the costs include the testing of applications and software certified as Year 2000 compliant.

     Due to the general uncertainty inherent in the Year 2000 process, resulting in part from the incertitude surrounding the Y2K readiness of third-party suppliers and vendors, the Company is unable to determine a reasonable worst case scenario at this time. Although currently considered unlikely, failure of the Company's primary merchandise vendors to receive orders and deliver merchandise or the failure of public utility companies to provide telephone and electrical services are the Company's primary areas of concern. The development of contingency plans for non-IS and IS related vendors and issues is scheduled for the first quarter of 1999 after the Company has received and evaluated responses from all its major vendors. These contingency plans are scheduled to be complete by June 1999.

     The costs of the Y2K project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. As a result, there can be no assurance that these forward looking estimates will be achieved and the actual costs and vendor compliance could differ materially from the Company's current expectations, resulting in a material financial risk.







ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not Required.

PART II.


                                 OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     There are no reportable suits or proceedings pending or threatened against the Company, other than as previously reported.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  Exhibits:

           1.  Exhibit (15) - Letter re Unaudited Interim Financial
                              Information.  Letter of
                              PricewaterhouseCoopers LLP Independent
                              Accountants.

           2.  Exhibit (27) - Financial Data Schedule.
                                Submitted in electronic format only.

      (b)  8-K Reports:

           During the third quarter of 1998, the Company filed no reports on Form 8-K.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              THE SOUTHLAND CORPORATION
                                                   (Registrant)



Date:   October 23, 1998              /s/  Clark J. Matthews II
                                      -------------------------
                                     (Officer)
                                      Clark J. Matthews, II
                                      President and Chief Executive Officer


Date:   October 23, 1998             /s/  Donald E. Thomas
                                     --------------------------
                                    (Principal Accounting Officer)
                                     Donald E. Thomas
                                     Vice President and Controller