Form 10-K
period 1998-12-31
SOUTHLAND CORP
filed 1999-03-26
CIK 92344

===========================================================================
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                             __________________

                                  FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended   December 31, 1998
                                  OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from
                                        ------ to ------
                  Commission File Numbers 0-676 and 0-16626
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

                                                       NAME OF EACH
EXCHANGE
     TITLE OF EACH CLASS                               ON WHICH REGISTERED
     -------------------                               --------------------
-
            None                                                N/A

Securities Registered pursuant to Section 12(g) of the Act:
                   Common Stock, $.0001 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []
     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $280,616,663 at March 12, 1999, based upon 138,149,742 shares held by persons other than officers, directors and 5% owners.

     409,941,168 shares of Common Stock, $.0001 par value (the registrant's only class of Common Stock), were outstanding as of March 12, 1999.

                     DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the following documents are incorporated by reference into the listed Parts and Items of Form 10-K: Definitive Proxy Statement for April 28, 1999 Annual Meeting of Shareholders: Part III, a portion of Item 10 and Items 11, 12 and 13.
==========================================================================


                                            THE SOUTHLAND CORPORATION
                                            ANNUAL REPORT ON FORM 10-K
                                       For the year ended December 31, 1998

                                               TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  Reference
                                                                                                  Form 10-K

                                                      PART I

Item 1.    BUSINESS                                                                                  1
           General                                                                                   1
           Operating, Franchising and Licensing of Convenience Food Stores                           2
           Other Information about the Company                                                      10
           Environmental Matters                                                                    12
           Executive Officers of the Registrant                                                     13
Item 2.    PROPERTIES                                                                               17
Item 3.    LEGAL PROCEEDINGS                                                                        20
Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                      22

                                                      PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                23
Item 6.    SELECTED FINANCIAL DATA                                                                  24
Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION     25
Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                               40
Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                              41
           Independent Auditors' Report of PricewaterhouseCoopers LLP on The Southland
           Corporation and Subsidiaries' Financial Statements for each of the three years in the
           period ended December 31, 1998                                                           75
Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURES                                                                              76

                                                      PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND SEE PART I, ITEM 1, ABOVE         76*
Item 11.   EXECUTIVE COMPENSATION                                                                   76*
Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                           76*
Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                           76*

                                                      PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K                         77

SIGNATURES                                                                                          84
----------------------------
*Included in Form 10-K by incorporation by reference to the Registrant's Proxy Statement, dated March 25, 1999, for the April 28, 1999 Annual Meeting of Shareholders.

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


                                    PART I

ITEM 1.  BUSINESS.

                                   GENERAL

     The Southland Corporation ("Southland," the "Company" or "Registrant"), conducting business principally under the name 7-ELEVEN, is the largest convenience store chain in the world, with approximately 18,200 Company-operated, franchised and licensed locations worldwide, and is among the nation's largest retailers. The Company, with executive offices at 2711 North Haskell Avenue, Dallas, Texas 75204 (telephone 214/828-7011), was incorporated in Texas in 1961 as the successor to an ice business organized in 1927. Unless the context otherwise requires, the terms "Company," "Southland" and "Registrant" as used herein include The Southland Corporation and its subsidiaries and predecessors. The Company has announced its intention to change its name to "7-Eleven, Inc." in 1999, and shareholder approval for the change is being requested at the 1999 Annual Meeting of Shareholders.

     In 1998, the Company's operations (for financial reporting purposes) were conducted in one operating segment -- the Operating, Franchising and Licensing of Convenience Food Stores, primarily under the 7-ELEVEN name.

     The 7-ELEVEN trademark has been registered since 1961 and is well known throughout the United States and in many other parts of the world. The Company believes that 7-ELEVEN is the leading name in the convenience store industry. The Company has, over the past several years, implemented its strategic plan to divest all its non-convenience store operations, and has trimmed its store operations by consolidating its efforts in certain market areas and by closing less profitable stores. During 1998, the Company focused on the continued development of a point-of-sale automated retail information system, and by year-end point-of-sale registers had been installed in approximately 2,500 stores, 700 of which were operational with the other 1,800 in training. In addition, for the second year in a row, the Company increased the number of stores included in its operations in the U.S. and Canada. This increase resulted from two acquisitions - Christy's Market and 'red D mart' - and from the development of new sites, with a total of 299 stores being opened during the year, while only 96 stores were closed. In addition, the Company also added some highly successful new products in 1998 (such as 7-ELEVEN CAFE COOLER, a frozen cappuccino-like beverage, and prepaid cellular phone cards) and increased, by almost 500, the number of stores receiving daily delivery of fresh foods.

     At December 31, 1998, the Company's operations included 5,560 7-ELEVEN convenience stores in the United States and Canada, and 66 other retail locations, including Christy's Markets, a HIGH'S Dairy Store and Quik Marts. The Company also has an equity interest in over 240 convenience stores in Mexico. Area licensees, including Seven-Eleven Japan Co., Ltd. ("Seven-Eleven Japan"), or their franchisees, operate additional 7-ELEVEN stores in certain areas of the United States, in 16 foreign countries and the U.S. territories of Guam and Puerto Rico.

     During 1998, the Company continued to focus on the implementation of its business plan, by emphasizing to each store operator the importance of offering that store's customers an ever-changing broad selection of the quality products and services that they want at fair everyday prices in a quick, speedy transaction and in a clean, safe and friendly environment, utilizing the tools of item-by-item control of inventory, proper ordering techniques (ordering the right products in the right amounts at the right time), introduction of new products which are "first, best or only" at 7-ELEVEN, and remaining in stock, at all times, on each particular store's best-selling items.


THE RESTRUCTURINGS.     In 1987, the Company was financially restructured
through a leveraged buyout (the "LBO") and in October 1990, filed a voluntary bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code. On February 21, 1991, the U.S. Bankruptcy Court for the Northern District of Texas issued an order (the "Confirmation Order") confirming the Company's Plan of Reorganization (the "Plan") and on March 4, 1991, the Confirmation Order became final and non-appealable. The Plan provided for holders of the Company's then outstanding debt and equity securities (the "Old Securities") to receive new debt securities, common stock and, in certain cases, cash, in exchange for their Old Securities and, pursuant to a Stock Purchase Agreement, for IYG Holding Company ("IYG"), which is jointly owned by Ito-Yokado Co., Ltd. ("Ito-Yokado") and Seven-Eleven Japan Co., Ltd. ("Seven-Eleven Japan"), both Japanese corporations, to acquire approximately 70% of the Company's outstanding shares for $430 million in cash. Seven-Eleven Japan is the Company's largest area licensee, operating approximately 7,605 7-ELEVEN stores in Japan and, through its wholly-owned subsidiary Seven-Eleven (Hawaii), Inc., 48 7-ELEVEN stores in Hawaii.

OPERATING, FRANCHISING AND LICENSING OF CONVENIENCE FOOD STORES

7-ELEVEN STORES. On December 31, 1998, the Company's operations included 5,626 stores in the United States and Canada, operated principally under the name 7-ELEVEN. An additional 440 stores (in the United States) are operated by area licensees. These stores are located in 31 states, the District of Columbia, and five provinces of Canada. During 1998, the Company opened 144 new convenience stores, twenty of which were rebuilds or relocations of existing stores and 124 of which were new locations, and added an additional 155 through two regional acquisitions. In addition, 96 convenience stores were closed during the year (including relocations and rebuilds), mostly due to changing market patterns, lease expirations and the closing of selected stores that were not profitable.

     The Company's convenience stores are extended-hour retail stores, emphasizing convenience to the customer and providing beverages, candy, fresh take-out foods, groceries, tobacco items, self-serve gasoline (at about 2,200 stores), dairy products, non-food merchandise, specialty items, certain financial services, lottery tickets, and incidental services. Generally, the Company's stores are open every day of the year and are located in neighborhood areas, on main thoroughfares, in shopping centers, or on other sites where they are easily accessible and have ample parking facilities for quick in-and-out shopping. Stores are generally from 2,400 to 3,000 square feet in size and carry 2,300 to 2,800 items. The vast majority of the stores operate 24 hours a day. The stores attract early and late shoppers, lunch-time customers, weekend and holiday shoppers and customers who may need only a few items at any one time and desire rapid service. The Company's sales are affected by seasonality and weather, because many of the Company's traditional products attract more shoppers during warm and dry weather and during the longer daylight hours of the summer months, when leisure-time activities are more prevalent.

     Substantially all convenience store sales are for cash (including sales for which checks are accepted), although major credit cards, along with the "Citgo Plus" credit card, are accepted in most markets for purchases of both merchandise and gasoline. Credit card sales currently account for approximately 8.6% of sales, including gasoline. This percentage has increased over the past few years with the installation of additional "Pay-At-The-Pump" equipment which has positively affected the volume of credit card purchases of gasoline.

UPDATING THE STORE FIXTURES AND EQUIPMENT. The Company has, over the past five years, been engaged in a major effort to remodel and update its stores throughout the U.S. and Canada. During the past two years, the Company has made modifications in the stores to to accommodate the new point-of-sale ("POS") equipment that is part of the Company's proprietary new retail information system. During 1998, approximately 5,000 stores received new 7-ELEVEN CAFE COOLER machines to sell a variety of featured frozen cappuccino flavors. Also, virtually all stores received a new "Feature End Cap" to display and maximize sales of seasonal, holiday, and special event merchandise. Stores that are permitted to sell wine received a new fixture to display featured premium wines in the sales area. Approximately 2,000 stores also received new shelving, pastry and frozen treat novelty cases that are more user friendly, in addition to changing the store layouts to be more attractive and inviting and provide greatly enhanced display of new or featured items. In addition, during 1998, the Company tested various new cigarette merchandisers, and has plans to change the way cigarettes are displayed in the stores, both to be more attractive and to comply with all new regulations relating to sales of tobacco products.

MERCHANDISING. Each store's merchandise includes a selection of core items which is supplemented by those optional items that are selected by the individual store operators to meet their customers' local needs and preferences. The store operators are expected to know what will sell best in their respective stores and attractively display the items with the highest potential so that they are easy for customers to find. In addition, during 1998, store operators were encouraged to delete slow-moving and excess inventory to be able to showcase new items.
Merchandising strategy includes aggressively searching for new products that can initially be offered exclusively at 7-ELEVEN, thus attracting customers because they have to come to 7-ELEVEN if they want that new item. New products are crucial to the growth of 7-ELEVEN because customer demands constantly change and 7-ELEVEN's products and services are constantly being adjusted to serve those needs.

     The emphasis has been on maintaining a product mix with an expanded selection of higher quality fresh foods through the use of third-party owned and operated commissaries and bakeries that manufacture food products to 7-ELEVEN's specifications, and combined distribution centers ("CDC's") that allow for frequent delivery of the fresh or perishable merchandise (see "Distribution," below). As of year end, daily deliveries of freshly made sandwiches and bakery products were available to approximately 3,300 stores.

NEW PRODUCTS. New product introductions contributed significantly to the Company's overall sales increases in 1998. Products like 7-ELEVEN CAFE COOLER and prepaid cellular phone cards were among the most popular. Much of the improvement in merchandise sales can be attributed to the aggressive introduction of new products at 7-ELEVEN.

FRESH FOODS AND FOOD PRODUCTS. During 1998, the Company continued its initiative to introduce more fresh food products of a higher quality into the stores, utilizing daily deliveries from local commissaries and bakeries, operated by companies with expertise in foodservice. These companies prepare food to 7-ELEVEN specifications exclusively for the stores and have the product delivered in the exact quantities ordered by the stores through the CDC program (see "Distribution, Fresh Products," below). In 1998, the Company began to offer four new fresh food lines: the hearty SUPER BIG SUB, an improved THE PITA sandwich, tasty microwavable sandwiches called DELI CENTRAL WARM-UPS and breakfast sandwiches.

     In 1998, the Company successfully introduced a new line of monthly featured grill products which are grilled fresh on the in-store grill and served on a hot dog bun: the 1/3 lb. Biggest BIG BITE, the JALAPENO CHEESEBURGER BIG BITE, the SPICY BITE, the TURKEY BIG BITE and the Maple Sausage BREAKFAST BITE. These are proprietary products that compete with the products available at other quick-serve restaurants, but are more convenient to eat because of their shape.

     The introduction of SUPER BIG SUBS in March and April added a cornerstone to the fresh food business. The Company introduced 13 varieties of "sub" sandwiches in 1998. The products include specially formulated "sub" rolls that work well in refrigeration, natural cheese, specially designed sauces and quality meats. By adding items each month with different features, the stores can focus more on the new item introductions, which provide a variety of alternatives for the store's customers.

     By the end of 1998, there were eight DELI CENTRAL commissary facilities and eight WORLD OVENS bakeries providing fresh-made foods to approximately 3,300 stores. By year-end, commissaries were located in Dallas, Denver, San Jose, New Jersey, Long Island, Orlando, Chicago and Virginia. Six commissary facilities operate in Canada, providing fresh foods (sandwiches, salads, desserts) to stores in Canada, seven days a week. Bakeries preparing WORLD OVENS products now operate in Dallas, San Jose, Baltimore, Denver, Orlando, Chicago, Long Island and Virginia.

BEVERAGES.     During 1998, the Company introduced 7-ELEVEN CAFE COOLER, a frozen cappuccino-type product, which was the most noteworthy new product in 1998. The addition of new flavors late in the summer kept this product "fresh." In addition, the Company continued to expand its corporate brand QUALITY CLASSIC SELECTION spring water and sparkling water, adding new flavors, as well as bringing out the sparkling waters in a 20 oz. size. In addition, QUALITY CLASSIC SELECTION MIXSTERS were introduced for the holiday party season along with a raspberry ginger ale. The Company continues to adjust the product selection of its juices, drinks, waters and isotonics, to meet seasonal and demographic demands.

     In the second half of the year, the Company also began offering a selection of premium domestic and imported wines, which are being attractively merchandised in a new, specially designed wine display rack, along with product identifiers to help customers make their selections. The premium wine program proved very popular during the November and December holiday periods.

     The Company also continued to build and promote its SLURPEE brand by continuing its BRAIN FREEZE promotions, and, just prior to the busy summer selling season, introducing a clear plastic SLURPEE STRATA cup to make flavor mixing more fun for SLURPEE customers of all ages. The SLURPEE brand was expanded into the Health and Beauty Care category by successfully launching SLURPEE ICE Lip Balm in the most popular SLURPEE flavors, and into the candy area by introducing SLURPEE Sour Drops.
     In the hot beverage area, as a complement to promoting its ever-popular 7-ELEVEN Exclusive Blend coffee, the Company continued to emphasize its own proprietary regular and decaffeinated CAFE SELECT line of gourmet-flavored coffees and coffee roasts, hot chocolates and cappuccinos, introducing the fresh ground French Roast, Blueberry Creme and Honey Nut Roast coffees and Raspberry Mocha cappuccino.

SNACKS.      More than half the stores in the U.S. now have new two-sided frozen treat novelty cases for special display of ice cream and other frozen treats. SLURPEE ICE products became available during 1998 as an ice cream novelty, with additional flavors and new packaging planned for future introduction.

NON-FOOD ITEMS. The Company has continued to aggressively market its prepaid long distance phone cards, adding both prepaid cellular phone service and pagers to its product mix. A cellular phone package was also offered around the holidays as a gift idea.

     The Company continues to have the largest ATM network of any retailer (approximately 4,800 in the U.S., with over 450 in Canada). In addition, the Company is testing, in 37 stores in Austin, Texas, the world's first integrated, self-service, automated financial services center, the 7-ELEVEN SERVICE CENTER ("FSC"). The FSC is a 9-foot wide machine that allows customers to cash checks, send money transfers, pay bills and make ATM transactions. It also sells money orders and phone cards and will accept cash or bank cards for purchases. Customers use simple, menu-driven touch-screens, featuring instructions in English or Spanish, to perform their transactions. Those who need personal attention or have questions are able to speak with a bilingual customer service representative. The Company continues to be one of the nation's leading retailers of money orders.

     The Company's seasonal merchandising strategy put a major focus on the key holidays, starting with Halloween, in the fourth quarter. Over 4,500 new Feature Fixture racks were delivered to the stores, which are moveable and provide versatility for the stores to merchandise high potential seasonal products. Novelty gift merchandise was featured, as were fresh mini pumpkins for Halloween and potted evergreens and poinsettias for Christmas. "Holiday staples" such as key seasonal baking ingredients (pumpkin, yams, whipped topping) and non-food items such as baking pans, film, batteries and holiday paper products were featured on the new Feature Fixtures. The Company responded to the explosive growth in demand for one-time use cameras by introducing SNAPPIX as its proprietary brand for a 35mm, 27-exposure flash camera and 200- and 400-speeds of 35mm film. The 7-ELEVEN collectible truck series was repeated again for the 1998 holiday season. A 7-ELEVEN plastic tow truck branded with the CITGO logo was introduced in 1998. In addition, the die cast panel truck, a 1948 Ford, had commemorative logos celebrating the 10th anniversary of BIG BITE hot dogs, Coke SLURPEE semi-frozen beverages and DOUBLE GULP fountain drinks. These new additions, coupled with the focus on avoiding out-of-stock conditions during the holidays, contributed in a meaningful way to the stores' improvements during the last four months of the year.

TOBACCO PRODUCTS. During 1998, the Company began preparing for a major change in the merchandising of the Cigarette and Tobacco category, assuming that there will be ever-increasing restrictions and regulations on the display and selling of these products. A great deal of time and attention was devoted to the development and field testing of a number of fixture and placement options for these products. Over 300 stores actually had a variety of concepts installed, and based on store and customer feedback, as well as category performance results, a new approach to "back counter" merchandising has been adopted. This new concept complies with all current local, state, and federal regulations on the sale of cigarettes and other tobacco products, as well as with any anticipated future restrictions. At the same time, it greatly improves the total category presentation to our adult smoker customers.

     The Company continued to offer premium cigars and is testing a new tube cigar program from several major manufacturers. These less expensive, longer lasting varieties better fit the 7-ELEVEN customer base.

GASOLINE. 1998 was a record year for gasoline, as higher volume per store and an additional 159 stores selling gasoline combined to increase gallons sold by 137 million bringing total gallons sold to over 1.5 billion. Approximately 2,175 7-ELEVEN stores and other Southland self-serve outlets were offering gasoline at year-end 1998. The Company has remodeled over 1,200 gasoline locations over the last five years to meet the new EPA standards that became effective as of year-end 1998. Over 200 of these remodels were done in 1998. At the same time, the Company decided to stop selling gasoline at several low-volume locations due to the cost of the equipment upgrades necessary to meet the new federal standards.

     The Company monitors gasoline sales to maintain a steady supply of petroleum products to the Company's stores, to determine competitive retail pricing, to provide the appropriate product mix at each location and to manage inventory levels, based on market conditions. Approximately 1,200 stores are now equipped to accept credit cards for the purchase of gasoline at the pump, which makes gasoline shopping at 7-ELEVEN stores even more convenient for the credit customer. Almost all of the Company's stores that sell gasoline offer CITGO-branded gasoline.

     The Company has a long-term product purchase agreement with CITGO Petroleum Corporation ("Citgo") under which Southland purchases substantially all its U.S. gasoline requirements from Citgo at market-related prices through the year 2006.

     Holders of the "Citgo Plus" credit card can use the card to finance purchases of gasoline, as well as other merchandise, at 7-ELEVEN stores. At year-end, there were approximately 1.8 million active "Citgo Plus" credit card accounts.

DISTRIBUTION.

FRESH PRODUCTS. By the end of 1998, approximately 3,300 (an addition of 480 during the year) stores in Texas, Colorado, Maryland, Delaware, Virginia, Florida, California, Pennsylvania, New Jersey, New York, Indiana, Illinois, Wisconsin, Nevada, the District of Columbia and Canada were receiving daily deliveries from seventeen combined distribution centers ("CDCs"). The CDC concept "combines" products from multiple suppliers, for daily distribution by a third party operator of the CDC. In so doing, 7-ELEVEN reduces the number of deliveries that a store must accept throughout the day, freeing up time for its store operators to accomplish other tasks, and also keeping more of the limited parking lot space available for customer use. Additionally, store operators are provided extensive CDC management reports, which allow them to make better informed ordering and other business decisions. In 1999, by using excess capacity at existing CDC facilities, the Company plans to add approximately 500 stores to those served by the CDCs.

The CDCs are strategically located throughout North America, and deliver products like 7-ELEVEN's proprietary lines of DELI CENTRAL fresh foods and WORLD OVENS fresh bakery products. CDCs also provide dairy products, juices, eggs, bread, packaged bakery, produce, fresh cut flowers, snack foods, magazines and other perishable items to 7-ELEVEN stores every day of the year.

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

SUPPLY AGREEMENTS. In connection with the sale of the Company's Reddy Ice and Dairies Group divisions, both in 1988, the Company entered into long-term contracts to purchase the products historically supplied to the Company's stores by such divested operations. Although both contracts have expired, the Company has continued to buy from those vendors.

RETAIL INFORMATION SYSTEM. In 1994, the Company began development of its own proprietary retail information system, which is being implemented in phases, over a multi-year period. The system is designed to build efficiencies into ordering, distribution and merchandising processes and to provide timely and accurate store information on an item-by-item basis. At the end of 1998, the system was in live operation in 700 stores with an additional 1,800 stores in training. The rollout is scheduled to be complete by the end of 1999.

PRODUCT CATEGORIES. The Company does not record merchandise sales on the basis of product categories. However, based upon the total dollar volume of store purchases, management estimates that the percentages of its 7-ELEVEN convenience store merchandise sales in the United States and Canada by principal product categories for the last three years were as follows:


           Product Categories       Years Ended December 31
           ------------------        -----------------------
                                     1998     1997     1996
                                     ----     ----     ----
           Beverages                 23.7%    23.2%    22.6%
           Tobacco Products          23.7%    22.5%    22.3%
           Beer/Wine                 11.3%    11.8%    12.2%
           Candy/Snacks               9.5%     9.8%     9.8%
           Non-Foods                  6.9%     7.5%     7.6%
           Food Service               6.0%     5.9%     5.8%
           Dairy Products             5.3%     5.6%     5.8%
           Customer Services          4.8%     4.4%     4.4%
           Other                      4.6%     4.9%     5.0%
           Baked Goods                4.2%     4.4%     4.5%
                                     -----    -----    ------
                 Total               100%     100%     100%
                                     =====    =====    =====


     In addition, gasoline sales accounted for 23.2%, 25.7% and 26.0% in 1998, 1997 and 1996, respectively, of the Company's total sales in the U.S. and Canada.


LOCAL REGULATIONS.     In certain areas where stores are located, state or
local laws limit the hours of operation or sale of certain products, most significantly alcoholic beverages, tobacco products, possible inhalants and lottery tickets. State and local regulatory agencies have the authority to approve, revoke, suspend or deny applications for and renewals of permits and licenses relating to the sale of these products or to seek other remedies. In most states, such agencies have discretion to determine if a licensee is qualified to be licensed, and denials may be based on past noncompliance with applicable statutes and regulations, as well as on the involvement of the licensee in criminal proceedings or activities which in such agencies' discretion are determined to adversely reflect on the licensee's qualifications. Such regulation is subject to legislative and administrative change from time to time.

     In addition, federal regulations now require retailers to have procedures in place to determine the age of persons wanting to purchase tobacco products. The Company anticipates that in the future there may be additional restrictions on the sale of tobacco products.

FRANCHISES AND LICENSES.
FRANCHISES.     At December 31, 1998, 2,960 7-ELEVEN stores were operated
by independent franchisees under the Company's franchise program for individual 7-ELEVEN stores. Sales by stores operated by franchisees (which are included in the Company's net sales) were approximately $3.035 billion for the year ended December 31, 1998.

     In its franchise program for individual 7-ELEVEN stores, the Company selects qualified applicants and trains the individuals who will participate personally in operating the store. The franchisee pays the Company an initial fee, which varies by store, and is generally calculated based upon gross profit experience for the store or market area, to cover certain costs relating to the franchising of the store, and may provide a profit. Under the standard form of franchise agreement, the Company leases or subleases, to the franchisee, a ready-to-operate 7-ELEVEN store that has been fully equipped and stocked. The Company bears the costs of acquiring the land, building and equipment, as well as most utility costs and property taxes.

<Page.

     The standard franchise agreement has an initial term of 10 years. The franchisee pays for all business licenses and permits, as well as all in-store selling expenses. The Company finances a portion of these costs, as well as the ongoing operating expenses and purchases of inventory. Under the standard agreements that are currently in effect, the Company receives a share in the gross profit of the store (ranging from 50% to 58%) depending on certain variables related to the individual store. This is called the "7-ELEVEN Charge." The franchise may be terminated by the franchisee at any time, or by the Company only for the causes, and upon such notices, as are specified in the franchise agreement and as provided by applicable law.

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


AREA LICENSES. As of December 31, 1998, the Company had granted domestic area licenses to six companies which were operating 440 convenience stores using the 7-ELEVEN system and name in certain areas of Hawaii, Indiana (using the name SUPER-7 in Indianapolis), Maryland, Michigan, New Mexico, Ohio, Oklahoma, Pennsylvania, Texas, Utah and West Virginia. Although parts of Kentucky, Nevada and Virginia are also covered by area licenses, there are no stores currently operated under the area licenses in those states.

     As of the end of 1998, foreign area license agreements covered the operation of 7,605 7-ELEVEN stores in Japan, 1,908 in Taiwan, 1,105 in Thailand, 398 in China (350 of which are in Hong Kong), 177 in Australia, 171 in South Korea, 151 in Malaysia, 149 in the Philippines, 89 in Singapore, 47 in Sweden, 45 in Norway, 30 in Denmark, 20 in Spain, 12 in Puerto Rico, 9 in Brazil, 8 in Guam and 7 in Turkey. The Company has an equity interest in the Brazilian and Puerto Rican area licensees.

     During 1998, the Company's licensee in the United Kingdom divested all of its retail business including its 7-ELEVEN stores so the Company no longer has a presence in the United Kingdom.

     Stores operating under area licenses are not included in the number of Company operating units, and their sales are not included in the Company's revenue. Revenues from initial fees paid for area licenses and continuing royalties based on the sales volume of the stores are included in Other Income.

INTERNATIONAL AFFILIATES. The Company also has an equity interest in 236 convenience stores in Mexico operated by 7-ELEVEN Mexico. There are five additional stores in Mexico operated under a sublicense. The 7-ELEVEN stores in Mexico feature merchandise and services essentially the same as 7-ELEVEN stores in the U.S. Sales from the stores in Mexico are not included in Southland's revenues, but Southland's equity in their operating results is included in Other Income and has not been material.

OTHER RETAIL. As of December 31, 1998, the Company operated 53 Christy's Markets (see "Acquisitions," below), eight Quik Mart high-volume gasoline outlets combined with a mini-convenience store ranging in size from 300 to 1,600 square feet of sales space stocked primarily with snack food, candy, cold drinks and other immediately consumable items, three other CITGO-branded high-volume, multi-pump, self-service gasoline-dispensing locations, one HIGH'S Dairy Store located in Virginia, which is similar in size and location to a 7-ELEVEN store and one other retail location in Illinois.


                OTHER INFORMATION ABOUT THE COMPANY

MAJORITY OWNER.  IYG Holding Company, a Delaware corporation (the
"Purchaser" or "IYG"), is a jointly owned subsidiary of Ito-Yokado and Seven-Eleven Japan, formed for the specific purpose of purchasing the Common Stock of the Company. Ito-Yokado owns 51% and Seven-Eleven Japan owns 49%, respectively, of IYG.

ITO-YOKADO. Ito-Yokado is among the largest retailing companies in Japan. Its principal business consists of the operation of approximately 150 superstores that sell a broad range of food, clothing and household goods. In addition, its activities include operating two restaurant chains doing business under the names "Denny's" and "Famil" and a chain of supermarkets. All of Ito-Yokado's operations are located in Japan except for some limited purchasing activities. Ito-Yokado guarantees the Company's $650 million commercial paper facility. In addition, in 1995, Ito-Yokado purchased $153 million of 4.5% Convertible Quarterly Income Debt Securities due 2010 issued by the Company and, in February, 1998, purchased $40.8 million of 4.5% Convertible Quarterly Income Debt Securities due 2013 issued by the Company.

SEVEN-ELEVEN JAPAN. Seven-Eleven Japan is the most profitable retailer in Japan. Seven-Eleven Japan is a 50.3%-owned subsidiary of Ito-Yokado. Seven-Eleven Japan is the largest area licensee of the Company with approximately 7,605 7-ELEVEN stores in Japan and owns Seven-Eleven (Hawaii), Inc., which, as of year-end 1998, operated an additional 48 7-ELEVEN stores in Hawaii under a separate area license agreement covering that state. In November 1995, Seven-Eleven Japan purchased $147 million of 4.5% Convertible Quarterly Income Debt Securities due 2010 issued by the Company and, in February 1998, purchased $39.2 million of 4.5% Convertible Quarterly Income Debt Securities due 2013, issued by the Company.

RESEARCH AND DEVELOPMENT. The Company conducted extensive testing in 1998 of new recipes, products, packaging and imaging of the fresh food case in connection with the development and merchandising of new fresh food products. The Company's test kitchen was involved in taste tests and testing of equipment used for cooking and displaying food products, including quality assurance testing. Total expenditures for research and development in 1998 were $2.2 million.

TRADEMARKS. The Company's 7-ELEVEN trademark has been registered since 1961 and is well known throughout the United States and in many other parts of the world. Other trademarks and service marks owned by the Company include SUPER-7, SLURPEE, BIG GULP, BIG BITE, DELI CENTRAL, WORLD OVENS and QUALITY CLASSIC SELECTION, as well as many additional trade names, marks and slogans relating to other individual types of foods, beverages and other items.

ADVERTISING.       In 1998, the Company's radio and television advertising
used a new angel campaign, which focused on 7-ELEVEN CAFE COOLER, the variety of cold beverages available at 7-ELEVEN stores, and, in the Austin, Texas area, the new financial service center. Radio advertising was used to highlight specific products such as party platters during January, new French roast coffee, new breakfast sandwiches, the new Slurpee Strata cup and also the Splitzo cup, Cafe Cooler, new fresh food items, non-carbonated beverages and the refillable acrylic coffee mug. The Company was a sponsor of the CITGO NASCAR race car and of the very popular PBS children's series "Wishbone."

COMPETITION. During the past few years the Company, like other traditional convenience retailers, has experienced increased competitive pressures from supermarkets and drug stores offering extended hours and services, as well as from an increasing number of convenience-type stores built by the oil companies. The convenience retailing industry is also being negatively impacted by demographic factors (such as an aging population) and an erosion of demand for certain of its traditional core products, including cigarettes, soft drinks and beer. While many retailers are also facing increased competition from the Internet, the Company does not currently think that its sales will be impacted by the availability of merchandise over the Internet.

     It is widely recognized that 7-ELEVEN is the most prominent name in the convenience retailing industry. However, the Company's convenience retailing operations represent only a very small percentage of the highly competitive food retailing industry. Independent industry sources estimate that in the United States annual sales in 1997 (the most recent data available) for the convenience store industry were approximately $156.2 billion (including $83.8 billion of gasoline) and that over 95,700 store units were in operation. The industry traditionally has narrow net profit margins. In addition, the Company's stores compete with a number of national, regional, local and independent retailers, including grocery and supermarket chains, grocery wholesalers and buying clubs, other convenience store chains, oil company gasoline/mini-convenience "g-stores," independent food stores, and fast food chains as well as variety, drug and candy stores. In sales of gasoline, the Company's stores compete with other food stores and service stations and generate only a very small percentage of the gasoline sales in the United States. Each store's ability to compete is dependent on its location, accessibility and individual service.
Growing competitive pressures from new participants in the convenience retailing industry and the rapid growth in numbers of convenience-type stores opened by oil companies over the past few years have intensified competitive pressures for the Company.

EMPLOYEES. At December 31, 1998, the Company had 32,368 employees, of whom approximately 29 percent were considered to be either temporary or part-time employees. None of the Company's employees in the U.S. or Canada were subject to collective bargaining agreements at year-end. However, a total of approximately 120 nonsupervisory employees in Canada (65 at the food production center in Richmond, British Columbia and 55 at five separate stores in British Columbia) have had the United Food and Commercial Workers Union ("UFCW") certified as their agent for collective baragaining. The Company is negotiating with the UFCW in an effort to reach mutually satisfactory collective bargaining agreements with respect to the covered employees at these locations.

ENVIRONMENTAL MATTERS.
GENERAL.   The operations of the Company are subject to various federal, state and local laws and regulations relating to the environment. Certain of the more significant federal laws are the Resource Conservation and Recovery Act of 1976, The Comprehensive Environmental Response Compensation and Liability Act of 1980, the Superfund Amendments and Reauthorization Act of 1986 and the Clean Air Act. The implementation of these laws by the United States Environmental Protection Agency ("EPA") and the states will continue to affect the Company's operations by imposing increased operating and maintenance costs and capital expenditures required for compliance. Additionally, the procedural provisions of these laws can result in increased lead times and costs for new facilities.

     Violation of any federal environmental statutes or regulations or orders issued thereunder, as well as relevant state and local laws and regulations, could result in civil or criminal enforcement actions.

     For a description of Current Environmental Projects And Proceedings, see "Management's Discussion and Analysis of Financial Condition and Results of Operations, Environmental" beginning on page 35, below.

ACQUISITIONS.   Both the 'red D mart' and Christy's Market acquisitions
include retail gasoline outlets that are subject to certain environmental regulations. Under the terms of the acquisition agreements, the sellers are responsible for ensuring compliance with all applicable environmental regulations existing as of the closing date. In addition, the acquisition agreements provide that the sellers will remain responsible for the expense of any future environmental cleanup which is required under applicable legal requirements and which results from existing conditions at the sites as of the closing date.

RISK FACTORS. The Company's business is conducted in a highly competitive environment. Sales are subject to general economic conditions, such as inflation, unemployment and consumer spending. In addition, interest rate fluctuations can impact both the Company and its suppliers. The Company can also be affected by variations in the wholesale price of raw materials (for example, gasoline, coffee beans and similar commodities) due to factors outside the Company's control that cause changes in the supply and demand for such raw materials. These price variations can materially impact retail price, sales volume and gross profit margin on affected products. It is expected that changes in tobacco legislation and pricing by cigarette manufacturers will have an impact on sales and margins in the tobacco category. In addition, the Company intends to open approximately 200 stores in 1999, which can be impacted by the speed at which new sites/acquisitions can be located, negotiated, permitted and constructed. Changes in the minimum wage rate also can be expected to impact the number and quality of workers available for employment by the Company as well as the Company's labor costs. Demand for many of the Company's products are seasonal and weather sensitive. Therefore, unfavorable weather conditions can adversely affect sales. These factors, among others, may have an impact on the Company in 1999 and thereafter.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

OFFICERS AS OF DECEMBER 31, 1998.   The names, ages, positions and offices
with the registrant of all current executive officers, as well as the Chairman of the Board and the Vice Chairman of the Board, of the Company are shown in the following chart. The term of office of each executive officer is at the pleasure of the board of directors. The business experience of each such executive officer for at least the last five years, and the period during which he or she served in office, as well as the date each was employed by the Company, are reflected in the applicable footnotes to the chart. Mr. Ito and Mr. Suzuki, as Chairman of the Board and Vice Chairman of the Board, respectively, are officers of the Board and are not administrative executive officers.

                            AGE AT
NAME                        3-01-99             POSITIONS AND OFFICES WITH REGISTRANT AT 12/31/98
----                        -------             --------------------------------------------------
Masatoshi Ito                 74                Chairman of the Board and Director (1)
Toshifumi Suzuki              66                Vice Chairman of the Board and Director (2)
Clark J. Matthews,II          62                President, Chief Executive Officer, Secretary and Director (3)
James W. Keyes                43                Executive Vice President and Chief Operating Officer and Director (4)
Masaaki Asakura               56                Senior Vice President (5)
Rodney A. Brehm               51                Senior Vice President (6)
Joseph F. Gomes               59                Senior Vice President, Logistics (7)
Gary Rose                     53                Senior Vice President, Merchandising (8)
Bryan F. Smith, Jr.           46                Senior Vice President and General Counsel (9)
Terry L. Blocher              54                Vice President, Canada Division (10)
Paul L. Bureau, Jr.           57                Vice President, Corporate Tax (11)
Frank Crivello                45                Vice President, Northeast Division (12)
Cynthia L. Davis              44                Vice President, Central Division (13)
Krista Fuller                 44                Vice President, Development (14)
Jeff Hamill                   44                Vice-President, Southwest Division (15)
John Harris                   52                Vice President, Florida Division (16)
Gary Lockhart                 53                Vice President, Gasoline Supply (17)
Dave Podeschi                 48                Vice President, Foods Merchandising (18)
Nathan D. Potts               60                Vice President, Non-Foods Merchandising (19)
Sharon R. Powell              47                Vice President, Fresh Foods (20)
Jeffrey Schenck               48                Vice President, Great Lakes Division (21)
Ezra Shashoua                 44                Treasurer (22)
Linda Svehlak                 53                Vice President, Information Systems (23)
Donald E. Thomas              40                Vice President and Controller (24)
Rick Updyke                   39                Vice President, Planning (25)
David A. Urbel                57                Vice President, Finance (26)

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

     (3) Director of the Company since March 5, 1991, and from 1981 until December 15, 1987; President and Chief Executive Officer since March 5, 1991 and Secretary since April 1995; Executive Vice President (or Senior Executive Vice President) and Chief Financial Officer from 1979 to 1991; Vice President and General Counsel from 1973 to 1979; employee of the Company since 1965.

     (4) Director of the Company since April 23, 1997; Executive Vice President and Chief Operating Officer since May 1, 1998; Chief Financial Officer from May 1996; Senior Vice President, Finance, from June 1993 to April 1996; Vice President, Planning and Finance, from August 1992 to June 1, 1993; Vice President and/or Vice President, National Gasoline, from August 1991 to August 1992; General Manager, National Gasoline, from 1986 to 1991; employee of the Company since 1985.

     (5) Director of the Company since April 23, 1997; Senior Vice President from May 1, 1998 to present; Vice President from May 1997 to April 1998; General Manager and Overseas Liaison, Planning Department, Seven-Eleven Japan Co., Ltd., from 1995 to 1997; Executive Vice President and General Manager, Seven-Eleven (Hawaii), Inc., from 1991 to 1994; employee of Seven-Eleven Japan Co., Ltd. since 1976.

     (6) Senior Vice President since January 1, 1999; Senior Vice President, Chesapeake Division from May 1998 to December 1998; Senior Vice President, Southwest Division from May 1997 to April 1998; Senior Vice President, Distribution from May 1996 to April 1997; Senior Vice President, Distribution and Foodservice, from June 1993 to April 1996; Vice President, Merchandising, from February 1992 to June 1993; Vice President, Marketing, from 1990 to 1992; Vice President, Northwest Region, 7-ELEVEN Stores, from 1989 to 1990; National Marketing Manager from 1986 to 1989; Division Manager, Central Pacific Division, 7-ELEVEN Stores, from 1979 to 1986; employee of the Company since 1972.

     (7) Senior Vice President, Logistics from May 1, 1998 to present; Vice President, Logistics, from May 1997 to April 1998; Vice President, Central Division, from May 1996 to April 1997; Division Manager, August 1993 to April 1996; Operations Manager, January 1992 to August 1993; Operations Division Manager from June 1989 to January 1992; employee of the Company since 1978.

     (8) Senior Vice President, Merchandising from May 1, 1998 to present; Vice President, Non-Foods Merchandising from May 1997 to April 1998; Vice President, Gasoline and Environmental Services from May 1995 to April 1997; National Gasoline Manager from January 1991 to April 1995; Manager, East/West Gasoline from November 1987 to January 1991; employee of the Company since 1968.

     (9) Senior Vice President and General Counsel from May 1, 1995 to present; Vice President and General Counsel from August 1992 to April 1995; Assistant General Counsel from January 1990 to July 1992; Associate General Counsel from January 1987 to December 1989; employee of the Company since 1980.

     (10) Vice President, Canada Division, from March 1998 to present; Vice President, Human Resources from March 1997 to February 1998; Vice President, Southwest Division, from May 1995, to April 1997; Division Manager from February 1985 to April 1995; employee of the Company since 1971.

     (11) Vice President, Corporate Tax, from May 1993 until retirement in February 1999; Corporate Tax Manager from March 1983 to May 1993; Partner, Touche Ross & Co., from 1978 to 1983; employee of the Company from 1983 to 1999.

     (12) Vice President, Northeast Division from May 1, 1996 to present; Division Manager from October 1987 to April 1996; employee of the Company since 1981.

     (13) Vice President, Central Division, from May 1, 1997 to present; Division Manager from February 1997 to April 1997; Product Director from January 1995 to February 1997; Category Manager from November 1993 to January 1995; Merchandising Manager from September 1992 to November 1993; Operations Division Manager from November 1990 to August 1992; Division Manager from October 1987 to October 1990; employee of the Company since 1978.

     (14) Vice President, Development from May 1, 1998 to present; Vice President, Construction and Maintenance, from July 1997 to April 1998; Manager, Corporate Maintenance from April 1992 to July 1997; Division Operations Manager from November 1990 to January 1992; Division Manager from October 1987 to October 1990; employee of the Company since 1981.

     (15) Vice President, Southwest Division from May 1, 1998 to present; Southwest Division Manager from January 1998 to April 1998; Southwest Division Sales/Marketing Manager from March 1997 to December 1997; Southwest Division Merchandising Manager from March 1992 to February 1997; employee of the Company since 1979.

     (16) Vice President, Florida Division, from May 1, 1998 to present; Vice President, Chesapeake Division from May 1997 to April 1998; Vice President, Florida Division from May 1996 to April 1997; Division Manager from October 1987 to April 1996; employee of the Company since 1979.

     (17) Vice President, Gasoline Supply, from May 1, 1998 to present; General Manager, Gasoline Supply from September 1997 to April 1998; employee of the Company since 1997. General Manager, Product Supply and Distribution, CITGO Petroleum Corporation, a petroleum refining and marketing company, from 1984 until September 1997.

     (18) Vice President, Foods Merchandising from May 1, 1998 to present; Manager, Business Systems Development - Merchandising from December 1994 to April 1998; Retail Automation Study Team Leader from May 1993 to December 1994; employee of the Company since 1980.

     (19) Vice President, Non-Foods Merchandising from May 1, 1998 until retirement in February 1999; Vice President, Foods Merchandising, from May 1997 to April 1998; Product Director from May 1993 to April 1997; Regional Merchandising Manager, March 1992 to April 1993; General Manager from November 1990 to March 1992; Division Manager from 1989 to 1990; Regional Marketing Manager from 1985 to 1989; employee of the Company from 1971 to 1999.

     (20) Vice President, Fresh Foods from March 23, 1998 to present; Vice President, Florida Division, from May 1997 to March 1998; Division Manager, April 1997; Division Logistics Manager from March to April 1997; Fresh Foods Area Operations Manager from March 1995 to February 1997; Market Manager from December 1993 to February 1995; Director of Operations from September 1992 to November 1993; Operations Division Manager from April 1992 to August 1992; employee of the Company since 1974.

     (21) Vice President, Greater Midwest Division from May 1, 1996 to present; Division Manager from October 1987 to April 1997; employee of the Company since 1976.

     (22) Treasurer from May 1, 1998 to present; Assistant General Counsel from December 1989 to April 1998; employee of the Company since 1982.

     (23) Vice President, Information Systems, from May 1997 to present; Manager, MIS from May 1992 to April 1997; Systems Manager from December 1984 to May 1992; employee of the Company since 1970.

     (24) Vice President and Controller from May 1, 1997 to present; Controller from August 1995 to April 30, 1997; Assistant Controller from January 1993 to July 1995; employee of the Company since 1993. Financial Manager, The Trane Company, from April 1992 to December 1992; Senior Manager, Audit Department, Deloitte & Touche, from January 1990 to March 1992; Audit Department, Deloitte & Touche, from 1989 to 1992.

     (25) Vice President, Planning from May 1, 1998 to present; Manager of Planning from February 1997 to April 1998; Manager Investor Relations & Business Analysis from November 1995 to February 1997; Consulting Group Manager from December 1994 to November 1995; Manager Investor Relations from January 1994 to December 1994; employee of the Company since 1984.

     (26) Vice President, Finance from May 1, 1998 until retirement on April 30, 1999; Vice President and Treasurer from May 1997 to May 1998; Vice President, Planning and Treasurer from August, 1992 to April 1997; Vice President since April, 1992 and Treasurer since December 1987; Deputy Treasurer from 1984 to 1987; Assistant Treasurer from 1983 to 1984; employee of the Company from 1970 until 1999.

FORMER OFFICERS. The names, ages, positions and offices formerly held with the registrant and the business experience for at least the five years preceding their departure from Southland of all persons who served as officers of the Company during 1998 but who no longer serve as such are shown below. Also shown for each such person is the period during which he or she served in his or her office, as reflected in the footnotes to the following chart.

                                         Age at
           Name                         3-01-99
          ------                       ---------

          Robert E. Bailey  (1)          56
          Wendy W. Barth  (2)            42
          John S. Brune  (3)             52
          Stephen B. Krumholz  (4)       49
          Stephen B. LeRoy  (5)          46

     (1) Vice President from May 1997 to March 1998; Vice President, Northwest Division from May 1995 to April 1997; Division Manager from November 1990 to April 1995; Regional Vice President from May 1986 to October 1990; employee of the Company from 1970 to 1998.

     (2) Vice President, Sales and Marketing, from May 1, 1997 to October 1998; Product Director from May 1993 to April 1997; Group Product Manager from September 1989 to March 1992; employee of the Company from 1989 to 1998.

     (3) Vice President, Northwest Division from May 1, 1997 to November 1998; Division Manager from February 1997 to April 1997; Director of Operations from January 1994 to February 1997; Division Manager from September 1992 to December 1993; General Manager from November 1990 to August 1992; employee of the Company from 1974 to 1998.

     (4) Director from April 23, 1997 to February 1998; Executive Vice President and Chief Operating Officer from June 1993 to February 1998; Senior Vice President, Operations, from August 1992 to June 1993; Senior Vice President, 7-ELEVEN Stores Operations, from 1990 to August 1992; employee of the Company from 1972 to 1998.

     (5) Senior Vice President, International and Real Estate from May 1, 1995 to March 1998; Vice President, International and Real Estate, from May 1994 to April 1995; Vice President Real Estate and Licensed Operations, from August 1992 to May 1994; Vice President, Atlantic Region, 7-ELEVEN Stores, from 1990 to 1992; employee of the Company from 1975 to 1998.


Item 2.  PROPERTIES

     In February, 1997, the Company refinanced all of its remaining debt under the Prior Credit Agreement. The new Credit Agreement is unsecured and, therefore, the encumbrances on all the Company's properties were released.

7-ELEVEN

     The following table shows the location and number of the Company's 7-ELEVEN convenience stores (excluding stores under area licenses and of certain affiliates) in operation on December 31, 1998.


    STATE/PROVINCE                      OPERATING 7-ELEVEN CONVENIENCE STORES
   ---------------                      ---------------------------------------
                                       OWNED           LEASED (a)          TOTAL
U.S.
----
  Arizona                               45               55                 100
  California                           243              929               1,172
  Colorado                              61              169                 230
  Connecticut                            7               46                  53
  Delaware                              10               17                  27
  District of Columbia                   4               14                  18
  Florida                              230              222                 452
  Idaho                                  6                8                  14
  Illinois                              59               90                 149
  Indiana                                9               30                  39
  Kansas                                 7                9                  16
  Maine                                  0               25                  25
  Maryland                              89              222                 311
  Massachusetts                         13               96                 109
  Michigan                              52               60                 112
  Missouri                              32               49                  81
  Nevada                                94              101                 195
  New Hampshire                          3               17                  20
  New Jersey                            74              132                 206
  New York                              43              194                 237
  North Carolina                         2                5                   7
  Ohio                                  11                4                  15
  Oregon                                37               95                 132
  Pennsylvania                          60              105                 165
  Rhode Island                           0               11                  11
  Texas                                115              171                 286
  Utah                                  41               70                 111
  Vermont                                0                4                   4
  Virginia                             201              403                 604
  Washington                            54              158                 212
  West Virginia                         10               13                  23
  Wisconsin                             15                0                  15
CANADA
-------
  Alberta                               27              102                 129
  British Columbia                      22              125                 147
  Manitoba                              14               35                  49
  Ontario                               30               77                 107
  Saskatchewan                          20               23                  43
                                      -----            -----               -----
            Total                    1,740            3,886               5,626
                                    ======            ======              ======

---------------------

     (a) Of the 7-ELEVEN convenience stores set forth in the foregoing table, 606 are leased by the Company from The Southland Corporation Employees' Savings and Profit Sharing Plan (the "Savings and Profit Sharing Plan"). As of year-end 1998, the Company also leased 18 closed convenience stores or office locations from the Savings and Profit Sharing Plan.

     At the end of 1998, the 7-ELEVEN stores group was using 63 offices in 20 states and Canada.

ACQUISITIONS. On May 4, 1998, the Company purchased all of the capital stock of Christy's Market, Inc., of Brockton, Massachusetts, thereby acquiring 135 Christy's Market convenience stores plus six additional locations, located in the New England area.

                   Leased      Owned      Total
                  ------------------------------
Operating Stores     133         2           135
Closed Stores          3         0             3
Offices                1         0             1
Vacant Land            2         0             2
                  ------------------------------
Total                 139        2            141

     On May 12 1998, the Company purchased the assets of 20 'red D mart' onvenience stores plus one additional location, in the South Bend, Indiana, area from MDK Corporation of Goshen, Indiana.

                   Leased     Owned        Total
                   -----------------------------
Operating Stores      20         0           20
Vacant Land            1         0            1

These acquired locations, to the extent they have been converted to 7-ELEVEN stores, are included in the table on page 18.

OTHER RETAIL. As shown in the following table, at year-end 1998, the Company operated 53 Christy's Market stores in Connecticut, Massachusetts, Maine, New Hampshire and Vermont, eight Quik Marts and three other high volume gasoline dispensing locations in California, Illinois, Indiana, Texas and Virginia, one HIGH'S Dairy Store located in Virginia and one other retail location in Illinois.

     The following table shows the location and number of the Company's other operating retail locations including Christy's Markets, Quik Marts, HIGH'S and other locations in operation on December 31, 1998.


STATE                      OTHER OPERATING RETAIL LOCATIONS
-----                     ----------------------------------
                           OWNED       LEASED       TOTAL

California                   3           0            3
Connecticut                  0           5            5
Illinois                     2           1            3
Indiana                      0           1            1
Massachusetts                0          24           24
Maine                        0          14           14
New Hampshire                0           6            6
Texas                        2           0            2
Virginia                     3           1            4
Vermont                      0           4            4
                          ------------------------------
        Total               10          56           66

     The Company plans to either close or convert most of these units to 7-ELEVEN stores over the next few years.

OTHER INFORMATION ABOUT PROPERTIES AND LEASES. At December 31, 1998, there were 45 7-ELEVEN stores in various stages of construction. The Company owned or was under contract to purchase 66, and had leases on 102, undeveloped convenience store sites. In addition, the Company held 87 7-ELEVEN, HIGH'S and Quik Mart properties available for sale consisting of 39 unimproved parcels of land, 34 closed store locations and 14 parcels of excess property adjoining store locations. At December 31, 1998, 15 of these properties were under contract for sale.

     On December 31, 1998, the Company held leases on 261 closed store or other non-operating facilities, 18 of which were leased from the Savings and Profit Sharing Plan. Of these, 212 were subleased to outside parties.

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

CORPORATE. The Company's corporate office headquarters is in Dallas, Texas in a 42-story office building, known as Cityplace Center East. The Company's lease covers the entire Cityplace Tower, but gives the Company the right to sublease to other parties. Since 1996, subleases with third parties have been in place so that (including the space leased by Southland) the building is virtually completely leased or reserved for expansion under current leases. The Company currently utilizes other office space in and around Dallas (although most corporate office space is consolidated in Cityplace Center East).


ITEM 3.  LEGAL PROCEEDINGS

THE FOLLOWING INFORMATION UPDATES THE STATUS OF CERTAIN PREVIOUSLY REPORTED PENDING LITIGATION INVOLVING THE COMPANY.

7-ELEVEN OWNERS FOR FAIR FRANCHISING, ET AL. V. THE SOUTHLAND CORPORATION ("OFFF") VALENTE, ET AL. V. THE SOUTHLAND CORPORATION, ET AL.

As previously reported, the Company is a defendant in two legal actions, which are referred to as the 7-ELEVEN OFFF and VALENTE cases, filed by franchisees in 1993 and 1996, respectively, asserting various claims against the Company, including claims that Southland wrongfully failed to credit the franchisees' accounts with the value of equipment and with various rebates, discounts and allowances that Southland received from various vendors.

     A nationwide settlement of the litigation was negotiated. In connection with the settlement, the OFFF and VALENTE cases have been combined on behalf of a nationwide class of all persons who operated 7-ELEVEN convenience stores in the continental United States at any time between January 1, 1987 and July 31, 1997, pursuant to franchise agreements with Southland. Class members have overwhelmingly approved the settlement, and the court presiding over the settlement process gave its final approval of the settlement on April 24, 1998. The settlement provides that (i) former franchisees will share in a settlement fund of $7 million to be paid by the Company; (ii) the Company will pay an additional $4,750,000 to cover plaintiffs' attorneys' fees and expenses; and (iii) certain changes will be made to the franchise agreements with current franchisees.

     Notices of appeal of the order approving the settlement were filed on behalf of three of the attorneys who represented the class, six former franchisees and two current franchisees. One of these current franchisees has dismissed his appeal. The settlement agreement will not become effective until the appeals are resolved. However, the settlement agreement provides that while the appeals are pending the Company will pay certain maintenance and supply expenses relating to the cash registers and retail information system equipment of current franchisees that are members of the settlement class. If the settlement is overturned on appeal, the Company has the right to require franchisees to repay the amounts that the company paid for these expenses while the appeals were pending. The Company's payment of these expenses will not have a material impact on the Company's earnings, and the Company's accruals are sufficient to cover the total settlement costs, including the payment due to former franchisees when the settlement becomes effective.

     Pursuant to the terms of the settlement agreement, the Judge in the VALENTE case, which was pending in District Court in Dallas County, entered an order striking the class action allegations in the petition and dismissing with prejudice the claims of the named plaintiffs.

EMIL V. SPARANO, ET AL. V. THE SOUTHLAND CORPORATION, ET AL.

     Southland and three of its current and former officers and directors (John P. Thompson, Jere W. Thompson and Clark J. Matthews, II (collectively the "Individual Defendants")), are defendants in a lawsuit entitled EMIL V. SPARANO, ET AL. V. THE SOUTHLAND CORPORATION, ET AL., Case No. 94 C 2098. The lawsuit was filed in the United States District Court for the Northern District of Illinois in March, 1994. Plaintiffs are several franchisees of 7-ELEVEN stores in Illinois, Pennsylvania, New Jersey and Nevada; they represent a nationwide class of all persons who have owned 7-ELEVEN franchises anywhere in the United States at any time from December 1, 1987 through March 4, 1991.

     Only one claim against the Individual Defendants and the Company was certified to proceed as a class action. That claim alleges that certain misleading statements were made to the class members regarding the financial condition of the Company during the period following the leveraged buyout of the Company in 1987 and continuing until the Company emerged from bankruptcy in March, 1991.

     On March 4, 1999, the judge granted summary judgment in favor of the Company on the class claim, ruling that the Company made no misleading statements to its franchisees as plaintiffs had alleged. The named plaintiffs have individual breach of contract claims remaining in the case, but all class claims have been dismissed.

DEFAULT INTEREST CLAIM

     As previously reported, subsequent to the Company's bankruptcy filing on October 24, 1990, the Company's senior lenders (the "Banks") under the Credit Agreement filed a proof of claim demanding, among other things, default interest, as a result of the Company's having failed to make an interest payment due June 15, 1990. The amount of default interest in dispute was $12,186,870, which was calculated under the Credit Agreement on the average daily outstanding bank debt balance from the date of notice of default to the confirmation of the Plan of Reorganization. A few of the individual Bank's claims have been settled so that the disputed amount is now approximately $9.6 million. The Company objected to the claim for default interest. On March 17, 1992, the Bankruptcy Court ruled in favor of the Banks' claim. The Company recognized the amount of the potential liability in its 1991 year-end financial statements.

     The Company appealed this decision to the United States District Court for the Northern District of Texas. On March 27, 1997, the District Court affirmed. On December 2, 1998, the United States Court of Appeals for the Fifth Circuit also affirmed. The case has been returned to the Bankruptcy Court for final disposition and the Company expects to make payment on the unsettled amount of the claim in 1999.

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

     Information concerning other legal proceedings is incorporated herein from "Management's Discussion and Analysis, Environmental," beginning on page 35, below.

     In the ordinary course of business, the Company is also involved in various other legal proceedings which, in the Company's opinion, are not material, either individually or in the aggregate.



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                  PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

     The Company's Common Stock, $.0001 par value per share, is the only class of common equity of the Company and represents the only voting securities of the Company. There are 409,941,168 shares of Common Stock issued and outstanding and, as of March 12, 1999, there were 2,670 record holders of the Common Stock. The Company's Common Stock is traded on The Nasdaq Stock Market under the symbol "SLCM". The following information has been provided to the Company by The Nasdaq Stock Market.

QUARTERS                             PRICE RANGE
---------                ---------------------------------------
                           HIGH             LOW           CLOSE
                         ---------      ----------      --------
      1998
    --------
     FIRST              $ 3.03125       $ 1.5625        $ 2.078125
     SECOND               3.03125         2.0625          2.750
     THIRD                3.03125         2.0625          2.500
     FOURTH               2.375           1.750           1.90625

      1997
    --------
     FIRST              $ 3.5625        $ 2.65625       $ 3.15625
     SECOND               3.6875          3.125           3.34375
     THIRD                3.40625         2.50            2.5625
     FOURTH               2.875           1.71875         2.125

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


ITEM 6.   SELECTED FINANCIAL DATA



                                     SELECTED  FINANCIAL  DATA

                             THE SOUTHLAND CORPORATION AND SUBSIDIARIES


                                                              YEARS ENDED DECEMBER 31
                                              -----------------------------------------------------
                                                 1998       1997       1996       1995       1994
                                              ---------  ---------  ---------  ---------  ---------
                                                  (DOLLARS IN MILLIONS, EXCEPT PER-SHARE DATA)
Merchandise sales . . . . . . . . . . . . .   $ 5,573.6  $ 5,181.8  $ 5,084.0  $ 5,063.7  $ 5,066.0
Gasoline sales. . . . . . . . . . . . . . .     1,684.2    1,789.4    1,784.9    1,682.1    1,618.5
Net sales . . . . . . . . . . . . . . . . .     7,257.8    6,971.2    6,868.9    6,745.8    6,684.5
Other income. . . . . . . . . . . . . . . .        92.0       89.4       86.4       78.5       74.6
Total revenues. . . . . . . . . . . . . . .     7,349.8    7,060.6    6,955.3    6,824.3    6,759.1
LIFO charge . . . . . . . . . . . . . . . .         2.9        0.1        4.7        2.6        3.0
Depreciation and amortization . . . . . . .       194.7      196.2      185.4      166.4      162.7
Interest expense, net . . . . . . . . . . .        91.3       90.1       90.2       85.6       95.0
Earnings before income taxes and
  extraordinary gain . . . . . . .  . . . .        82.6      115.3      130.8      101.5       73.5
Income taxes (benefit). . . . . . . . . . .        31.9       45.3       41.3      (66.1)(a)  (18.5)(b)
Earnings before extraordinary gain. . . . .        50.7       70.0       89.5      167.6       92.0
Net earnings. . . . . . . . . . . . . . . .        74.0 (c)   70.0       89.5      270.8 (d)   92.0
Earnings before extraordinary gain
  per common share:
     Basic. . . . . . . . . . . . . . . . .          .12        .17        .22        .41        .22
     Diluted. . . . . . . . . . . . . . . .          .12        .16        .20        .40        .22
Total assets. . . . . . . . . . . . . . . .      2,415.8    2,090.1    2,039.1    2,081.1      2,000.6
Long-term debt, including current portion .      1,940.6    1,803.4    1,707.4    1,850.6      2,351.2

-------------------------

(a) Income taxes (benefit) include an $84.3 million tax benefit from recognition of the remaining portion of the Company's net deferred tax assets.
(b) Income taxes (benefit) include a $30 million tax benefit from recog-nition of a portion of the Company's net deferred tax assets.
(c) Net earnings include an extraordinary gain of $23.3 million on debt redemption as explained in Note 9 to the Consolidated Financial Statements.
(d) Net earnings include an extraordinary gain of $103.2 million on debt redemption.

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

RESULTS OF OPERATIONS

SUMMARY OF RESULTS OF OPERATIONS

     The Company's net earnings for the year ended December 31, 1998 were $74.0 million, compared to net earnings of $70.0 million in 1997 and $89.5 million in 1996.


                                                        YEARS ENDED DECEMBER 31
                                                        ------------------------
(DOLLARS IN MILLIONS, EXCEPT PER-SHARE DATA)           1998     1997     1996
                                                       ----     ----     ----
Earnings before income taxes
     and extraordinary gain                            $ 82.6   $115.3   $130.8
Income tax expense                                      (31.9)   (45.3)   (41.3)
Extraordinary gain on debt redemption (net of tax)       23.3      -        -
                                                       -------  -------  -------
Net earnings                                           $ 74.0   $ 70.0   $ 89.5
                                                       =======   ======  =======
Net earnings per common share - Basic                  $  .18   $  .17   $  .22
                                                       =======   =======  ======
Net earnings per common share - Diluted                $  .17   $  .16   $  .20
                                                       =======   =======  ======


     The decline in the Company's earnings before income taxes and extraordinary gain is primarily due to several material charges incurred in 1998. These charges include $14.1 million associated with write-offs of computer equipment and development costs, $11.4 million for deletion of excess or slow-moving inventory and $7.6 million in severance and related costs. In addition, costs associated with the implementation of the Company's strategic initiatives continue to unfavorably impact short-term profits (see Operating, Selling, General and Administrative Expenses).

MANAGEMENT STRATEGIES

     Since 1992, the Company has been committed to several key strategies that it believes, over the long term, will provide further differentiation from competitors and allow 7-Eleven to maintain its position as the premier convenience retailer. These strategies include: upgrading and expanding the store base; a customer-driven approach to product selection; an everyday-fair-pricing policy on all items; daily delivery of fresh perishable items; introduction of high-quality, ready-to-eat fresh foods; and the implementation of a state-of-the-art retail information system.

     Prior to 1997, the Company focused on upgrading its store base, through remodeling existing stores and closing underachieving stores. In late 1996, the Company completed the most extensive remodeling program in its history. Current upgrade programs will focus on retail information systems, food service and other merchandising programs. Beginning in late 1996, the Company began to focus its efforts on growing its store base. The Company recorded the first increase in its total store base in 10 years in 1997. Store openings or acquisitions over the last three years totaled 299, 61 and 44 in 1998, 1997 and 1996, respectively. Store growth in 1998 was aided by acquisitions of 135 Christy's Market convenience stores and 20 'red D mart' stores. Also, an additional 45 stores were under construction at December 31, 1998. In 1999, new store openings are once again expected to outpace closings, with the expansion occurring in existing markets to enhance the economies of scale associated with the Company's fresh food and combined-distribution initiatives. In recent years, the Company has pruned its store base, closing or disposing of those stores that either could not support its strategies, were not expected to achieve an acceptable level of profitability in the future or had leases which expired. As a result, store closings during the past three years totaled 96, 60 and 46 in 1998, 1997 and 1996, respectively. The Company expects to close slightly fewer stores in 1999 than it did in 1998. The store additions and closings discussed above include relocations, rebuilds and seasonal activity.

     The customer-driven approach to merchandising focuses on providing the customer a selection of quality products at a good value. This is being accomplished by emphasizing the importance of ordering at the store level, removing slow-moving items and aggressively introducing new, high-potential products in the early stages of their life cycle. This process represents an ongoing effort to satisfy customers' ever-changing preferences.

     The Company's everyday-fair-pricing strategy is designed to provide consistent reasonable prices on all items. When the everyday-fair-pricing strategy was introduced, some product prices were lowered, while others were increased to achieve more consistency. Going forward, as the Company achieves lower product costs, it plans to migrate toward lower retail prices.

     Daily delivery of high-quality, ready-to-eat foods, along with other time-sensitive or perishable items, is another key management strategy. Implementation of this strategy includes third-party development and operation of combined distribution centers ("CDC"), fresh-food commissaries and bakery facilities in many of the Company's markets around the country. The commissary and bakery ready-to-eat items, like fresh sandwiches and pastries, along with goods from multiple vendors such as dairy products, bread, produce and other perishable goods, are "combined" at a distribution center and delivered daily to each store. In addition to providing fresher products, improved in-stock conditions and quicker response time on new items, the combined distribution is also intended to provide lower product costs, in part from vendors' savings, through this approach. At the end of 1998, approximately 3,300 stores were serviced by daily distribution facilities. Expansion of these programs to another 500 stores is anticipated in 1999.

     The development of a retail information system ("RIS") began in 1994. The initial phase, completed in early 1996, involved installing in-store processors ("ISP") in each store to automate accounting and other store-level tasks. The current phase involves the installation of point-of-sale registers with scanning capabilities, as well as tools on the ISP to assist with ordering and product assortment, and a hand-held unit for ordering product from the sales floor. At the end of 1998, point-of-sale registers had been installed in nearly 2,500 stores in either a live or training mode. After completion, the system will provide each store, along with the Company's suppliers and distributors, on-line information to make better decisions in anticipating customer needs. Management believes that the effective utilization of daily sales data gathered by the system will improve sales through reducing out-of-stock incidents and will enhance each individual store's product mix to better match customers' needs. In addition, the system will assist with monitoring inventories to better control shortage and product write-offs. While implementation costs during the rollout phase are expected to exceed the short-term benefits, the anticipated long-term benefits of this system, coupled with further cost reductions resulting from automation, are expected to help the Company reach its goal of sustained profitable growth over the long term. This phase of the system is currently expected to be fully operational for all stores by the fall of 1999.

(EXCEPT WHERE NOTED, ALL PER-STORE NUMBERS REFER TO AN AVERAGE OF ALL STORES RATHER THAN ONLY STORES OPEN MORE THAN ONE YEAR.)


SALES

     The Company recorded net sales of $7.26 billion for the year ended December 31, 1998, compared to sales of $6.97 billion in 1997 and $6.87 billion in 1996. The increase in net sales over the last two years was a result of same-store merchandise sales growth, combined with an increase in stores. The following table illustrates the growth in merchandise sales:

MERCHANDISE SALES GROWTH DATA (per-store)
                                                          YEARS ENDED DECEMBER 31
                                                          -----------------------
                                                            1998    1997    1996
                                                            -----   -----   -----
INCREASE/(DECREASE) FROM PRIOR YEAR
   U.S. same-store sales growth                              5.7%    1.5%    1.4%
   U.S. same-store real sales growth,excluding inflation     3.1%    0.6%   (1.0)%
   7-Eleven inflation                                        2.5%    0.9%    2.4%


     The fourth quarter of 1998 was the sixth consecutive quarter of favorable U.S. same-store real sales growth, the longest stretch this decade. Same-store merchandise sales growth was 7.2% over the last six months, which is also the largest such increase this decade. The Company believes that this trend is, in part, a result of changes made to the merchandising organization and its processes in the second quarter of 1997.

     While average per-store merchandise sales growth has been fairly consistent among the various geographical areas, category results have been mixed:

      Categories with significant 1998 merchandise sales increases were cigarettes, Cafe Cooler, fresh foods/bakery, coffee, prepaid phone cards and Slurpee. CIGARETTE SALES increased primarily due to retail price increases associated with manufacturer cost increases, which have had an unfavorable impact on margin. CAFE COOLER, a frozen non-carbonated drink introduced in the spring, provided incremental growth in per-store sales. SLURPEE and NON-CARBONATED DRINK sales are up substantially, partially due to the introduction of new products, flavors and packaging. The Company has plans to revitalize certain mature categories like soft drinks/fountain and candy, which have had declining sales over the last couple of years. Other categories which had slight declines in 1998 include newspapers/publications and packaged bakery/bread.

      Categories driving the 1997 merchandise sales increase were coffee, Slurpee, non-carbonated beverages, tobacco, services, fresh bakery and roller grill products. Categories that were flat or had slight declines included fountain drinks, bread, candy and soft drinks.

     During 1998, the Company's retail price of gasoline dropped 18 cents per gallon, or 14.3%. As a result, gasoline sales dollars per store decreased 10.6% in 1998, compared to 1997, after a decline of 0.9% in 1997 versus 1996. Gas gallon sales per store increased 4.2% when compared to 1997, primarily due to new store volumes, which are higher than existing stores. Contributing to the 1997 decrease was a .7% decline in average per-store gallon volume with retail gasoline prices being virtually flat compared to 1996.

OTHER INCOME

     Other income of $92.0 million for 1998 was $2.6 million higher than 1997 and $5.7 million higher than 1996. The improvement over the last two years is a combination of increased royalty income from licensed operations, combined with fees generated from higher levels of franchising activity. In 1998, nearly $53 million of the royalties were from area license agreements with SEJ. One year following repayment of the Company's 1988 yen-denominated loan, currently projected for 2001, royalty payments from SEJ will be reduced by approximately two-thirds in accordance with terms of the license agreement.


GROSS PROFITS

MERCHANDISE GROSS PROFIT DATA
                                                           YEARS ENDED DECEMBER 31
                                                      ------------------------------
                                                        1998       1997        1996
                                                        ------    -------    -------
Merchandise Gross Profit - DOLLARS IN MILLIONS        $ 1,927.6  $ 1,828.4  $ 1,787.7

Gross margin profit percent                               34.58%     35.29%     35.16%

INCREASE/(DECREASE) FROM PRIOR YEAR - ALL STORES
     Average per-store gross
          profit dollar change                             3.2%       2.3%      2.1%
     Margin percentage point change                       (.71)       .13      (.19)
     Average per-store merchandise sales                   5.2%       1.9%      2.7%

     The improvement in 1998 total merchandise gross profit dollars, compared to 1997, was due to a combination of higher per-store sales and more stores, as the margin percentage decreased 71 basis points. Total merchandise gross profit dollars increased in 1997 from both higher average per-store sales and a higher margin.

     Merchandise margin declined in 1998 primarily due to product cost increases and continuing refinement of the Company's everyday-fair-pricing strategy. Merchandise margin was also impacted by introductory costs associated with new product offerings, combined with the further rollout of the Company's fresh food initiatives into four new markets. More aggressive retail pricing continues to present a challenge in today's increasingly more competitive environment. Although overall merchandise margin declined, several categories impacted margin favorably, including Cafe Cooler, commissions/services and coffee. Management is actively working to improve merchandise margin while providing fair and consistent prices.

     The increase in merchandise margin in 1997 was primarily due to improved sales in some higher-margin categories like Slurpee, coffee, non-carbonated beverages and services. These increases were partially offset by higher write-offs, as the Company focused on expanding its fresh-food program, both geographically and with new products.

     Cigarettes currently contribute nearly 22% of the Company's total merchandise sales and more than 15% of merchandise gross profit. With the recent and pending legal settlements between cigarette manufacturers and several state governments, as well as potential additional taxes and litigation threatened by the federal government, the Company anticipates that the cost of cigarettes could continue to rise. Additionally, there are numerous examples of pending state and federal legislation aimed at reducing minors' consumption of tobacco products, which include significant increases in cigarette taxes. Although the Company expects merchandise margin percent to be negatively impacted by these price increases, it is impossible to predict the impact potential cost increases could have on the Company's gross profit dollars, due to uncertainties regarding competitors' reactions and consumers' buying habits.

GASOLINE GROSS PROFIT DATA
                                                         YEARS ENDED DECEMBER 31
                                                       ---------------------------
                                                         1998    1997      1996
                                                         ----    -----     -----
Gasoline Gross Profit - DOLLARS IN MILLIONS            $ 208.0  $ 183.8   $ 188.1
Gross profit margin (in cents per gallon)                13.48    13.07     13.45

INCREASE/(DECREASE) FROM PRIOR YEAR
     Average per-store gross profit dollar change        7.5%   (3.5)%     (1.4)%
     Margin point change (in cents per gallon)           .41    (.38)      (.17)
     Average per-store gas gallonage                     4.2%    (.7)%      (.1)%


     Gasoline gross profits improved $24.3 million in 1998 over 1997. This improvement was due to more gas stores, higher average per-store gas gallonage and a favorable change in cents-per-gallon gross profit. In general, 1998 market conditions created a situation where the wholesale cost of gasoline was significantly lower than in either 1997 or 1996. These conditions helped ease the competitive pressures that had been narrowing margins over the previous two years.

     In 1997, gasoline gross profits declined $4.4 million from the levels achieved in 1996. Excluding the stores on the West Coast, the Company's gasoline gross profits increased $1.2 million in 1997 compared to 1996. This increase was comprised of a slight improvement in average per-store gallons and an increase in the number of gas stores. The stores on the West Coast (24% of the Company's total gas stores) were impacted by industry product supply problems and intense competitive conditions, creating a situation where, in some cases, the Company's cost exceeded other operators' retail price of gasoline.

OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("OSG&A")


                                                              YEARS ENDED DECEMBER 31
                                                         ------------------------------
(DOLLARS IN MILLIONS)                                        1998      1997       1996
                                                             ----      ----       ----
Total operating, selling, general and administrative
     expenses                                            $ 2,053.8  $ 1,896.2  $ 1,841.2
Ratio of OSG&A to sales                                      28.3%      27.2%      26.8%
Increase/(decrease)in OSG&A compared to prior year       $  157.6   $   55.0   $  (33.3)

     The ratio of OSG&A expenses to sales increased 1.1 percentage points in 1998, compared to 1997. This increase is primarily due to a decline of 18 cents per gallon in 1998's retail price of gasoline. Adjusting for comparable gasoline prices, the ratio of OSG&A to sales was flat, when compared to 1997.

     The increase in 1998 OSG&A expense over 1997 levels was partially due to charges of $14.1 million associated with write-offs of computer equipment and development costs and $7.6 million in severance and related costs. Other factors impacting OSG&A were increased store labor costs, a higher amount of gross profits shared with the franchisees (due to higher gross profits earned by franchisees), costs associated with operating additional stores and more environmental expenses. In addition, OSG&A expenses increased due to the Company's implementation of its retail information system and other strategic initiatives. Expenses associated with the Company's retail information system were approximately $13 million higher in 1998 than in 1997. While the ratio of OSG&A expenses to sales will vary on a quarterly basis, management believes this ratio will not improve significantly during the rollout phase of the retail information system.

     The increase in OSG&A expenses, and the ratio to sales, in 1997 compared to 1996, was primarily the result of the following factors: incremental costs related to the retail information system initiatives; higher store labor costs due to a tight labor market and increases in the minimum wage rate; more depreciation expense due to the extensive remodeling program completed in late 1996, completion of new stores and other initiatives; more environmental remediation; and higher store insurance due to the comparison with favorable claims experience reflected in 1996.

     The Company continues to review the functions necessary to enable its stores to respond faster and more cost efficiently to rapidly changing customer needs and preferences. In conjunction with this review, management continues to realign and reduce personnel in order to eliminate non-essential costs, while devoting resources to the implementation of its retail information system and other strategic initiatives (see Management Strategies). During 1998, accruals of $7.6 million were made representing severance benefits for close to 120 management and administrative employees whose positions have been, or will be terminated. The benefit from these reductions on an annualized basis approximates the charge, with the majority of the benefit carrying forward to future years.

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

     Notices of appeal of the order approving the settlement were filed on behalf of three of the attorneys who represented the class, six former franchisees and two current franchisees. One of these current franchisees has dismissed his appeal. The settlement agreement will not become effective until the appeals are resolved. However, the settlement agreement provides that while the appeals are pending the Company will pay certain maintenance and supply expenses relating to the cash registers and retail information system equipment of current franchisees that are members of the settlement class. If the settlement is overturned on appeal, the Company has the right to require franchisees to repay the amounts that the Company paid for these expenses while the appeals were pending. The Company's payment of these expenses had no material impact on 1998 earnings and should have no material impact on future earnings. The Company's accruals are sufficient to cover the total settlement costs, including the payment due to former franchisees when the settlement becomes effective.

INTEREST EXPENSE, NET

     Net interest expense increased $1.2 million in 1998, compared to 1997. This increase is primarily due to a higher average debt balance in 1998, combined with the redemption of a portion of the Company's public debt securities (see Extraordinary Gain) which were accounted for under SFAS No. 15 (see discussion below), partially offset by the write-off of deferred costs associated with the Company's refinancing of its credit agreement in February 1997.

     Approximately 43% of the Company's debt contains floating rates that will be unfavorably impacted by rising interest rates. Nearly 30% of the Company's floating rate debt exposure to rising interest rates has been eliminated as a result of an interest rate swap agreement (see Interest Rate Swap Agreement). The weighted-average interest rate for such debt, including the impact of the interest rate swap agreement, was 5.7% for 1998 versus 5.8% for both 1997 and 1996.

     The Company expects net interest expense in 1999 to increase approximately 10% over 1998 based on anticipated levels of debt and interest rate projections. Factors increasing 1999 interest expense include higher borrowings to finance new store development and other initiatives, combined with the redemption of $65 million of the Company's public debt securities in 1998 and early 1999, which were accounted for under SFAS No. 15 (see Extraordinary Gain).

     In accordance with SFAS No. 15, no interest expense is recognized on the Company's public debt securities. These securities were recorded at an amount equal to the future undiscounted cash payments, both principal and interest, and accordingly, the cash interest payments are charged against the recorded amount of such securities and are not treated as interest expense. Accordingly, interest expense on debt used to redeem public debt securities would increase the Company's reported interest expense.

     Net interest expense decreased slightly in 1997 compared to 1996 due to lower average borrowing throughout the year, partially offset by lower interest income. The lower interest income was primarily the result of a new money order agreement in 1996 that eliminated interest income from the funding arrangement; however, it provided lower cost of goods and operating costs, which more than offset the impact of the lost interest.

INTEREST RATE SWAP AGREEMENT

     In June 1998, the Company entered into an interest rate swap agreement that fixed the interest rate on $250 million notional principal amount of existing floating rate debt at 5.4% through June 2003. A major financial institution, as counterparty to the agreement, agreed to pay the Company a floating interest rate based on three-month LIBOR during the term of the agreement in exchange for the Company paying a fixed interest rate. The impact on net interest expense for the fourth quarter and for 1998 was nominally favorable as a result of this agreement. The swap agreement granted the counterparty the option, upon expiration of the initial swap term, of extending the agreement for an additional five years at a fixed interest rate of 5.9%. This option component of the agreement was recognized at fair value and was marked to market. Due to declining interest rates, the Company recognized OSG&A expense related to the option component of $0.5 million in the fourth quarter and $3.7 million for 1998.

     In February 1999, the Company amended the terms of the interest rate swap agreement. The fixed rate was increased to 6.1% and the term of the swap was extended to February 2004; the remaining terms of the swap agreement were unchanged. In exchange for the increase in the fixed rate, the five-year extension option held by the counterparty was terminated.

INCOME TAXES

     The Company recorded tax expense in 1998 from earnings before extraordinary gain of $31.9 million, compared to expense of $45.3 million in 1997 and $41.3 million in 1996. The decrease in 1998 income tax expense, compared to 1997, resulted from lower earnings before tax, in large part due to charges discussed in the Summary of Results of Operations section. The 1998 extraordinary gain was net of $14.9 million of tax expense. Higher income tax expense in 1997, when compared to 1996, was due to a settlement of an IRS tax examination, resulting in a $7.3 million tax benefit in 1996.

EXTRAORDINARY GAIN

     During 1998, the Company redeemed $45.6 million of its public debt securities resulting in a $23.3 million after-tax gain. The gain resulted from the retirement of future undiscounted interest payments as recorded under SFAS No. 15, combined with repurchasing a portion of the debentures below their face amount. As a result of the redemptions, the face amount of the debentures has been reduced by the following: 100% of the 12% Second Priority Senior Subordinated Debentures, 5.8% of the 5% First Priority Senior Subordinated Debentures, 6.3% of the 4.5% Second Priority Senior Subordinated Debentures-Series A and 1.3% of the 4% Second Priority Senior Subordinated Debentures-Series B. The Company's cash outlay, including fees, was $42.2 million, which was financed through the issuance of $80 million of 4-1/2% Convertible Quarterly Income Debt Securities ("1998 QUIDS") due 2013. The 1998 QUIDS were issued to Ito-Yokado Co., Ltd. and Seven-Eleven Japan Co., Ltd., the joint owners of IYG Holding Company, the Company's majority shareholder.

     In the first quarter of 1999, the Company redeemed an additional $19.4 million of its public debt securities resulting in a $4.3 million after-tax gain.


LIQUIDITY AND CAPITAL RESOURCES

     The majority of the Company's working capital is provided from three sources: i) cash flows generated from its operating activities; ii) a $650 million commercial paper facility (guaranteed by Ito-Yokado Co., Ltd.); and
iii) short-term seasonal borrowings of up to $400 million (reduced by outstanding letters of credit) under its revolving credit facility. The Company believes that operating activities, coupled with available short-term working capital facilities, will provide sufficient liquidity to fund current commitments for operating and capital expenditure programs, as well as to service debt requirements. Actual capital expenditure funding will be dependent on the level of cash flow generated from operating activities and the funds available from financings.

     In January 1999, the Company expanded the existing commercial paper facility from $400 million to $650 million. The commercial paper is unsecured but is fully and unconditionally guaranteed by Ito-Yokado Co., Ltd.

     In April 1998, the Company entered into a financing agreement for 12.5 billion yen, or $96.5 million, monetizing a portion of its future yen royalty stream. The financing, which bears interest at 2.325%, is secured by a pledge (secondary to the 1988 yen-denominated loan) of the future royalty payments from Seven-Eleven Japan associated with the Company's Japanese 7-Eleven trademarks. Payment of principal and interest on the debt is non-recourse to the Company and will commence when the 1988 yen-denominated loan is paid in full, which is currently estimated to be in 2001. It is anticipated that this 1998 loan will be fully repaid in 2006.

     In February 1998, the Company issued $80 million of 1998 QUIDS, which is subordinated to all existing debt except the 1995 Convertible Quarterly Income Debt Securities due 2010, which have the same priority ranking. The debt has a 15-year life, no amortization and an interest rate of 4.5%. The instrument gives the Company the right to defer interest payments thereon for up to 20 consecutive quarters. The debt mandatorily converts into 32,508,432 shares of the Company's common stock if the price of the Company's common stock achieves certain levels after the third anniversary of issuance. A portion of the proceeds from the 1998 QUIDS was used to redeem a portion of the Company's public debt securities.

     Southland's credit agreement, established in February 1997, includes a $225 million term loan and a $400 million revolving credit facility, which has a sublimit of $150 million for letters of credit ("Credit Agreement"). The Credit Agreement contains certain financial and operating covenants requiring, among other things, the maintenance of certain financial ratios, including interest and rent coverage, fixed-charge coverage and senior indebtedness to net earnings before extraordinary items and interest, taxes, depreciation and amortization ("EBITDA"). The covenant levels established by the Credit Agreement generally require continuing improvement in the Company's financial condition. In March 1999, the financial covenant levels required by these instruments were amended prospectively in order to allow the Company flexibility to continue its store growth strategy. In connection with this amendment, the interest rate on borrowings was changed to a reserve-adjusted Eurodollar rate plus
 .475% instead of the previous increment of .225%.

     For the period ended December 31, 1998, the Company was in compliance with all of the covenants required under the Credit Agreement, including compliance with the principal financial and operating covenants under the Credit Agreement (calculated over the latest 12-month period) as follows:

                                                                       REQUIREMENTS
                                                               ------------------------
Covenants                                     Actuals            Minimum      Maximum
---------                                     -------            -------      -------
Interest and rent coverage*                  2.08 to 1.0       1.80 to 1.0       -
Fixed charge coverage                        1.67 to 1.0       1.50 to 1.0       -
Senior indebtedness to EBITDA                3.74 to 1.0            -         4.10 to 1.0
Capital expenditure limit (tested annually)  $413 million                    $425 million

*INCLUDES EFFECTS OF THE SFAS NO. 15 INTEREST PAYMENTS NOT RECORDED IN INTEREST EXPENSE.


     In 1998, the Company repaid $196.5 million of debt of which $42.1 million related to the redemption of the Company's subordinated debentures (see Extraordinary Gain) and $10.9 million was for debt assumed in the Christy's acquisition (see Capital Expenditures - Acquisitions). The remaining principal reduction of $143.5 million included $56.3 million for quarterly installments due on the term loan, $40.9 million for principal payments on the Company's yen-denominated loan (secured by the royalty income stream from SEJ), $20.5 million for SFAS No. 15 interest and $20.4 million on capital leases. Outstanding balances at December 31, 1998, for commercial paper, term loan and revolver, were $368.3 million, $168.8 million and $295.0 million, respectively. As of December 31, 1998, outstanding letters of credit issued pursuant to the Credit Agreement totaled $71.1 million.

CASH FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was $232.8 million for 1998, compared to $197.9 million in 1997 and $261.0 million in 1996. Contributing to the decline in cash provided by operating activities in 1997, when compared to 1996, was an increase in inventories, caused by a December 1997 cigarette buy-in and generally higher per-store inventory levels.

CAPITAL EXPENDITURES

     In 1998, net cash used in investing activities consisted primarily of payments of $380.9 million for property and equipment and $32.9 million for acquisitions (see Capital Expenditures - Acquisitions). The majority of the property and equipment capital was used for new store development, continued implementation of the Company's retail information system, remodeling stores, new equipment to support merchandising initiatives, upgrading retail gasoline facilities, replacing equipment and complying with environmental regulations.

     The Company expects 1999 capital expenditures, excluding lease commitments, to exceed $375 million. Capital expenditures are being used to develop or acquire new stores, upgrade store facilities, further implement the retail information system, replace equipment, upgrade gasoline facilities and comply with environmental regulations. The amount of expenditures during the year will be materially impacted by the proportion of new store development funded through capital expenditures versus leases and the speed at which new sites/acquisitions can be located, negotiated, permitted and constructed.

CAPITAL EXPENDITURES - ACQUISITIONS

     In May 1998, the Company purchased all of the capital stock of Christy's Market, Inc., of Brockton, Mass., thereby acquiring 135 Christy's Market convenience stores, located in the New England area. Also in May 1998, the Company purchased the assets of 20 'red D mart' convenience stores in the South Bend, Indiana, area from MDK Corporation of Goshen, Indiana.

CAPITAL EXPENDITURES - GASOLINE EQUIPMENT

     The Company incurs ongoing costs to comply with federal, state and local environmental laws and regulations primarily relating to underground storage tank ("UST") systems. The Company does not anticipate any 1999 capital improvements required to comply with environmental regulations relating to USTs as well as above-ground vapor recovery equipment at store locations, but will spend approximately $15-20 million on such capital improvements from 2000 through 2002.

ENVIRONMENTAL

     In December 1988, the Company closed its chemical manufacturing facility in New Jersey. The Company is required to conduct environmental remediation at the facility, including groundwater monitoring and treatment for a projected 15-year period. This remediation program will commence in 1999 with the performance of certain engineering and design work. The Company has recorded undiscounted liabilities representing its best estimates of the clean-up costs of $8.7 million at December 31, 1998. In 1991, the Company and the former owner of the facility entered into a settlement agreement pursuant to which the former owner agreed to pay a substantial portion of the clean-up costs. Based on the terms of the settlement agreement and the financial resources of the former owner, the Company has a receivable recorded of $5.1 million at December 31, 1998.

     Additionally, the Company accrues for the anticipated future costs and the related probable state reimbursement amounts for remediation activities at its existing and previously operated gasoline sites where releases of regulated substances have been detected. At December 31, 1998, the Company's estimated undiscounted liability for these sites was $41.9 million. This estimate is based on the Company's prior experience with gasoline sites and its consideration of such factors as the age of the tanks, location of tank sites and experience with contractors who perform environmental assessment and remediation work. The Company anticipates that substantially all of the future remediation costs for detected releases at these sites as of December 31, 1998, will be incurred within the next four to five years.

     Under state reimbursement programs, the Company is eligible to receive reimbursement for a portion of future remediation costs, as well as a portion of remediation costs previously paid. Accordingly, at December 31, 1998, the Company has recorded a net receivable of $46.7 million for the estimated probable state reimbursements. In assessing the probability of state reimbursements, the Company takes into consideration each state's fund balance, revenue sources, existing claim backlog, status of clean-up activity and claim ranking systems. As a result of these assessments, the recorded receivable amount is net of an allowance of $10.0 million. While there is no assurance of the timing of the receipt of state reimbursement funds, based on its experience, the Company expects to receive the majority of state reimbursement funds, except from California, within one to three years after payment of eligible remediation expenses, assuming that the state administrative procedures for processing such reimbursements have been fully developed. The Company estimates that it may take one to six years to receive reimbursement funds from California. Therefore, the portion of the recorded receivable amount that relates to sites where remediation activities have been conducted has been discounted at 4.6% to reflect their present value. Thus, the recorded receivable amount is also net of a discount of $4.1 million.

     The estimated future assessment and remediation expenditures and related state reimbursement amounts could change within the near future as governmental requirements and state reimbursement programs continue to be implemented or revised.

ENVIRONMENTAL - ACQUISITIONS

     Both the 'red D mart' and Christy's Market acquisitions include retail gasoline outlets that are subject to certain environmental regulations. Under the terms of the acquisition agreements, the sellers are responsible for ensuring compliance with all applicable environmental regulations existing as of the closing date. In addition, the acquisition agreements provide that the sellers will remain responsible for the expense of any future environmental cleanup, which is required under applicable legal requirements and which results from conditions existing at the sites (see Capital Expenditures - Acquisitions).

YEAR 2000

     The Year 2000 issue ("Y2K") is the result of computer software programs being coded to use two digits rather than four to define the applicable year. Some of the Company's older computer programs that have date-sensitive coding may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations, causing disruptions of operations.

     The Company has approached the Y2K issue in phases. A Year 2000 Project Office Manager, together with a strong support organization, has designed a Y2K work plan that is currently being implemented. The Y2K work plan includes: (1) identifying and inventorying all Year 2000 tasks and items; (2) assigning priorities to all tasks and items; (3) remediation of information systems ("IS") applications code, testing and reintegration to production, as well as testing all replaced systems software and non-remediated applications; (4) contacting third-party vendors to verify their compliance and perform selected interface tests with major vendors;
(5) determining the Company's Y2K responsibilities to its franchisees, subsidiaries and affiliates; (6) establishing contingency alternatives assuming worst-case scenarios.

     The Company continues to progress favorably in its completion of the various tasks and target dates identified in the Y2K work plan. The Company believes it has identified and prioritized all major Y2K-related items. In addition, numerous non-IS, merchandise, equipment, financial institution, insurance and public utility vendors have been contacted, inquiring as to their readiness and the readiness of their respective vendors. At this time the Company is performing follow-up efforts with the above vendors as required. Testing compliance with major vendors is now being planned and is scheduled to begin June 1, 1999. The following reflects management's assessment of the Company's Year 2000 state of readiness:

                      STATE OF READINESS AS OF DECEMBER 31, 1998

                                                         ESTIMATED           ESTIMATED
PHASE                                                 PERCENT COMPLETE    COMPLETION DATE
-----                                                 ----------------    ---------------
INTERNAL IS AND NON-IS SYSTEMS AND EQUIPMENT:
  Awareness                                                 98%               Dec. 1999 *
  Assessment changes required                               95%               March 1999
  Remediation or replacement                                85%               June 1999
  Testing                                                   20%               Sept. 1999
  Contingency Planning                                      15%               June 1999 *

SUPPLIERS, CUSTOMERS AND THIRD-PARTY PROVIDERS:
  Awareness-Identify companies                              95%               April 1999
  Assessment questionnaire completed by major suppliers     60%               May 1999 *
  Assessment review with third-party providers              25%               May 1999
  Review contractual commitments                            40%               June 1999
  Risk Assessment                                           50%               May 1999
  Contingency Planning                                       5%               June 1999 *
  Testing as applicable                                      5%               Sept. 1999

           *  INDICATES WORK SHOULD BE SIGNIFICANTLY FINISHED AT THE ESTIMATED COMPLETION DATE,
              BUT THE COMPANY WILL CONTINUE TO REEVALUATE AWARENESS, SEND FOLLOW-UP QUESTIONNAIRES
              AND UPDATE CONTINGENCY PLANS AS NEEDED.


     The Company estimates that the cost of the Year 2000 Project will be approximately $7-8 million, of which about $3 million will be capital costs. The costs incurred to date are $1 million, with the remaining cost for outside consultants, software and hardware applications to be funded through operating cash flow. This estimate includes costs related to the upgrade and/or replacement of computer software and hardware; costs of remediated code testing and test result verification; and the reintegration to production of all remediated applications. In addition, the costs include the testing of applications and software currently certified as Year 2000 compliant. The Company does not separately track the internal costs incurred for the Y2K project, which are primarily the related payroll costs for the IS and various user personnel participating in the project.

     Due to the general uncertainty inherent in the Year 2000 process, primarily due to issues surrounding the Y2K readiness of third-party suppliers and vendors, a reasonable worst-case scenario is difficult to determine at this time. The Company does not anticipate more than temporary isolated disruptions attributed to Year 2000 issues to affect either the Company or its primary vendors. The Company is concentrating on four critical business areas in order to identify, evaluate and determine the scenarios requiring the development of contingency plans: (1) merchandise ordering and receipt, (2) petroleum products ordering and receipt, (3) human resource systems and (4) disbursement systems. To the extent vendors are unable to deliver products due to their own Year 2000 issues, the Company believes it will generally have alternative sources for comparable products and does not expect to experience any material business disruptions. Although considered unlikely, the failure of public utility companies to provide telephone and electrical service could have material consequences. Contingency planning efforts will escalate as the Company continues to receive and evaluate responses from all of its primary merchandise vendors and service providers. These contingency plans are scheduled to be complete by June 1999.

     The costs of the Y2K project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. As a result, there can be no assurance that these forward-looking estimates will be achieved and the actual costs and vendor compliance could differ materially from the Company's current expectations, resulting in a material financial risk. In addition, while the Company is making significant efforts in addressing all anticipated Year 2000 risks within its control, this event is unprecedented and consequently there can be no assurance that the Year 2000 issue will not have a material adverse impact on the Company's operating results and financial condition.

MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

     The following discussion summarizes the financial and derivative instruments held by the Company at December 31, 1998, which are sensitive to changes in interest rates, foreign exchange rates and equity prices. The Company uses interest-rate swaps to manage the primary market exposures associated with underlying liabilities and anticipated transactions. The Company uses these instruments to reduce risk by essentially creating offsetting market exposures. In addition, the two yen-denominated loans serve to effectively hedge the Company's exposure to yen-dollar currency fluctuations. The instruments held by the Company are not leveraged and are held for purposes other than trading. There are no material quantitative changes in market risk exposure at December 31, 1998, when compared to December 31, 1997.

     In the normal course of business, the Company also faces risks that are either nonfinancial or nonquantifiable. Such risks principally include country risk, credit risk and legal risk and are not represented in this discussion.

INTEREST-RATE RISK MANAGEMENT

     The table below presents descriptions of the floating-rate financial instruments and interest-rate-derivative instruments held by the Company at December 31, 1998. The Company entered into an interest-rate swap to achieve the appropriate level of variable and fixed-rate debt as approved by senior management. Under the interest-rate swap, the Company agreed with other parties to exchange the difference between fixed-rate and floating-rate interest amounts on a quarterly basis.

     For the debt, the table below presents principal cash flows that exist by maturity date and the related average interest rate. For the swap, the table presents the notional amounts outstanding and expected interest rates that exist by contractual dates. The notional amount is used to calculate the contractual payments to be exchanged under the contract. The variable rates are estimated based on implied forward rates in the yield curve at the reporting date. Additionally, the interest rate on the bank debt reflects a LIBOR margin of 22.5 basis points as prescribed in the Credit Agreement.


(DOLLARS IN MILLIONS)
                                     1999  2000  2001  2002  2003  There-after  Total  Fair Value
                                     ----  ----  ----  ----  ----  -----------  -----  ----------
Floating-Rate Financial Instruments:
    Bank debt                         $56   $56   $56  $295   $0         $0     $463      $463
    Commercial paper                  $18    $0    $0    $0   $0       $350     $368      $368
    Average interest rate             5.2%  5.2%  5.3%  5.2%  5.3%      5.4%     5.2%

Interest-Rate Derivatives:
    Notional amount                  $250  $250  $250  $250  $250      $250     $250      $(11)
    Average pay rate                  6.1%  6.1%  6.1%  6.1%  6.1%      6.1%     6.1%
    Average receive rate              5.1%  5.2%  5.2%  5.3%  5.3%      5.4%     5.3%


     The $11 million fair value of the interest-rate swap represents an estimate of the payment amount if the Company chose to terminate the swap. See Notes 9 and 10 to the Consolidated Financial Statements for detailed information on both floating- and fixed-rate liabilities. See Note 11 to the Consolidated Financial Statements for fair value and derivative discussions, including the mark-to-market adjustment relating to the unwinding of the swap's option component in February 1999.

FOREIGN-EXCHANGE RISK MANAGEMENT

     The Company recorded over $68 million in royalty income in 1998 that was impacted by fluctuating exchange rates. Approximately 77% of such royalties were from area license agreements with SEJ. SEJ royalty income will not fluctuate with exchange rate movements since the Company has effectively hedged this exposure by using the royalty income to make principal and interest payments on its yen-denominated loans (see Notes 9 and 11 to the Consolidated Financial Statements). The Company is exposed to fluctuating exchange rates on the non-SEJ portion of its royalties earned in foreign currency, but based on current estimates, future risk is not material.

     The Company has several wholly or partially owned foreign subsidiaries and is susceptible to exchange-rate risk on earnings from these subsidiaries. Based on current estimates, the Company does not consider future foreign-exchange risk associated with these subsidiaries to be material.

EQUITY-PRICE RISK MANAGEMENT

     The Company has equity securities, which are classified as available for sale and are carried in the Consolidated Balance Sheet at fair value. Changes in fair value are recognized as other comprehensive earnings, net of tax, as a separate component of shareholders' equity. At December 31, 1998, the Company held the following available-for-sale marketable equity securities:

(DOLLARS IN MILLIONS)
                                                    --------------------
                                                                    Impact of 20% Change
                                          Cost        Fair Value     In Market Price
                                          ----        ----------    ---------------------
568,788 shares of ACS common stock        $0           $25.6             $5.1
151,452 shares of Precept common stock    $0            $1.4             $0.3


     The Affiliated Computer Services, Inc. stock ("ACS") was obtained in 1988 as partial consideration for Southland to enter into a mainframe data processing contract with ACS. At the time, ACS was a privately held start-up company and accordingly the stock was valued with no cost. Subsequently ACS became a public company and Precept Business Services, Inc. ("Precept") was spun off from ACS and also became a public company.




ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market-Sensitive Instruments and Risk Management" page 38.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA






                      THE SOUTHLAND CORPORATION AND SUBSIDIARIES


                     Consolidated Financial Statements for the
                    Years Ended December 31, 1998, 1997 and 1996


                             THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                      DECEMBER 31, 1998 AND 1997
                            (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)


ASSETS                                                              1998            1997
                                                                ------------    -----------
CURRENT ASSETS:
   Cash and cash equivalents                                    $    26,880     $    38,605
   Accounts receivable                                              148,046         126,495
   Inventories                                                      101,045         104,540
   Other current assets                                             162,631         117,001
                                                                -----------     -----------
     Total current assets                                           438,602         386,641

PROPERTY AND EQUIPMENT                                            1,652,932       1,416,687
OTHER ASSETS                                                        324,310         286,753
                                                                -----------     -----------
                                                                $ 2,415,844     $ 2,090,081
                                                                ===========     ===========


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Trade accounts payable                                       $   136,059     $   118,222
   Accrued expenses and other liabilities                           362,398         353,844
   Commercial paper                                                  18,348          48,744
   Long-term debt due within one year                               151,754         208,839
                                                                -----------     -----------
     Total current liabilities                                      668,559         729,649

DEFERRED CREDITS AND OTHER LIABILITIES                              220,653         187,414
LONG-TERM DEBT                                                    1,788,843       1,594,545
CONVERTIBLE QUARTERLY INCOME DEBT SECURITIES                        380,000         300,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT):
   Common stock, $.0001 par value; 1,000,000,000 shares
     authorized; 409,922,935 shares issued and outstanding               41              41
   Additional capital                                               625,574         625,574
   Accumulated deficit                                           (1,278,009)     (1,352,057)
   Accumulated other comprehensive earnings                          10,183           4,915
                                                                ------------    ------------
     Total shareholders' equity (deficit)                          (642,211)       (721,527)
                                                                ------------    ------------
                                                                $ 2,415,844     $ 2,090,081
                                                                ===========     ===========








                     See notes to consolidated financial statements.

                             THE SOUTHLAND CORPORATION AND SUBSIDIARIES


                                 CONSOLIDATED STATEMENTS OF EARNINGS
                            YEARS ENDED DECEMBER 31, 1998 1997 AND 1996
                            (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                                 1998           1997           1996
                                                            -------------  -------------  -------------
REVENUES:
    Merchandise sales (including $466,013, $438,489 and
        $437,573 in excise taxes)                           $  5,573,606  $  5,181,762   $  5,084,024
    Gasoline sales (including $577,457, $532,635 and
        $524,414 in excise taxes)                              1,684,184     1,789,383      1,784,888
                                                            ------------   -----------   ------------
      Net sales                                                7,257,790     6,971,145      6,868,912
    Other income                                                  92,021        89,412         86,351
                                                            -------------  -------------  ------------
                                                               7,349,811     7,060,557      6,955,263
COSTS AND EXPENSES:
    Merchandise cost of goods sold                             3,645,974     3,353,323      3,296,316
    Gasoline cost of goods sold                                1,476,144     1,605,603      1,596,745
                                                             -----------    -----------    -----------
      Total cost of goods sold                                 5,122,118     4,958,926      4,893,061
    Operating, selling, general and administrative expenses    2,053,791     1,896,206      1,841,174
    Interest expense, net                                         91,289        90,130         90,204
                                                            -------------  -------------  ------------
                                                               7,267,198     6,945,262      6,824,439
                                                            -------------  -------------  ------------
EARNINGS BEFORE INCOME TAXES AND
   EXTRAORDINARY GAIN                                             82,613       115,295        130,824

INCOME TAXES                                                      31,889        45,253         41,348
                                                            -------------  -------------  ------------
EARNINGS BEFORE EXTRAORDINARY GAIN                                50,724        70,042         89,476

EXTRAORDINARY GAIN ON DEBT REDEMPTION (net
   of tax effect of $14,912)                                      23,324          -              -
                                                            -------------  -------------  ------------
NET EARNINGS                                                $     74,048   $    70,042   $     89,476
                                                            =============  =============  ============

EARNINGS BEFORE EXTRAORDINARY GAIN PER COMMON SHARE:
     Basic                                                         $ .12         $ .17          $ .22
     Diluted                                                         .12           .16            .20
EXTRAORDINARY GAIN ON DEBT REDEMPTION PER COMMON SHARE:
     Basic                                                         $ .06         $  -            $ -
     Diluted                                                         .05            -              -
NET EARNINGS PER COMMON SHARE:
     Basic                                                         $ .18         $ .17          $ .22
     Diluted                                                         .17           .16            .20




                                See notes to consolidated financial statements.

                                                   43

                                           THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                           YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                           (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                             1998                     1997                          1996
                                    ----------------------   ----------------------   ---------------------------------
                                       ENDING                   ENDING                 ENDING                 BEGINNING
                                      BALANCE     ACTIVITY     BALANCE     ACTIVITY    BALANCE     ACTIVITY    BALANCE
                                   -----------   ---------   -----------   --------   ---------   ----------  ----------
COMMON STOCK SHARES ISSUED
  AND OUTSTANDING                   409,922,935        -      409,922,935      -       409,922,935     -        409,922,935

COMMON STOCK, $.0001 PAR VALUE      $        41   $   -       $        41  $   -       $        41   $  -       $        41

ADDITIONAL CAPITAL                      625,574        -          625,574      -           625,574      -           625,574


ACCUMULATED EARNINGS (DEFICIT)       (1,278,009)    74,048     (1,352,057)   70,042     (1,422,099)    89,476    (1,511,575)

ACCUMULATED OTHER COMPREHENSIVE EARNINGS:
  Foreign Currency Translation
    (Activity net of ($1,255),
    ($672),($167) income tax benefit)   (6,273)     (1,997)        (4,276)   (1,040)        (3,236)     (258)        (2,978)

  Unrealized Gain (Loss) on Equity
    Securities (Activity net of $4,645,
    ($1,006), $1,674 deferred taxes)     16,456      7,265          9,191    (1,574)        10,765      2,619        8,146
                                       -----------   --------     ----------  -------    -----------   --------   ----------
  TOTAL ACCUMULATED OTHER COMPREHENSIVE
    EARNINGS (LOSS)                      10,183      5,268          4,915    (2,614)         7,529      2,361        5,168
                                       -----------   --------     ----------  --------    ----------   --------   ----------

ACCUMULATED COMPREHENSIVE
  EARNINGS (LOSS)                    (1,267,826)    79,316     (1,347,142)    67,428    (1,414,570)    91,837    (1,506,407)
                                      -----------  -------    ------------  ---------   -----------   --------   -----------

TOTAL SHAREHOLDERS' EQUITY (DEFICIT) $ (642,211)  $ 79,316     $ (721,527)  $ 67,428    $ (788,955)  $ 91,837    $ (880,792)
                                       ==========   =========     =========== ========    ===========  =========   ==========







                                  See notes to consolidated financial statements.

                                                          44

                                  THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                            (DOLLARS IN THOUSANDS)

                                                                             1998           1997           1996
                                                                       -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                       $     74,048   $     70,042   $     89,476
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Extraordinary gain on debt redemption                               (23,324)         -                -
        Depreciation and amortization of property and equipment             175,086        177,174        166,347
        Other amortization                                                   19,611         19,026         19,026
        Deferred income taxes                                                19,190         31,812         23,790
        Noncash interest expense                                              1,725          2,342          1,746
        Other noncash expense                                                 4,557             96            182
        Net loss on property and equipment                                    9,631          2,391          1,714
        (Increase) decrease in accounts receivable                          (29,428)        (6,560)         4,824
        Decrease (increase) in inventories                                   11,306        (16,010)        (4,046)
        Increase in other assets                                            (28,576)        (6,117)        (2,598)
        Decrease in trade accounts payable and other liabilities             (1,014)       (76,250)       (39,421)
                                                                       -------------  -------------  -------------
                     Net cash provided by operating activities              232,812        197,946        261,040

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for purchase of property and equipment                        (380,871)      (232,539)      (194,373)
    Proceeds from sale of property and equipment                              8,607         39,648         14,499
    Increase in restricted cash                                             (22,810)          -               -
    Acquisition of businesses, net of cash acquired                         (32,929)          -               -
    Other                                                                     8,379          6,908          9,588
                                                                       -------------  -------------  -------------
                     Net cash used in investing activities                 (419,624)      (185,983)      (170,286)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from commercial paper and revolving credit facilities        7,231,795      5,907,243      4,292,215
    Payments under commercial paper and revolving credit facilities      (7,032,120)    (5,842,539)    (4,249,134)
    Proceeds from issuance of long-term debt                                 96,503        225,000          -
    Principal payments under long-term debt agreements                     (196,477)      (299,005)      (140,388)
    Proceeds from issuance of convertible quarterly income debt securities   80,000           -              -
    Other                                                                    (4,614)          (551)          -
                                                                        ------------  -------------  -------------
                     Net cash provided by (used in) financing activities    175,087         (9,852)       (97,307)
                                                                       -------------  -------------  -------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (11,725)         2,111         (6,553)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               38,605         36,494         43,047
                                                                       -------------  -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                               $     26,880   $     38,605   $     36,494
                                                                       =============  =============  =============
RELATED DISCLOSURES FOR CASH FLOW REPORTING:
     Interest paid, excluding SFAS No.15 Interest                      $    (99,240)  $    (97,568)  $   (100,777)
                                                                       =============  =============  =============
     Net income taxes paid                                             $    (11,721)  $    (10,482)  $    (18,918)
                                                                       =============  =============  =============
     Assets obtained by entering into capital leases                   $     33,643   $     56,745   $      3,761
                                                                       =============  =============  =============






                                 See notes to consolidated financial statements.

                                                         45

THE SOUTHLAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)
-----------------------------------------------------------------------

1.     ACCOUNTING POLICIES

       PRINCIPLES OF CONSOLIDATION - The Southland Corporation and subsidiaries ("the Company") is owned approximately 65% by IYG Holding Company, which is jointly owned by Ito-Yokado Co., Ltd. ("IY") and Seven-Eleven Japan Co., Ltd. ("SEJ"). The Company operates more than 5,600 7-Eleven and other convenience stores in the United States and Canada. Area licensees, or their franchisees, and affiliates operate approximately 12,600 additional 7-Eleven convenience stores in certain areas of the United States, in 16 foreign countries and in the U. S. territories of Guam and Puerto Rico.

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

       Merchandise and gasoline sales and cost of goods sold of stores operated by franchisees are consolidated with the results of Company-operated stores. Merchandise and gasoline sales of stores operated by franchisees are $3,034,951, $2,880,148 and $2,860,768 from 2,960, 2,868 and 2,927 stores for the years ended December 31, 1998, 1997 and 1996, respectively.

       The gross profit of the franchise stores is split between the Company and its franchisees. The Company's share of the gross profit of franchise stores is its continuing franchise fee, generally ranging from 50% to 58% of the merchandise gross profit of the store, which is charged to the franchisee for the license to use the 7-Eleven operating system and trademarks, for the lease and use of the store premises and equipment, and for continuing services provided by the Company. These services include merchandising, advertising, recordkeeping, store audits, contractual indemnification, business counseling services and preparation of financial summaries. In addition, franchisees receive the greater of one cent per gallon sold or 25% of gasoline gross profit as compensation for measuring and reporting deliveries of gasoline, conducting pricing surveys of competitors, changing the prices and cleaning the service areas. The total gross profit earned by the Company's franchisees of $551,003, $524,941 and $520,216 for the years ended December 31, 1998, 1997 and 1996, respectively, is included in the Consolidated Statements of Earnings as operating, selling, general and administrative expenses ("OSG&A").

       Sales by stores operated under domestic and foreign area license agreements are not included in consolidated revenues. All fees or royalties arising from such agreements are included in other income. Initial fees, which have been immaterial, are recognized when the services required under the agreements are performed.

OPERATING SEGMENT - As of January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, and establishes standards for reporting information about a company's operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

The Company operates in a single operating segment - the operating, franchising and licensing of convenience food stores, primarily under the 7-Eleven name. Revenues from external customers are derived principally from two major product categories - merchandise and gasoline. The Company's merchandise sales are comprised of groceries, beverages, tobacco products, beer/wine, candy/snacks, fresh foods, dairy products, non-food merchandise and services. Services include lottery, ATM and money order service fees/commissions for which there are little, if any, costs included in merchandise cost of goods sold.

The Company does not record merchandise sales on the basis of product categories. However, based on the total dollar volume of store purchases, management estimates that the percentages of its convenience store merchandise sales by principal product category for the last three years were as follows:


           Product Categories       Years Ended December 31
           ------------------        -----------------------
                                     1998     1997     1996
                                     ----     ----     ----
           Beverages                 23.7%    23.2%    22.6%
           Tobacco Products          23.7%    22.5%    22.3%
           Beer/Wine                 11.3%    11.8%    12.2%
           Candy/Snacks               9.5%     9.8%     9.8%
           Non-Foods                  6.9%     7.5%     7.6%
           Food Service               6.0%     5.9%     5.8%
           Dairy Products             5.3%     5.6%     5.8%
           Customer Services          4.8%     4.4%     4.4%
           Other                      4.6%     4.9%     5.0%
           Baked Goods                4.2%     4.4%     4.5%
                                     -----    -----    ------
           Total Merchandise Sales    100%     100%     100%
                                     =====    =====    =====


The Company does not rely on any major customers as a source of revenue. Excluding area license royalties, which are included in other income as stated above, the Company's operations are concentrated in the United States and Canada. Approximately 8% of the Company's net sales for the years ended December 31, 1998, 1997 and 1996 are from Canadian operations, and approximately 5% of the Company's long-lived assets for the years ended December 31, 1998 and 1997 are located in Canada.

       OTHER INCOME - Other income is primarily area license royalties and franchise fee income. The area license royalties include amounts from area license agreements with SEJ of approximately $53 million, $50 million and $47 million for the years ended December 31, 1998, 1997 and 1996, respectively. Under the present franchise agreements, initial franchise fees are generally calculated based on gross profit experience for the store or market area. These fees cover certain costs including training, an allowance for lodging for the trainees and other costs relating to the franchising of the store. The Company defers the recognition of these fees in income until its obligations under the agreement are completed. For the years ended December 31, 1998, 1997 and 1996, respectively, franchisee fee income was $11,881, $8,309 and $9,358.

OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Buying and occupancy expenses are included in OSG&A. Advertising costs, also included in OSG&A, generally are charged to expense as incurred and were $40,144, $35,111 and $34,707 for the years ended December 31, 1998, 1997 and 1996, respectively.

       INTEREST EXPENSE - Interest expense is net of interest income of $12,021, $8,788 and $10,649 for the years ended December 31, 1998,
1997 and 1996, respectively.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investment instruments purchased with maturities of three months or less to be cash equivalents. Cash and cash equivalents include temporary cash investments of $29,167 and $5,240 at December 31, 1998 and 1997, respectively, stated at cost, which approximates market.

       INVENTORIES - Inventories are stated at the lower of cost or market. Cost is generally determined by the LIFO method for stores in the United States and by the FIFO method for stores in Canada.

       DEPRECIATION AND AMORTIZATION - Depreciation of property and equipment is based on the estimated useful lives of these assets using the straight-line method. Buildings and leaseholds are depreciated over periods generally ranging from five to twenty years, and equipment is generally depreciated over a three-to-ten-year period. Acquisition and development costs for significant business systems and related software for internal use are capitalized and are depreciated on a straight-line basis over a three-to-seven-year period based on their estimated useful lives. Amortization of capital leases, improvements to leased properties and favorable leaseholds is based on the remaining terms of the leases or the estimated useful lives, whichever is shorter.

       Foreign and domestic area license royalty intangibles were recorded in 1987 at the fair value of future royalty payments and are being amortized over 20 years using the straight-line method. The 20-year life is less than the estimated lives of the various royalty agreements, the majority of which are perpetual. The excess of cost over fair value of net assets acquired is recorded as goodwill and amortized on a straight-line basis over 40 years.

       STORE CLOSINGS / ASSET IMPAIRMENT - Provision is made on a current basis for the write-down of identified owned-store closings to their net realizable value. For identified leased-store closings, leasehold improvements are written down to their net realizable value and a provision is made on a current basis if anticipated expenses are in excess of expected sublease rental income. The
Company's long-lived assets, including goodwill, are reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

EMPLOYEE BENEFIT PLANS - As of January 1, 1998, the Company adopted the provisions of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which is an amendment of SFAS No. 87, No. 88 and No. 106. SFAS No. 132 revises employers' disclosures related to pension and other postretirement plans by requiring, among other things, standardization of disclosures among such plans as well as additional information on the changes in benefit obligations and fair values of plan assets. It also eliminates certain other disclosures no longer deemed useful. SFAS No. 132 is effective for financial periods beginning after December 15, 1997, and will have no effect on the Company's financial position or results of operations as it does not change the measurement or recognition criteria for such plans.

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

A portion of the environmental expenditures incurred for gasoline sites is eligible for refund under state reimbursement programs. A related receivable is recorded for estimated probable refunds. The receivable is discounted if the amount relates to remediation activities which have already been conducted. A receivable is also recorded to reflect estimated probable reimbursement from other parties.

COMPREHENSIVE EARNINGS - In January 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," which is required for fiscal years beginning after December 15, 1997. The statement establishes standards for reporting comprehensive earnings and its components in a full set of general-purpose financial statements. Comprehensive earnings are the changes in equity of a business enterprise during a period from net earnings and other events, except activity resulting from investments by owners and distributions to owners.


2.     ACQUISITIONS

On May 4, 1998, the Company purchased 100% of the common stock of Christy's Market, Inc., a Massachusetts company that operates 135 convenience stores in the New England area. On May 12, 1998, the Company purchased the assets of 20 'red D mart' convenience stores in the South Bend, Indiana, area from MDK Corporation of Goshen, Indiana.

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

The following information is provided as supplemental cash flow disclosure for the acquisitions of businesses as reported in the Consolidated Statements of Cash Flows for the year ended
December 31, 1998 (dollars in thousands):

               Fair value of assets acquired        $  75,479
               Fair value of liabilities assumed       42,478
                                                    ----------
               Cash paid                               33,001
               Less cash acquired                          72
                                                    ----------
               Net cash paid for acquisitions       $  32,929
                                                    ==========

3.     ACCOUNTS RECEIVABLE

                                                                 December 31
                                                           ------------------------
                                                              1998             1997
                                                              ----             ----
                                                             (Dollars in Thousands)

         Trade accounts receivable                         $   59,985      $   50,235
         Franchisee accounts receivable                        74,176          55,449
         Environmental cost reimbursements
            (net of long-term portion of
             $42,012 and $38,716) - see  Note 14                9,798          12,219
         Other accounts receivable                             12,854          15,388
                                                           -----------     -----------
                                                              156,813         133,291
         Allowance for doubtful accounts                       (8,767)         (6,796)
                                                           -----------     -----------
                                                           $  148,046      $  126,495
                                                           ===========     ===========


4.     INVENTORIES

                                             December 31
                                      ------------------------
                                          1998           1997
                                          ----           ----
                                       (Dollars in Thousands)

                 Merchandise          $  74,835      $  78,022
                 Gasoline                26,210         26,518
                                      ---------      ---------
                                      $ 101,045      $ 104,540
                                      =========      =========

       Inventories stated on the LIFO basis that are included in inventories in the accompanying Consolidated Balance Sheets were $50,242 and $59,914 for merchandise and $21,070 and $21,446 for gasoline at December 31, 1998 and 1997, respectively. These amounts are less than replacement cost by $33,804 and $26,980 for merchandise and $600 and $4,545 for gasoline at December 31, 1998 and 1997, respectively.

5.     OTHER CURRENT ASSETS

                                                                  December 31
                                                          -------------------------
                                                             1998           1997
                                                          ---------      -----------
                                                            (Dollars in Thousands)

         Prepaid expenses                                 $  26,670       $  22,640
         Deferred tax assets - see Note 15                   61,260          65,640
         Restricted cash - see Note 10                       22,810            -
         Advances for lottery and other tickets              22,247          20,856
         Reimbursable equipment purchases under
           the master lease facility - see Note 13           22,892           2,254
         Other                                                6,752           5,611
                                                          ----------      ----------
                                                          $ 162,631       $ 117,001
                                                          ==========      ==========


6.     PROPERTY AND EQUIPMENT

                                                                 December 31
                                                       ----------------------------
                                                           1998           1997
                                                       ------------    ------------
                                                           (Dollars in Thousands)
         Cost:
           Land                                        $    493,369    $    461,568
           Buildings and leaseholds                       1,437,542       1,356,856
           Equipment                                      1,084,694         911,598
           Construction in process                          102,524          38,152
                                                       -------------   -------------
                                                          3,118,129       2,768,174
         Accumulated depreciation and amortization       (1,465,197)     (1,351,487)
                                                       -------------   -------------
                                                       $  1,652,932    $  1,416,687
                                                       =============   =============

7.     OTHER ASSETS


                                                                 December 31
                                                         --------------------------
                                                             1998          1997
                                                             ----            ----
                                                             (Dollars in Thousands)
         SEJ license royalty intangible
           (net of accumulated amortization of
            $181,034 and $165,019)                       $  137,466      $  153,482
         Other license royalty intangibles
           (net of accumulated amortization of
            $32,259 and $29,423)                             24,345          27,181
         Environmental cost reimbursements -
           see Note 14                                       42,012          38,716
         Goodwill (net of accumulated amortization
           of $449)                                          30,671             -
         Investments in domestic securities                  27,011          15,101
         Other (net of accumulated amortization
           of $7,060 and $5,827)                             62,805          52,273
                                                         ----------      ----------
                                                         $  324,310      $  286,753
                                                         ==========      ==========


8.     ACCRUED EXPENSES AND OTHER LIABILITIES


                                                                  December 31
                                                          -------------------------
                                                             1998            1997
                                                             ----            ----
                                                             (Dollars in Thousands)

         Insurance                                        $  54,059       $  69,412
         Compensation                                        47,216          42,931
         Taxes                                               51,807          52,400
         Lotto, lottery and other tickets                    37,446          36,922
         Other accounts payable                              36,492          30,989
         Environmental costs - see Note 14                   22,364          19,818
         Profit sharing - see Note 12                        16,490          14,780
         Interest                                            20,432          17,173
         Other current liabilities                           76,092          69,419
                                                          ---------       ---------
                                                          $ 362,398       $ 353,844
                                                          =========       =========

       The Company continues to review the functions necessary to enable its stores to respond faster, more creatively and more cost efficiently to rapidly changing customer needs and preferences. To accomplish this goal, the Company continues to realign and reduce personnel.

       For the year ended December 31, 1998, the Company accrued $7,643 for severance benefits for the reduction in force of approximately 120 management and administrative employees. The cost of the severance benefits was recorded in OSG&A and, as of December 31, 1998, $2,730 of severance benefits has been paid against the accrual. There was no material change in estimate of the accrual during 1998.

9.     DEBT

                                                                  December 31
                                                        ----------------------------
                                                             1998           1997
                                                             ----           -----
                                                            (Dollars in Thousands)

         Bank Debt Term Loans                           $   168,750     $   225,000
         Bank Debt revolving credit facility                295,000          62,000
         Commercial paper                                   350,000         350,000
         5% First Priority Senior Subordinated
           Debentures due 2003                              317,866         350,556
         4-1/2% Second Priority Senior Subordinated
           Debentures (Series A) due 2004                   144,472         159,823
         4% Second Priority Senior Subordinated
           Debentures (Series B) due 2004                    22,590          23,645
         12% Second Priority Senior Subordinated
           Debentures (Series C) due 2009                      -             51,853
         Yen Loans                                          223,751         168,198
         7-1/2% Cityplace Term Loan due 2005                272,883         277,926
         Capital lease obligations                          137,152         125,777
         Other                                                8,133           8,606
                                                         -----------     -----------
                                                          1,940,597       1,803,384
         Less long-term debt due within one year            151,754         208,839
                                                        -----------     -----------
                                                        $ 1,788,843     $ 1,594,545
                                                        ===========     ============

       BANK DEBT - In February 1997, the Company became obligated to a group of lenders under a new, unsecured credit agreement ("Credit Agreement") that includes a $225 million term loan and a $400 million revolving credit facility. A sublimit of $150 million for letters of credit is included in the revolving credit facility. In addition, to the extent outstanding letters of credit are less than the $150 million maximum, the excess availability can be used for additional borrowings under the revolving credit facility.

       Payments on the term loan, which matures on December 31, 2001, commenced March 31, 1998, when the first installment of 16 quarterly installments of $14,063 was paid. Upon expiration of the revolving credit facility in February 2002, all the then-outstanding letters of credit must expire and may need to be replaced, and all other amounts then outstanding will be due and payable in full. At December 31, 1998, outstanding letters of credit under the facility totaled $71,124.

       Interest on the term loan and borrowings under the revolving credit facility is generally payable quarterly and is based on a variable rate equal to the administrative agent bank's base rate or, at the Company's option, at a rate equal to a reserve-adjusted Eurodollar rate plus .225% per year. A fee of .325% per year on the outstanding amount of letters of credit is required to be paid quarterly. In addition, a facility fee of .15% per year is charged on the aggregate amount of the credit agreement facility and is payable quarterly. The weighted-average interest rate on the term loan outstanding at December 31, 1998 and 1997, respectively, was 5.6% and 6.1%. The weighted-average interest rate on the revolving credit facility borrowings outstanding at December 31, 1998 and 1997, respectively, was 5.6% and 8.5%.

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

       In March 1999, the Credit Agreement was amended prospectively to change the existing financial covenant levels to allow the Company more flexibility and to increase the levels of capital expenditures allowable to continue its store-growth strategy. Also, in connection with this amendment, the interest rate on borrowings was changed to a reserve-adjusted Eurodollar rate plus .475% instead of the previous increment of .225%.

       COMMERCIAL PAPER - As of December 31, 1998, the Company had a facility that provided for the issuance of up to $400 million in commercial paper. Effective January 15, 1999, the availability of borrowings under this facility was increased to $650 million. At both December 31, 1998 and 1997, $350 million of the respective $368,348 and $398,744 outstanding principal amounts, net of discount, was classified as long-term debt since the Company intends to maintain at least this amount outstanding during the next year. Such debt is unsecured and is fully and unconditionally guaranteed by IY. IY has agreed to continue its guarantee of all commercial paper issued through 2000. While it is not anticipated that IY would be required to perform under its commercial paper guarantee, in the event IY makes any payments under the guarantee, the Company and IY have entered into an agreement by which the Company is required to reimburse IY subject to restrictions in the Credit Agreement. The weighted-average interest rate on commercial paper borrowings outstanding at December 31, 1998 and 1997, respectively, was 5.2% and 5.8%.

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

       The 5% First Priority Senior Subordinated Debentures, due December 15, 2003 ("5% Debentures"), had an outstanding principal balance of $254,293 at December 31, 1998, and are redeemable at any time at the Company's option at 100% of the principal amount.

       The Second Priority Senior Subordinated Debentures were issued in three series, and each series is redeemable at any time at the Company's option at 100% of the principal amount and are described as follows:

       -  4-1/2% Series A Debentures, due June 15, 2004 ("4-1/2%
Debentures"), had an outstanding principal balance of $115,809 at December 31, 1998.

       - 4% Series B Debentures, due June 15, 2004 ("4% Debentures"), had an outstanding principal balance of $18,516 at December 31, 1998.

- 12% Series C Debentures, due June 15, 2009 ("12% Debentures"), were redeemed by the Company on March 31, 1998, with a portion of the proceeds from the issuance of $80 million principal amount of Convertible Quarterly Income Debt Securities due 2013 ("1998 QUIDS") to IY and SEJ (see Note 10). The 12% Debentures had an outstanding principal balance of $21,787 when they were redeemed.

The Company also utilized a portion of the proceeds from the 1998 QUIDS to purchase $15,700 principal amount of its 5% Debentures, $7,845 principal amount of its 4-1/2% Debentures and $250 principal amount of its 4% Debentures during the fourth quarter of 1998. The partial purchases of these debentures, together with the redemption of the 12% Debentures, resulted in an extraordinary gain of $23,324 (net of current tax effect of $14,912) as a result of the discounted purchase price and the inclusion of SFAS No. 15 Interest in the carrying amount of the debt.

In addition, the Company purchased $15,000 principal amount of its 5% Debentures in January 1999 and $4,418 principal amount of its 4-1/2% Debentures in February 1999 with a portion of the proceeds of the 1998 QUIDS. These partial purchases resulted in an extraordinary gain of $4,290 (net of current tax effect of $2,743) in 1999 as a result of the discounted purchase price and the inclusion of SFAS No. 15 Interest in the carrying amount of the debt.

Prior to the partial purchases, the 5% Debentures were subject to a sinking fund payment of $8,696 due on December 15, 2002. The Company used its purchase of the 5% Debentures to satisfy all sinking fund requirements so that no sinking fund payments remain.

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

       YEN LOANS - In March 1988, the Company monetized its future royalty payments from SEJ, its area licensee in Japan, through a loan that is nonrecourse to the Company as to principal and interest ("1988
Yen Loan"). The original amount of the yen-denominated debt was 41 billion yen (approximately $327 million at the exchange rate in March 1988) and is collateralized by the Japanese trademarks and a pledge of the future royalty payments. By designating its future royalty receipts during the term of the loan to service the monthly interest and principal payments, the Company has hedged the impact of future exchange rate fluctuations. Payment of the debt is required no later than March 2006 through future royalties from SEJ.
The Company believes it is a remote possibility that there will be any principal balance remaining at that date because current royalty projections suggest the 1988 Yen Loan could be repaid as early as 2001. Upon the later of February 28, 2000, or the date which is one year following the final repayment of the 1988 Yen Loan, royalty payments from SEJ will be reduced by approximately two-thirds in accordance with the terms of the license agreement. The interest rate was 6.25% as of December 31, 1997, and was reset to 3.10% on March 10, 1998. The new rate was .5% in excess of the Japanese long-term lending rate on that date.

On April 30, 1998, funding occurred on an additional yen-denominated loan ("1998 Yen Loan") for 12.5 billion yen or $96.5 million of proceeds. The 1998 Yen Loan has an interest rate of 2.325% and will be repaid from the Seven-Eleven Japan area license royalty income beginning in 2001, after the 1988 Yen Loan has been retired. Both principal and interest of the loan are nonrecourse to the Company. The Company utilized a short-term put option to lock-in the exchange rate and avoid the risk of foreign currency exchange loss. The put option was financed by selling a call option with the same yen amount and maturity as the put option.
Due to market conditions, the call option was not exercised and, as a result, income of $1.6 million was recognized during 1998. Proceeds of the loan were designated for general corporate purposes.

       CITYPLACE DEBT - Cityplace Center East Corporation ("CCEC"), a subsidiary of the Company, constructed the headquarters tower, parking garages and related facilities of the Cityplace Center development and is currently obligated to The Sanwa Bank, Limited, Dallas Agency ("Sanwa"), which has a lien on the property financed. The debt with Sanwa has monthly payments of principal and interest based on a 25-year amortization at 7.5%, with the remaining principal due on March 1, 2005 (the "Cityplace Term Loan").

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

MATURITIES - Long-term debt maturities assume the continuance of the commercial paper program. The maturities, which include capital lease obligations as well as SFAS No. 15 Interest accounted for in the recorded amount of the Debentures, are as follows
(dollars in thousands):

                         1999          $  151,754
                         2000             150,881
                         2001             132,794
                         2002              78,700
                         2003             306,872
                         Thereafter     1,119,596
                                      -----------
                                      $ 1,940,597
                                      ===========


10.    CONVERTIBLE QUARTERLY INCOME DEBT SECURITIES

       In November 1995, the Company issued $300 million principal amount of Convertible Quarterly Income Debt Securities due 2010 ("1995
QUIDS") to IY and SEJ. The 1995 QUIDS have an interest rate of 4.5% and give the Company the right to defer interest payments thereon for up to 20 consecutive quarters. The holder of the 1995 QUIDS can convert the debt into a maximum of 72,111,917 shares of the Company's common stock. The conversion rate represents a premium to the market value of the Company's common stock at the time of issuance of the 1995 QUIDS. As of December 31, 1998, no shares had been issued as a result of debt conversion.

       In February 1998, the Company issued $80 million principal amount of 1998 QUIDS, which have a 15-year life, no amortization and an interest rate of 4.5%. The instrument gives the Company the right to defer interest payments thereon for up to 20 consecutive quarters. The debt mandatorily converts into 32,508,432 shares of the Company's common stock if the Company's stock achieves certain levels after the third anniversary of issuance. A portion of the proceeds from the 1998 QUIDS was used to redeem the Company's 12%
Debentures at par and to fund the partial purchases of its other
Debentures (see Note 9).  At December 31, 1998, the Company had
$22,810 designated as restricted cash to be used for future purchases of Debentures. The 1998 QUIDS, together with the 1995
QUIDS (collectively, "Convertible Debt"), are subordinate to all existing debt.

       In addition to the principal amount of the Convertible Debt, the financial statements include interest payable of $723 in 1998 and $563 in 1997 as well as interest expense of $16,801, $13,733 and $13,658 in 1998, 1997 and 1996, respectively, related to the Convertible Debt.

11.     FINANCIAL INSTRUMENTS

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

The carrying amounts and estimated fair values of other financial instruments at December 31, 1998, are listed in the following table:


                                                              Carrying       Estimated
                                                               Amount       Fair Value
                                                            ----------      ----------
                                                              (Dollars in Thousands)


         Bank Debt                                          $  463,750      $  463,750
         Commercial Paper                                      368,348         368,348
         Debentures                                            484,928         334,609
         Yen Loans                                             223,751         250,922
         Cityplace Term Loan                                   272,883         301,404
         Convertible Debt
         - not practicable to estimate fair value              380,000            -


       The methods and assumptions used in estimating the fair value for each of the classes of financial instruments presented in the table above are as follows:

     - The carrying amount of the Bank Debt approximates fair value because the interest rates are variable.

     - Commercial paper borrowings are sold at market interest rates and have an average remaining maturity of less than 47 days.
Therefore, the carrying amount of commercial paper is a reasonable estimate of its fair value. The guarantee of the commercial paper by IY is an integral part of the estimated fair value of the commercial paper borrowings.

     - The fair value of the Debentures is estimated based on December 31, 1998, bid prices obtained from investment banking firms where traders regularly make a market for these financial instruments. The carrying amount of the Debentures includes $96,309 of SFAS No. 15 Interest.

     - The fair value of the Yen Loans is estimated by calculating the present value of the future yen cash flows at current interest and exchange rates.

     - The fair value of the Cityplace Term Loan is estimated by calculating the present value of the future cash flows at current interest rates.

     - It is not practicable, without incurring excessive costs, to estimate the fair value of the Convertible Debt (see Note 10) at December 31, 1998. The fair value would be the sum of the fair values assigned to both an interest rate and an equity component of the debt by a valuation firm.

DERIVATIVES - The Company uses derivative financial instruments to reduce its exposure to market risk resulting from fluctuations in both foreign exchange rates (see Note 9) and interest rates. On June 26, 1998, the Company entered into an interest rate swap agreement that fixed the interest rate at 5.395% on $250 million notional principal amount of floating rate debt until June 26, 2003. The interest rate swap had a fair value of $(10,821) as of December 31, 1998, which reflects the estimated amount that the Company would have to pay to terminate the swap. This agreement was amended on February 9, 1999, and the Company will pay a fixed interest rate of 6.096% on the floating rate debt until February 9, 2004. A major financial institution, as counterparty to the agreement, will pay the Company a floating interest rate based on three-month LIBOR during the term of the agreement in exchange for the Company paying the fixed interest rate. Interest payments related to the original agreement commenced September 28, 1998, and interest payments related to the amended agreement will commence on May 9, 1999. Interest payments are made quarterly by both parties. Except for the option component discussed below, the swap is accounted for as a hedge and, accordingly, any difference between amounts paid and received under the swap are recorded as interest expense. The impact on net interest expense as a result of this agreement was nominally favorable for the year ended December 31, 1998, and the Company does not anticipate a material impact on its earnings as a result of the amended agreement. The Company is at risk of loss from this swap agreement in the event of nonperformance by the counterparty.

Upon expiration of the initial swap term, the original agreement was extendible for an additional five years at the option of the counterparty. This extendible option component of the original agreement was unwound by the amended agreement. The option component was recognized at fair value and marked to market as of December 31, 1998, and also at the time of unwinding. Due to declining interest rates throughout the third and fourth quarters, the Company recognized $3,677 of expense related to the option component. However, with respect to its unhedged floating rate debt, the Company experienced a positive economic benefit from the declining interest rates during the same period. In the first quarter of 1999, the Company recognized income of $1,505 as a result of the mark-to-market adjustment of the option component through the date of the unwinding.

The Company is currently reviewing SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 becomes effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. The Company intends to adopt the provisions of this statement as of January 1, 2000. The impact of the adoption of SFAS No. 133 has not been determined at this time due to the Company's continuing investigation of its financial instruments and the applicability of SFAS No. 133 to them.

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

Contributions to the Savings and Profit Sharing Plan, a 401(k) defined contribution plan, are made by both the participants and Southland. Southland contributes the greater of approximately 10% of its net earnings minus the amount contributed to The Southland Corporation Supplemental Executive Retirement Plan for Eligible Employees (the "Supplemental Executive Retirement Plan") or an amount determined by Southland. Net earnings are calculated without regard to the contribution to the Savings and Profit Sharing Plan, federal income taxes, gains from debt repurchases and refinancings and, at the discretion of Southland's president, income from accounting changes. The contribution by Southland is generally allocated to the participants on the basis of their individual contribution and years of participation in the Savings and Profit Sharing Plan. The provisions of the Southland Canada, Inc., Pension Plan are similar to those of the Savings and Profit Sharing Plan. Total contributions to these plans for the years ended December 31, 1998, 1997 and 1996 were $13,403, $12,977 and $14,069, respectively, and are included in OSG&A.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN - Effective January 1, 1998, the Company established the Supplemental Executive Retirement Plan, which is an unfunded employee benefit plan maintained primarily to allow compensation to be deferred by highly compensated employees as defined by the Internal Revenue Service. Benefits under this plan constitute general obligations of the Company, subject to the claims of general creditors of the Company, and participants have no security or other interest in such funds.

Contributions to the Supplemental Executive Retirement Plan, a deferred compensation plan, are made by the participant and may be made by the Company. A participant may elect to defer a maximum of 12 percent of eligible compensation. The Company may make a matching contribution, if so authorized each plan year, up to a maximum of six percent of the participant's eligible compensation minus the amount of the participant's deferral to the Savings and Profit Sharing Plan. Matching contributions, if any, will be credited to the participant's account at the same rate that Southland matches under the Savings and Profit Sharing Plan, but using years of service with the Company, minus one, rather than years of participation in the Savings and Profit Sharing Plan to determine a participant's group. There were no Company contributions to this plan for the year ended December 31, 1998.

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

The following information on the Company's Insurance Plan is provided:


                                                                        December 31
                                                                   -----------------------
                                                                     1998          1997
                                                                     ----          ----
                                                                    (Dollars in Thousands)

         CHANGE IN BENEFIT OBLIGATION:
            Net benefit obligation at beginning of year            $  21,238    $  21,197
            Service cost                                                 536          521
            Interest cost                                              1,523        1,535
            Plan participants' contributions                           2,953        2,413
            Actuarial (gain) loss                                        894         (704)
            Gross benefits paid                                       (4,230)      (3,724)
                                                                   ----------    ---------
            Net benefit obligation at end of year                  $  22,914    $  21,238
                                                                   ==========    =========
         CHANGE IN PLAN ASSETS:
            Fair value of plan assets at beginning of year                $0           $0
            Employer contributions                                     1,277        1,311
            Plan participants' contributions                           2,953        2,413
            Gross benefits paid                                       (4,230)      (3,724)
                                                                   ---------     ---------
            Fair value of plan assets at end of year                      $0           $0
                                                                   =========     =========

         Funded status at end of year                              $ (22,914)   $ (21,238)
         Unrecognized net actuarial (gain) loss                       (6,270)      (7,724)
                                                                   ----------    ----------
         Accrued benefit costs                                     $ (29,184)   $ (28,962)
                                                                   ==========    ==========



                                                            Years Ended December 31
                                                         --------------------------------
                                                           1998        1997        1996
                                                           ----        ----        ----
                                                              (Dollars in Thousands)
       COMPONENTS OF NET PERIODIC BENEFIT COST:
          Service cost                                  $   536       $   521    $   595
          Interest cost                                   1,523         1,535      1,496
          Amortization of actuarial (gain) loss            (560)         (603)      (498)
                                                        --------      --------   --------
          Net periodic benefit cost                     $ 1,499       $ 1,453    $ 1,593
                                                        ========      ========   ========

       WEIGHTED-AVERAGE ASSUMPTIONS USED:
          Discount rate                                   6.75%         7.25%      7.50%
          Rate of compensation increase                   5.00%         5.00%      5.00%
          Health care cost trend on covered charges:
            1996 trend                                     N/A           N/A      11.00%
            1997 trend                                     N/A         10.00%     10.00%
            1998 trend                                    9.00%         9.00%      9.00%
            Ultimate trend                                6.00%         6.00%      6.00%
            Ultimate trend reached in                     2001          2001       2001


There was no effect of a one-percentage-point increase or decrease in assumed health care cost trend rates on either the total service and interest cost components or the postretirement benefit obligation for the years ended December 31, 1998, 1997 and 1996 as the Company contributes a fixed dollar amount.

 STOCK INCENTIVE PLAN - The Southland Corporation 1995 Stock Incentive Plan (the "Stock Incentive Plan") was adopted by the Company in October 1995 and approved by the shareholders in April 1996. The Stock Incentive Plan provides for the granting of stock options, stock appreciation rights, performance shares, restricted stock, restricted stock units, bonus stock and other forms of stock-based awards and authorizes the issuance of up to 41 million shares over a ten-year period to certain key employees and officers of the Company. All options granted in 1998, 1997 and 1996 were granted at an exercise price that was equal to the fair market value on the date of grant. The options granted are exercisable in five equal installments beginning one year after grant date with possible acceleration thereafter based upon certain improvements in the price of the Company's common stock.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the options granted: for each year presented, expected life of five years and no dividend yields, combined with risk-free interest rates of 4.50%, 5.81% and 6.39% in 1998, 1997 and 1996, respectively, and expected volatility of 61.76% in 1998, 51.37% in 1997 and 55.49% in 1996.

A summary of the status of the Stock Incentive Plan as of December 31, 1998, 1997 and 1996, and changes during the years ending on those dates, is presented below:


                                                1998                      1997                        1996
                                       -------------------------   -------------------------   ------------------------
                                       Shares   Weighted-Average   Shares   Weighted-Average   Shares   Weighted-Average
Fixed Options                          (000's)   Exercise Price    (000's)   Exercise Price    (000's)   Exercise Price
--------------------------------      --------  ----------------   -------  ----------------   -------  ----------------
Outstanding at beginning of year      10,500      $2.8903          7,618     $3.0895           3,864       $3.1875
Granted                                3,359       1.9063          3,390      2.4690           3,978       $3.0000
Exercised                               -             -              -           -                -            -
Forfeited                               (431)      2.8693           (508)     3.0679            (224)       3.1875
                                      --------                    -------                     -------
Outstanding at end of year            13,428      $2.6448         10,500     $2.8903            7,618       $3.0895
                                      =======                     =======                      =======
Options exercisable at year-end        4,044      $3.0074          2,126     $3.1231              728       $3.1875
Weighted-average fair value of
  options granted during the year    $1.0741                      $1.2691                      $1.6413



               Options Outstanding                                       Options Exercisable
   ------------------------------------------------------------     -----------------------------
                                     Weighted-
                      Options         Average        Weighted-        Options        Weighted-
    Range of        Outstanding      Remaining        Average        Exercisable      Average
  Exercise Prices   at 12/31/98  Contractual Life  Exercise Price   at 12/31/98   Exercise Price
   ---------------  -----------  ----------------  --------------   ------------  ---------------
    $1.9063          3,359,300       9.79           $1.9063              -              -
     2.4690          3,234,500       8.87            2.4690             646,900      $2.4690
     3.0000          3,515,940       7.75            3.0000           1,406,376       3.0000
     3.1875          3,318,100       6.81            3.1875           1,990,860       3.1875
                    -----------                                     -----------
  1.9063 - 3.1875   13,427,840       8.30            2.6448           4,044,136       3.0074
                    ===========                                     ===========


       The Company is accounting for the Stock Incentive Plan under the provisions of APB No. 25 and, accordingly, no compensation cost has been recognized. If compensation cost had been determined based on the fair value at the grant date for awards under this plan consistent with the method prescribed by SFAS No. 123, the Company's net earnings and earnings per share for the years ended December 31 ,1998, 1997 and 1996, would have been reduced to the pro forma amounts indicated in the table below:


                                                 1998        1997        1996
                                               ---------   --------   ----------
                                                   (Dollars in Thousands,
                                                    Except Per-Share Data)

         Net earnings:
            As reported                        $74,048     $70,042    $89,476
            Pro forma                           72,017      68,542     88,520

         Earnings per common share:
            As reported:
               Basic                           $   .18     $   .17    $   .22
               Diluted                             .17         .16        .20
            Pro forma:
               Basic                           $   .18     $   .17    $   .22
               Diluted                             .16         .16        .20

13.   LEASES

       LEASES - Certain property and equipment used in the Company's business is leased. Generally, real estate leases are for primary terms from 14 to 20 years with options to renew for additional periods, and equipment leases are for terms from one to ten years. The leases do not contain restrictions that have a material effect on the Company's operations.

       In April 1997, the Company obtained commitments from the same group of lenders that participated in the Credit Agreement (see Note 9) for up to $115 million of lease financing under a master lease facility to be used primarily for electronic point-of-sale equipment associated with the Company's retail information system. As of December 31, 1998, the Company had received $44,748 of the available funding under the lease facility and intends to use the remainder of the funding as the system rollout continues. Lease payments are variable based on changes in LIBOR.

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

       The composition of capital leases reflected as property and equipment in the Consolidated Balance Sheets is as follows:

                                                                      December 31
                                                              --------------------------
                                                                  1998          1997
                                                                  ----           -----
                                                                  (Dollars in Thousands)

              Buildings                                       $  129,520      $  111,946
              Equipment                                           47,568          43,115
                                                              -----------     -----------
                                                                 177,088         155,061
              Accumulated amortization                           (69,989)        (72,059)
                                                              -----------     -----------
                                                              $  107,099      $   83,002
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

       Future minimum lease payments for years ending December 31 are as follows:


                                                             Capital       Operating
                                                              Leases        Leases
                                                           ----------    -----------
                                                             (Dollars in Thousands)

         1999                                              $  34,116     $  122,657
         2000                                                 31,653        105,298
         2001                                                 28,481         91,640
         2002                                                 22,805         75,597
         2003                                                 14,846         56,588
         Thereafter                                           85,633        221,003
                                                           ----------     ----------
         Future minimum lease payments                       217,534     $  672,783
                                                                         ===========
         Estimated executory costs                               (55)
         Amount representing imputed interest                (80,327)
                                                           ----------
         Present value of future minimum lease payments    $ 137,152
                                                           ==========

       Minimum noncancelable sublease rental income to be received in the future, which is not included above as an offset to future payments, totals $14,436 for capital leases and $14,571 for operating leases.

       Rent expense on operating leases for the years ended December 31, 1998, 1997 and 1996, totaled $143,539, $136,516 and $132,760, respectively, including contingent rent expense of $10,441, $9,360 and $9,438, but reduced by sublease rent income of $5,909, $6,620 and $7,175. Contingent rent expense on capital leases for the years ended December 31, 1998, 1997 and 1996, was $1,818, $1,987 and
$2,088, respectively. Contingent rent expense is generally based on sales levels or changes in the Consumer Price Index.

       LEASES WITH THE SAVINGS AND PROFIT SHARING PLAN - At December 31, 1998, the Savings and Profit Sharing Plan owned 12 stores leased to the Company under capital leases and 612 stores leased to the Company under operating leases at rentals which, in the opinion of management, approximated market rates at the date of lease. In addition, in 1998, 1997 and 1996, there were 99, 64 and 38 leases, respectively, that either expired or, as a result of properties that were sold by the Savings and Profit Sharing Plan to third parties, were canceled or assigned to the new owner. Also, five properties and one property, respectively, were sold to the Company by the Savings and Profit Sharing Plan in 1998 and 1997.

       Included in the consolidated financial statements are the following amounts related to leases with the Savings and Profit Sharing Plan:

                                                                   December 31
                                                           ------------------------
                                                               1998          1997
                                                               ----          ----
                                                            (Dollars in Thousands)

         Buildings (net of accumulated amortization
           of $886 and $4,830)                             $    281      $    513
                                                           =========     ==========
         Capital lease obligations (net of current
           portion of $56 and $709)                        $    314      $    321
                                                           =========     =========


                                                           Years Ended December 31
                                                        ---------------------------
                                                          1998      1997      1996
                                                          ----      ----      ----
                                                          (Dollars in Thousands)

         Rent expense under operating leases and
            amortization of capital lease assets        $19,987   $23,961   $25,670
                                                        =======   =======   =======
         Imputed interest expense on capital
            lease obligations                           $    59   $   159   $   299
                                                        =======   =======   =======
         Capital lease principal payments included
            in principal payments under long-term
            debt agreements                             $   594   $ 1,183   $ 1,580
                                                        =======   =======   =======

14.     COMMITMENTS AND CONTINGENCIES

       MCLANE COMPANY, INC. - In connection with the 1992 sale of distribution and food center assets to McLane, the Company and McLane entered into a ten-year service agreement under which McLane is making its distribution services available to 7-Eleven stores in the United States. If the Company does not fulfill its obligation to McLane during this time period, the Company must reimburse McLane on a pro-rata basis for the transitional payment received at the time of the transaction. The original payment received of $9,450 in 1992 is being amortized to cost of goods sold over the life of the agreement. The Company has exceeded the minimum annual purchases each year and expects to exceed the minimum required purchase levels in future years.

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

ENVIRONMENTAL - In December 1988, the Company closed its chemical manufacturing facility in New Jersey. As a result, the Company is required to conduct environmental remediation at the facility and has submitted a clean-up plan to the New Jersey Department of Environmental Protection (the "State"), which provides for active remediation of the site for approximately a three-to-five-year period as well as continued groundwater monitoring and treatment for a projected 15-year period. The Company has received conditional approval of its clean-up plan. The projected 15-year clean-up period represents a reduction from the previously reported 20-year period and is a result of revised estimates as determined by an independent environmental management company in the first quarter of 1997. These revised estimates, which generally resulted from the conditional approval of the Company's plan, reduced both the estimated time and the estimated costs to complete the project and resulted in decreasing the liability and the related receivable balances by $16.3 million and $9.7 million, respectively. The Company has recorded undiscounted liabilities representing its best estimates of the clean-up costs of $8,726 and $10,442 at December 31, 1998 and 1997, respectively. Of this amount, $6,462 and $8,624 are included in deferred credits and other liabilities and the remainder in accrued expenses and other liabilities for the respective years.

In 1991, the Company and the former owner of the facility executed a final settlement pursuant to which the former owner agreed to pay a substantial portion of the clean-up costs. Based on the terms of the settlement agreement and the financial resources of the former owner, the Company has recorded receivable amounts of $5,098 and $6,126 at December 31, 1998 and 1997, respectively. Of this amount, $3,750 and $4,907 are included in other assets and the remainder in accounts receivable for 1998 and 1997, respectively.

Additionally, the Company accrues for the anticipated future costs and the related probable state reimbursement amounts for remediation activities at its existing and previously operated gasoline store sites where releases of regulated substances have been detected. At December 31, 1998 and 1997, respectively, the Company's estimated undiscounted liability for these sites was $41,897 and $40,880, of which $21,797 and $22,880 are included in deferred credits and other liabilities and the remainder is included in accrued expenses and other liabilities. These estimates were based on the Company's prior experience with gasoline sites and its consideration of such factors as the age of the tanks, location of tank sites and experience with contractors who perform environmental assessment and remediation work. The Company anticipates that substantially all of the future remediation costs for detected releases at these sites as of December 31, 1998, will be incurred within the next four or five years.

Under state reimbursement programs, the Company is eligible to receive reimbursement for a portion of future remediation costs, as well as a portion of remediation costs previously paid. Accordingly, the Company has recorded net receivable amounts of $46,712 and $44,809 for the estimated probable state reimbursements, of which $38,262 and $33,809 are included in other assets and the remainder in accounts receivable for 1998 and 1997, respectively. In assessing the probability of state reimbursements, the Company takes into consideration each state's fund balance, revenue sources, existing claim backlog, status of clean-up activity and claim ranking systems. As a result of these assessments, the recorded receivable amounts in other assets are net of allowances of $9,992 and $9,704 for 1998 and 1997, respectively. While there is no assurance of the timing of the receipt of state reimbursement funds, based on the Company's experience, the Company expects to receive the majority of state reimbursement funds, except from California, within one to three years after payment of eligible remediation expenses, assuming that the state administrative procedures for processing such reimbursements have been fully developed. The Company estimates that it may take one to six years to receive reimbursement funds from California. Therefore, the portion of the recorded receivable amounts that relates to remediation activities which have already been conducted has been discounted at 4.6% and 5.7% in 1998 and 1997, respectively, to reflect its present value. The 1998 and 1997 recorded receivable amounts are net of discounts of $4,051 and $6,048, respectively.

The estimated future remediation expenditures and related state reimbursement amounts could change within the near future as governmental requirements and state reimbursement programs continue to be implemented or revised.


15.    INCOME TAXES

       The components of earnings before income taxes and extraordinary gain are as follows:


                                                     Years Ended December 31
                                             ------------------------------------
                                                1998         1997         1996
                                             -------     ---------      --------
                                                    (Dollars in Thousands)
         Domestic (including royalties of
           $68,329, $67,259 and $63,536
           from area license agreements
           in foreign countries)            $  78,719     $ 109,982     $ 124,316
         Foreign                                3,894         5,313         6,508
                                            ---------     ---------     ---------
                                            $  82,613     $ 115,295     $ 130,824
                                            ==========    ==========    ==========

The provision for income taxes on earnings before extraordinary gain in the accompanying Consolidated Statements of Earnings consists of the following:


                                                   Years Ended December 31
                                                -------------------------------
                                                  1998       1997      1996
                                                --------   --------   ---------
                                                     (Dollars in Thousands)
         Current:
             Federal                            $  1,146   $  1,182   $  5,054
             Foreign                              10,753     11,559     10,704
             State                                   800        700      1,800
                                                --------   --------   ---------
                     Subtotal                     12,699     13,441     17,558

         Deferred:
             Provision                            19,190     31,812     23,790
                                                --------   ---------  ---------
             Income taxes before
             extraordinary gain                 $ 31,889   $ 45,253   $ 41,348
                                                ========   =========  =========

Included in the accompanying Consolidated Statements of Shareholders' Equity (Deficit) at December 31, 1998, 1997 and 1996, respectively, are $10,521, $5,877 and $6,882 of income taxes provided on unrealized gains on marketable securities.

Reconciliations of income taxes (benefit) before extraordinary gain at the federal statutory rate to the Company's actual income taxes provided are as follows:


                                                        Years Ended December 31
                                                   --------------------------------
                                                     1998       1997        1996
                                                   --------   --------    ---------
                                                         (Dollars in Thousands)
         Taxes at federal statutory rate           $ 28,915   $ 40,353    $ 45,788
         State income taxes, net of federal
            income tax benefit                          520        455       1,170
         Foreign tax rate difference                    263      2,095       1,077
         Settlement of IRS examination                 -           -        (7,261)
         Other                                        2,191      2,350         574
                                                   ---------  ---------   ---------
                                                   $ 31,889   $ 45,253    $ 41,348
                                                   =========  =========   =========

Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                              December 31
                                                       ------------------------
                                                          1998          1997
                                                       ----------    ----------
                                                        (Dollars in Thousands)
         Deferred tax assets:
            SFAS No. 15 Interest                       $  43,983     $  65,559
            Compensation and benefits                     38,823        40,729
            Accrued liabilities                           25,842        25,980
            Accrued insurance                             25,483        33,838
            Tax credit carryforwards                      11,515        13,981
            Debt issuance costs                            6,518         6,777
            Other                                          6,075         6,312
                                                       ----------     ---------
               Subtotal                                  158,239       193,176

         Deferred tax liabilities:
            Property and equipment                       (70,943)      (61,687)
            Area license agreements                      (63,106)      (70,459)
            Other                                        (15,498)      (10,791)
                                                       ----------    - --------
               Subtotal                                 (149,547)     (142,937)
                                                       ----------    ----------
         Net deferred taxes                            $   8,692     $  50,239
                                                       ==========    ==========

       At both December 31, 1998 and 1997, the Company's net deferred tax asset is recorded in other current assets (see Note 5) and deferred credits and other liabilities. At December 31, 1998, the Company had approximately $11,500 of alternative minimum tax credit carryforwards, which have no expiration date.

16.     EARNINGS PER COMMON SHARE

       The Company adopted SFAS No. 128, "Earnings per Share," in December 1997. This statement, which replaces APB Opinion No. 15, "Earnings per Share," establishes simplified accounting standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards.

       Basic EPS is computed by dividing net earnings by the weighted-average number of common shares outstanding during each year.
Diluted EPS is computed by dividing net earnings, plus interest on Convertible Debt (see Note 10) net of tax benefits, by the sum of the weighted-average number of common shares outstanding, the weighted-average number of common shares associated with the Convertible Debt and the dilutive effects of the stock options outstanding (see Note 12) during each year. All prior-period EPS amounts presented have been restated to conform to the provisions of SFAS No. 128.

A reconciliation of the numerators and the denominators of the basic and diluted per-share computations for net earnings, as required by SFAS No. 128, is presented below:

                                                                           Years Ended December 31
                                                                        -----------------------------
                                                                         1998       1997        1996
                                                                        ------     -------    -------
                                                                        (Dollars in Thousands, Except
                                                                              Per-Share Data)
         BASIC EPS COMPUTATION:
           Earnings (Numerator):
             Earnings before extraordinary gain available
               to common shareholders                                   $ 50,724   $ 70,042   $ 89,476
             Earnings on extraordinary gain available
               to common shareholders                                     23,324       -          -
                                                                        ---------  --------  ---------
             Net earnings available to common shareholders              $ 74,048   $ 70,042   $ 89,476

           Shares (Denominator):
             Weighted-average number of common
               shares outstanding                                        409,923    409,923    409,923
                                                                        ========   ========   ========

         BASIC EPS:
           Earnings per common share before extraordinary gain          $    .12   $    .17   $    .22
           Earnings per common share on extraordinary gain                   .06         -          -
                                                                         -------    -------    --------
           Net earnings per common share                                $    .18   $    .17   $    .22
                                                                        ========   ========   =========

         DILUTED EPS COMPUTATION:
           Earnings (Numerator):
             Earnings before extraordinary gain available
               to common shareholders                                   $ 50,724   $ 70,042   $ 89,476
             Add interest on convertible quarterly income debt
               securities, net of tax                                     10,316      8,343      8,297
                                                                        --------   --------   --------
             Earnings before extraordinary gain available to
               common shareholders plus assumed conversions               61,040     78,385     97,773
             Earnings on extraordinary gain available to
               common shareholders                                        23,324        -          -
                                                                        ---------   ---------   --------
             Net earnings available to common shareholders
               plus assumed conversions                                 $ 84,364   $ 78,385   $ 97,773
                                                                        ========   =========  =========

           Shares (Denominator):
             Weighted-average number of common
               shares outstanding                                        409,923    409,923    409,923
             Add effects of assumed conversions:
               Exercise of stock options                                     119        170        167
               Conversion of convertible quarterly income debt
                 securities                                               99,589     72,112     72,112
                                                                        --------   --------   --------
             Weighted-average number of common shares
               outstanding plus shares from assumed conversions          509,631    482,205    482,202
                                                                        ========   ========   ========

         DILUTED EPS:

             Earnings per common share before extraordinary gain        $    .12    $   .16   $    .20
             Earnings per common share on extraordinary gain                 .05         -          -
                                                                        --------   --------   ---------
             Net earnings per common share                              $    .17    $   .16   $    .20
                                                                        ========   ========   =========

17.    PREFERRED STOCK

The Company has 5 million shares of preferred stock authorized for issuance. Any preferred stock issued will have such rights, powers and preferences as determined by the Company's Board of Directors.

18.    QUARTERLY FINANCIAL DATA (UNAUDITED)

       Summarized quarterly financial data for 1998 and 1997 is as follows:


        YEAR ENDED DECEMBER 31, 1998:

                                           First    Second   Third   Fourth
                                          Quarter  Quarter  Quarter  Quarter   Year
                                          -------  -------  -------  -------  ------
                                         (Dollars in Millions, Except Per-Share Data)
         Merchandise sales                $1,204   $1,421   $1,556   $1,393   $5,574
         Gasoline sales                      391      424      444      425    1,684
                                          ------   ------   ------   ------   ------
         Net sales                         1,595    1,845    2,000    1,818    7,258
                                          ------   ------   ------   ------   ------

         Merchandise gross profit            411      502      546      469    1,928
         Gasoline gross profit                43       44       59       62      208
                                          ------   ------   ------   ------   ------
         Gross profit                        454      546      605      531    2,136
                                          ------   ------   ------   ------   ------

         Income taxes (benefit)               (7)      16       22        1       32
         Earnings (loss) before
           extraordinary gain                (12)      26       36        1       51
         Net earnings                          6       26       36        6       74
         Earnings (loss) per common
           share before extraordinary gain:
            Basic                           (.03)     .06      .09      .01      .12
            Diluted                         (.03)     .06      .07      .01      .12


The first and fourth quarters include extraordinary gains of $17,871 and $5,453, respectively, resulting from the redemption of the 12% Debentures and the partial purchases of the 5% Debentures, the 4-1/2% Debentures and the 4% Debentures (see Note 9). The first quarter includes an expense of $11,839 resulting from the cumulative effects of a computer equipment lease termination and an accrual of $7,104 for severance benefits and related costs.


        YEAR ENDED DECEMBER 31, 1997:

                                      First    Second   Third   Fourth
                                     Quarter  Quarter  Quarter  Quarter   Year
                                     -------  -------  -------  -------  ------
                                    (Dollars in Millions, Except Per-Share Data)
         Merchandise sales           $1,169   $1,335   $1,409   $1,269   $5,182
         Gasoline sales                 435      447      465      442    1,789
                                     ------   ------   ------   ------   ------
         Net sales                    1,604    1,782    1,874    1,711    6,971
                                     ------   ------   ------   ------   ------

         Merchandise gross profit       411      476      506      435    1,828
         Gasoline gross profit           39       46       46       53      184
                                     ------   ------   ------   ------   ------
         Gross profit                   450      522      552      488    2,012
                                     ------   ------   ------   ------   ------

         Income taxes                     4       17       22        2       45
         Net earnings                     6       26       33        5       70
         Earnings per common share:
            Basic                       .01      .06      .08      .01      .17
            Diluted                     .01      .06      .07      .01      .16

                    REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of The Southland Corporation


We have audited the accompanying consolidated balance sheets of The Southland Corporation and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Southland Corporation and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
February 4, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                     PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain of the information required in response to this Item is incorporated by reference from the Registrant's Definitive Proxy Statement for the April 28, 1999 Annual Meeting of Shareholders.

     See also "Executive Officers of the Registrant" beginning on page 13, herein.

ITEM 11.    EXECUTIVE COMPENSATION.

     The information required in response to this Item is incorporated herein by reference from the Registrant's Definitive Proxy Statement for the April 28, 1999 Annual Meeting of Shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

     The information required in response to this Item is incorporated herein by reference from the Registrant's Definitive Proxy Statement for the April 28, 1999 Annual Meeting of Shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required in response to this Item is incorporated herein by reference to the Registrant's Definitive Proxy Statement for the April 28, 1999 Annual Meeting of Shareholders.

                                 PART IV



Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    The following documents are filed as a part of this report:

1. The Southland Corporation and Subsidiaries' Financial Statements for the three years in the period ended December 31, 1998 are included herein:

                                                                                                  PAGE
Consolidated Balance Sheets - December 31,1998 and 1997                                            42
Consolidated Statements of Earnings - Years Ended December 31, 1998, 1997 and 1996                 43
Consolidated Statements of Shareholders' Equity (Deficit) - Years Ended December 31, 1998,
  1997 and 1996                                                                                    44
Consolidated Statements of Cash Flows - Years Ended December 31, 1998, 1997 and 1996               45
Notes to Consolidated Financial Statements                                                         46
Independent Auditors' Report of PricewaterhouseCoopers LLP                                         75


2. The Southland Corporation and Subsidiaries' Financial Statement Schedule, included herein.

                                                                                                  PAGE
Independent Auditors' Report of PricewaterhouseCoopers LLP on Financial Statement Schedule         82

II - Valuation and Qualifying Accounts                                                             83


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

4. INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES (SEE EXHIBITS (3).(1) AND (3).(2), ABOVE).

4.(i)(1)   Specimen Certificate for Common Stock, $.0001 par value,
incorporated by reference to The Southland Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 4.(i)(1).

4.(i)(2)   Shareholders Agreement dated as of March 5, 1991, among The
Southland Corporation, Ito-Yokado Co., Ltd., IYG Holding Company, Thompson Brothers, L.P., Thompson Capital Partners, L.P., The Hayden Company, The Williamsburg Corporation, Four J Investment, L.P., The Philp Co., participants in the Company's Grant Stock Plan who are signatories thereto and certain limited partners of Thompson Capital Partners, L.P. who are signatories thereto, incorporated by reference to Schedule 13D filed by Ito-Yokado Co., Ltd., Seven-Eleven Japan Co., Ltd. and IYG Holding Company, Exhibit A.

4.(i)(3)   First Amendment, dated December 30, 1992, to Shareholders
Agreement, dated as of March 5, 1991, incorporated by reference to The Southland Corporation's Annual Report on Form 10-K for the year ended December 31, 1992, Exhibit 4.(i)(5).

4.(i)(4)   Second Amendment, dated February 28, 1996, to Shareholders
Agreement, dated as of March 5, 1991, incorporated by reference to The Southland Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 4.(i)(6), Tab 1.

4.(ii)(1) Indenture, including Debenture, with Chase Manhattan Trust, N.A., as successor trustee, providing for 5% First Priority Senior Subordinated Debentures due December 15, 2003, incorporated by reference to The Southland Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, Exhibit 4.(ii)(2).

4.(ii)(2) Indenture, including Debentures, with Bank of New York as successor trustee, providing for 4 1/2% Second Priority Senior Subordinated Debentures (Series A) due June 15, 2004 and 4% Second Priority Senior Subordinated Debentures (Series B) due June 15, 2004, incorporated by reference to The Southland Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, Exhibit 4.(ii)(3).

4.(ii)(3) Form of 4.5% Convertible Quarterly Income Debt Securities due 2010, incorporated by reference to The Southland Corporation's Form 8-K, dated November 21, 1995, Exhibit 4(v)-1.

4.(ii)(4) Form of 4.5% Convertible Quarterly Income Debt Securities due 2013, incorporated by reference to The Southland Corporation's Annual Report on Form 10-K for the year ended December 31, 1997, Exhibit
4.(ii)(3).

9.         VOTING TRUST AGREEMENT.  NONE.(EXCEPT SEE EXHIBITS 4.(i)(2),ABOVE.)

10.        MATERIAL CONTRACTS.

10.(i)(1) Stock Purchase Agreement among The Southland Corporation, Ito-Yokado Co., Ltd. and Seven-Eleven Japan Co., Ltd., dated as of January 25, 1991. See Exhibit 2.(2), above.

10.(i)(2) Credit Agreement, dated as of February 27, 1997, among The Southland Corporation, the financial institutions party thereto as Senior Lenders, the financial institutions party thereto as Issuing Banks, Citibank, N.A., as Administrative Agent, and The Sakura Bank, Limited, New York Branch, as Co-Agent, incorporated by reference to The Southland Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.(i)(2).

10.(i)(3) First Amendment dated as of February 9, 1998 to Credit Agreement dated as of February 27, 1997, among The Southland Corporation, the financial institutions party thereto as Senior Lenders, the financial institutions party thereto as Issuing Banks, Citibank, N.A., as Administrative Agent, and The Sakura Bank, Limited, New York Branch, as Co-Agent, incorporated by reference to The Southland Corporation's Annual Report on Form 10-K for the year ended December 31, 1997, Exhibit 10.(i)(3).

10.(i)(4) Second Amendment, dated as of April 29, 1998, to Credit Agreement dated as of February 27, 1997, among The Southland Corporation, the financial institutions party thereto as Senior Lenders, the financial institutions party thereto as Issuing Banks, Citibank, N.A., as Administrative Agent, and The Sakura Bank, Limited, New York Branch, as Co-Agent, incorporated by reference to The Southland Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, Exhibit 10.(i)(1).

10.(i)(5) Third Amendment, dated as of February 23, 1999, to Credit Agreement dated as of February 27, 1997, among The Southland Corporation, the financial institutions party thereto as Senior Lenders, the financial institutions party thereto as Issuing Banks, Citibank, N.A., as Administrative Agent, and The Sakura Bank, Limited, New York Branch, as Co-Agent.*
                                     Tab 1

10.(i)(6) Credit and Reimbursement Agreement by and between Cityplace Center East Corporation, an indirect wholly owned subsidiary of Southland, and The Sanwa Bank Limited, Dallas Agency, dated February 15, 1987, relating to $290 million of 7 7/8% Notes due February 15, 1995, issued by Cityplace Center East Corporation (to which Southland is not a party and which is non-recourse to Southland), incorporated by reference to The Southland Corporation's Annual Report on Form 10-K for the year ended December 31, 1986, Exhibit 10.(i)(6).

10.(i)(7) Third Amendment to Credit and Reimbursement Agreement, dated as of February 10, 1995, by and between The Sanwa Bank, Limited, Dallas Agency and Cityplace Center East Corporation, incorporated by reference to The Southland Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10.(i)(4).

10.(i)(8) Amended and Restated Lease Agreement between Cityplace Center East Corporation and The Southland Corporation relating to The Southland Tower, Cityplace Center, Dallas, Texas, incorporated by reference to The Southland Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, Exhibit 10.(i)(7).

10.(i)(9) Limited Recourse Financing for The Southland Corporation relating to royalties from Seven-Eleven (Japan) Company, Ltd. in the amount of Japanese Yen 41,000,000,000, dated March 21, 1988, incorporated by reference to The Southland Corporation's Form 10-K for year ended December 31, 1988, Exhibit 10.(i)(6).

10.(i)(10)     Secured Yen Loan Agreement for The Southland Corporation
relating to royalties from Seven-Eleven (Japan) Company, Ltd. in the amount of Japanese Yen 12,500,000,000, dated as of April 21, 1998, incorporated by reference to The Southland Corporation's Form 10-Q for the quarter ended June 30, 1998, Exhibit 10.(i)(2).

10.(i)(11)     Issuing and Paying Agency Agreement, dated as of August 17,
1992, relating to commercial paper facility, Form of Note, Indemnity and Reimbursement Agreement and amendment thereto and Guarantee, incorporated by reference to The Southland Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.(i)(8).

10.(i)(12)     Amendment, dated as of January 15, 1999, to Issuing and
Paying Agency Agreement, dated as of August 17, 1992, relating to commercial paper facility.*
                             Tab 2

10.(ii)(B)(1) Standard Form of 7-Eleven Store Franchise Agreement, incorporated by reference to The Southland Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10(ii)(B)(1).

10.(ii)(D)(1) Master Leasing Agreement dated as of April 15, 1997, among the financial institutions party thereto as Lessor Parties, CBL Capital Corporation, as Agent for the Lessor Parties and The Southland Corporation, as Lessee, incorporated by reference to The Southland Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, Exhibit 10.(ii)(D)(1).

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

10.(iii)(A)(3) Form of Bonus Deferral Agreement relating to deferral of Annual Performance Incentive Payment, incorporated by reference to The Southland Corporation's Annual Report on Form 10-K for the year ended December 31, 1997, Exhibit 10.(iii)(A)(3).

10.(iii)(A)(4) 1997 Performance Plan, incorporated by reference to The Southland Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.(iii)(A)(4).

10.(iii)(A)(5) 1995 Stock Incentive Plan, incorporated by reference to Registration Statement on Form S-8, Reg. No. 333-63617, Exhibit 4.10.

10.(iii)(A)(6) The Southland Corporation Supplemental Executive Retirement Plan for Eligible Employees incorporated by reference to Registration Statement on Form S-8, Reg. No. 333-42731, Exhibit 4.(i)(3).

10.(iii)(A)(7)  Form of Deferral Election Form for The Southland
Corporation Supplemental Executive Retirement Plan for Eligible Employees, incorporated by reference to The Southland Corporation's Annual Report on Form 10-K for the year ended December 31, 1997, Exhibit 10.(iii)(A)(7).

10.(iii)(A)(8) Form of Award Agreement granting options to purchase Common Stock, dated October 23, 1995, under the 1995 Stock Incentive Plan incorporated by reference to The Southland Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.(iii)(A)(10), Tab 4.

10.(iii)(A)(9)   Form of Award Agreement granting options to purchase
Common Stock, dated October 1, 1996, under the 1995 Stock Incentive Plan incorporated by reference to The Southland Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.(iii)(A)(6).

10.(iii)(A)(10) Form of Award Agreement granting options to purchase Common Stock, dated November 12, 1997, under the 1995 Stock Incentive Plan incorporated by reference to The Southland Corporation's Annual Report on Form 10-K for the year ended December 31, 1997, Exhibit 10.(iii)(A)(10).

10.(iii)(A)(11) Form of Award Agreement granting options to purchase Common Stock, dated October 14, 1998, under the 1995 Stock Incentive Plan.*
                              Tab 3

10.(iii)(A)(12) The Southland Corporation Stock Compensation Plan for Non-Employee Directors and Election Form, effective October 1, 1998, incorporated by reference to The Southland Corporation's Form S-8
Registration Statement, Reg. No. 333-68491, Exhibit 4.(i)(4).

10.(iii)(A)(13) Consultant's Agreement between The Southland Corporation and Timothy N. Ashida, incorporated by reference to The Southland
Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, Exhibit 10.(iii)(A)(10).

10.(iii)(A)(14) First Amendment to Consultant's Agreement between The Southland Corporation and Timothy N. Ashida, effective as of May 1, 1995, incorporated by reference to The Southland Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.(iii)(A)(9).

11.              STATEMENT RE COMPUTATION OF PER-SHARE EARNINGS.
                 Not Required

21.              SUBSIDIARIES OF THE REGISTRANT AS OF MARCH 1999.*
                               Tab 4

23.              CONSENTS OF EXPERTS AND COUNSEL.
                 Consent of PricewaterhouseCoopers LLP,  Independent
                 Auditors.*
                               Tab 5

27.              FINANCIAL DATA SCHEDULE.
                 FILED ELECTRONICALLY ONLY, NOT ATTACHED TO PRINTED
                 REPORTS.

-----------------------------
*Filed or furnished herewith



(b)    Reports on Form 8-K.

       During the fourth quarter of 1998, the Company filed no reports on Form 8-K.

(c) The exhibits required by Item 601 of Regulation S-K are attached hereto or incorporated by reference herein.

(d)(3) The financial statement schedule for The Southland Corporation and Subsidiaries is included herein, as follows:

       Schedule II - The Southland Corporation and Subsidiaries
       Valuation and Qualifying Accounts (for the Years Ended
       December 31, 1998, 1997 and 1996).                           Page 83

                        REPORT OF INDEPENDENT ACCOUNTANTS



To The Board of Directors and Shareholders of
The Southland Corporation

Our report on the consolidated financial statements of The Southland Corporation and Subsidiaries is included on page 75 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 77 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included herein.



PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
February 4, 1999



                                                                                              SCHEDULE II


                                  THE SOUTHLAND CORPORATION AND SUBSIDIARIES
                                       VALUATION AND QUALIFYING ACCOUNTS

                                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                           (DOLLARS IN THOUSANDS)

                                                                    Additions
                                                              -----------------------
                                                  Balance at  Charged to   Charged to                 Balance at
                                                  beginning   costs and      other                       end
                                                  of period    expenses     accounts     Deductions    of period
                                                  ---------   ----------- -----------    ----------    ---------
Allowance for doubtful accounts:

 Year ended December 31, 1998.................... $  6,796    $  3,148    $   -          $ (1,177)(1)  $  8,767

 Year ended December 31, 1997....................    5,009       2,459        -              (672)(1)     6,796

 Year ended December 31, 1996....................    4,858       2,153        -             (2,002)(1)    5,009

Allowance for environmental cost reimbursements:

 Year ended December 31, 1998....................    9,704         288        -                -           9,992

 Year ended December 31, 1997....................    9,459         245        -                -           9,704

 Year ended December 31, 1996....................   13,705          -         -             (4,246)        9,459



(1) Uncollectible accounts written off, net of recoveries.



                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THE SOUTHLAND CORPORATION
                                   (Registrant)

                                 /s/ Clark Matthews
March 23, 1999                   ------------------------------------
                                 Clark J. Matthews, II
                                (President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                            TITLE                                  DATE
/s/ Masatoshi Ito
---------------------
Masatoshi Ito                      Chairman of the Board and Director             March 23, 1999


/s/ Toshifumi Suzuki
---------------------
Toshifumi Suzuki                   Vice Chairman of the Board and Director        March 23, 1999


/s/ Clark Matthews
---------------------
Clark J. Matthews, II              President and Chief Executive Officer and
                                   Director (Principal Executive Officer) and
                                   Acting Chief Financial Officer (Principal
                                   Financial Officer)                             March 23, 1999

/s/ James W. Keyes
---------------------
James W. Keyes                     Executive Vice President and Chief
                                   Operating Officer and Director                 March 23, 1999


/s/ Donald E. Thomas
---------------------
Donald E. Thomas                   Vice President and Controller
                                   (Principal Accounting Officer)                 March 23, 1999


/s/ Yoshitami Arai
--------------------
Yoshitami Arai                     Director                                       March 23, 1999


/s/ Masaaki Asakura
--------------------
Masaaki Asakura                    Senior Vice President and Director             March 23, 1999


/s/ Timothy N. Ashida
---------------------
Timothy N. Ashida                  Director                                       March 23, 1999



-------------------
Jay W. Chai                        Director                                       March 23, 1999


/s/ Gary J. Fernandes
----------------------
Gary J. Fernandes                  Director                                       March 23, 1999


/s/ Masaaki Kamata
---------------------
Masaaki Kamata                     Director                                       March 23, 1999


/s/ Kazuo Otsuka
--------------------
Kazuo Otsuka                       Director                                       March 23, 1999


/s/ Asher O. Pacholder
----------------------
Asher O. Pacholder                 Director                                       March 23, 1999


/s/ Nobutake Sato
---------------------
Nobutake Sato                      Director                                       March 23, 1999

                                            84