Form 10-Q
period 1999-03-31
7 ELEVEN INC
filed 1999-05-07
CIK 92344

                                 FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                ----------------

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1999

                                      OR

     [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                 COMMISSION FILE NUMBERS 0-676 AND 0-16626
                           -----------------


                          7-ELEVEN, INC.
                 (formerly The Southland Corporation)
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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     409,941,168 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of March 31, 1999.

                          7-ELEVEN, INC.
                  (FORMERLY THE SOUTHLAND CORPORATION)
                               INDEX


                                                                        Page
                                                                         No.
                                                                        ----

Part I.  FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS:

     Condensed Consolidated Balance Sheets -
       March 31, 1999 and December 31, 1998                               1

     Condensed Consolidated Statements of Earnings -
       Three Months Ended March 31, 1999 and 1998                         2

     Condensed Consolidated Statements of Cash Flows -
       Three Months Ended March 31, 1999 and 1998                         3

     Notes to Condensed Consolidated Financial Statements                 4

     Independent Auditors' Report                                         7


   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                       8

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK   16

Part II.  OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS                                            17

   ITEM 5.  OTHER INFORMATION                                            17

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             17

SIGNATURES                                                               18

Exhibit (3)  - Copy of Articles of Amendment to Second Restated
                 Articles of Incorporation                            Tab 1

Exhibit (15) - Letter re Unaudited Interim Financial Information      Tab 2

Exhibit (27) - Financial Data Schedule                                   *

*Submitted in electronic format only


                                    (i)

                        7-ELEVEN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                       ASSETS

                                                           MARCH 31,      DECEMBER 31,
                                                             1999            1998
                                                        -------------    -------------
                                                        (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                            $     33,159     $     26,880
   Accounts receivable                                       160,258          148,046
   Inventories                                               102,263          101,045
   Other current assets                                      151,450          162,631
                                                        -------------    -------------
       TOTAL CURRENT ASSETS                                  447,130          438,602
PROPERTY AND EQUIPMENT                                     1,732,073        1,652,932
OTHER ASSETS                                                 321,895          324,310
                                                        -------------    -------------
                                                        $  2,501,098     $  2,415,844
                                                        =============    =============

                    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Trade accounts payable                               $    146,193     $    136,059
   Accrued expenses and other liabilities                    321,668          362,398
   Commercial paper                                           25,584           18,348
   Long-term debt due within one year                        191,431          151,754
                                                        -------------    -------------
       TOTAL CURRENT LIABILITIES                             684,876          668,559
DEFERRED CREDITS AND OTHER LIABILITIES                       217,534          220,653
LONG-TERM DEBT                                             1,853,096        1,788,843
CONVERTIBLE QUARTERLY INCOME DEBT SECURITIES                 380,000          380,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT):
   Common stock, $.0001 par value                                 41               41
   Additional capital                                        625,610          625,574
   Accumulated deficit                                    (1,271,837)      (1,278,009)
   Accumulated other comprehensive earnings                   11,778           10,183
                                                        -------------    -------------
       TOTAL SHAREHOLDERS' EQUITY (DEFICIT )                (634,408)        (642,211)
                                                        -------------    -------------
                                                        $  2,501,098     $  2,415,844
                                                        =============    =============



              See notes to condensed consolidated financial statements.

                                  7-ELEVEN, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                            (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                            (UNAUDITED)

                                                                                    THREE MONTHS
                                                                                   ENDED MARCH 31
                                                                          ------------------------------
                                                                               1999             1998
                                                                          -------------    -------------
REVENUES:
     Merchandise sales (Including $118,806 and $101,042 in excise taxes)   $  1,361,750     $  1,204,364
     Gasoline sales (Including $151,426 and $128,200 in excise taxes)           408,345          390,594
                                                                          -------------     -------------
          Net sales                                                           1,770,095        1,594,958
     Other income                                                                22,127           20,443
                                                                           -------------    -------------
                                                                              1,792,222        1,615,401

COSTS AND EXPENSES:
     Merchandise cost of goods sold                                             909,980          793,450
     Gasoline cost of goods sold                                                354,565          347,089
                                                                           ------------    --------------
          Total cost of goods sold                                            1,264,545        1,140,539
     Operating, selling, general and administrative expenses                    500,478          471,716
     Interest expense, net                                                       24,083           22,573
                                                                           -------------    -------------
                                                                              1,789,106        1,634,828
                                                                           -------------    -------------

EARNINGS (LOSS) BEFORE INCOME TAXES (BENEFIT) AND EXTRAORDINARY GAIN             3,116           (19,427)
INCOME TAXES (BENEFIT)                                                           1,233            (7,322)
                                                                           -------------     -------------
EARNINGS (LOSS) BEFORE EXTRAORDINARY GAIN                                        1,883           (12,105)

EXTRAORDINARY GAIN ON DEBT REDEMPTION (net of tax effect
          Of $2,743 and $11,425)                                                 4,290            17,871
                                                                            ------------     -------------
NET EARNINGS                                                              $      6,173      $      5,766
                                                                            ============     =============
EARNINGS (LOSS) BEFORE EXTRAORDINARY GAIN PER COMMON SHARE:
     Basic                                                                       $.01             $(.03)
     Diluted                                                                      .01              (.03)
EXTRAORDINARY GAIN ON DEBT REDEMPTION PER COMMON SHARE:
     Basic                                                                       $.01              $.04
     Diluted                                                                      .01               .04
NET EARNINGS PER COMMON SHARE:
     Basic                                                                       $.02              $.01
     Diluted                                                                      .02               .01




                   See notes to condensed consolidated financial statements.

                                                2

<Page

                                        7-ELEVEN, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (DOLLARS IN THOUSANDS)

                                                    (UNAUDITED)
                                                                                         THREE MONTHS
                                                                                        ENDED MARCH 31,
                                                                                -------------------------------
                                                                                     1999              1998
                                                                                -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                                $      6,173     $      5,766
    Adjustments to reconcile net earnings to net cash (used in)
        provided by operating activities:
        Extraordinary gain on debt redemption                                         (4,290)         (17,871)
        Depreciation and amortization of property and equipment                       45,157           42,623
        Other amortization                                                             5,042            4,757
        Deferred income taxes                                                          5,327           (5,838)
        Noncash interest expense                                                         459              138
        Other noncash income                                                          (2,051)          (2,396)
        Net loss on property and equipment                                               823               55
        (Increase) decrease in accounts receivable                                   (11,283)             292
        (Increase) decrease in inventories                                            (1,218)          21,955
        Increase in other assets                                                     (21,602)          (2,662)
        Decrease in trade accounts payable and other liabilities                     (30,095)         (17,433)
                                                                                -------------    -------------
                  NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                 (7,558)          29,386
                                                                                -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for purchase of property and equipment                                 (110,697)         (80,501)
    Proceeds from sale of property and equipment                                       1,056            1,384
    Other                                                                              5,470              123
                                                                                -------------    -------------
                  NET CASH USED IN INVESTING ACTIVITIES                             (104,171)         (78,994)
                                                                                -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from commercial paper and revolving credit facilities                 1,231,245        1,488,195
    Payments under commercial paper and revolving credit facilities               (1,080,599)      (1,459,140)
    Principal payments under long-term debt agreements                               (31,809)         (29,436)
    Proceeds from issuance of convertible quarterly income debt securities              -              15,000
    Other                                                                               (829)            (561)
                                                                                -------------    -------------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES                          118,008           14,058
                                                                                -------------    -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   6,279          (35,550)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        26,880           38,605
                                                                                -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $     33,159     $      3,055
                                                                                =============    =============

RELATED DISCLOSURES FOR CASH FLOW REPORTING:
    Interest paid, excluding SFAS No.15 Interest                                $    (36,760)    $    (24,724)
                                                                                =============    =============
    Net income taxes (paid) refunded                                            $     (2,970)    $        859
                                                                                =============    =============
    Assets obtained by entering into capital leases                             $     14,259     $      8,949
                                                                                =============    =============


                                  See notes to condensed consolidated financial statements.


                                                                3

                      7-ELEVEN, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                Three Months Ended March 31, 1999
            (Dollars in thousands, except per-share data)
                           (UNAUDITED)

1.  Basis of Presentation:

The condensed consolidated balance sheet as of March 31, 1999, and the condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal, recurring adjustments) necessary to present fairly the financial position at March 31, 1999, and the results of operations and cash flows for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

The condensed consolidated balance sheet as of December 31, 1998, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31 1998, include accounting policies and additional information pertinent to an understanding of both the December 31, 1998, balance sheet and the interim financial statements. The information has not changed except as a result of normal transactions in the three months ended March 31, 1999, and as discussed in the following notes.

2.  Comprehensive Earnings:

In January 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive earnings and its components in a full set of general-purpose financial statements. The components of comprehensive earnings of the Company for the periods presented are as follows:

                                                                 Three Months
                                                                Ended March 31
                                                               -----------------
                                                                 1999      1998
                                                               ------    --------
Net earnings                                                   $  6,173  $  5,766
Other comprehensive earnings (loss), net of tax:
   Unrealized gains on equity securities                            549     6,151
   Foreign currency translation adjustments                       1,046       (29)
                                                                --------  --------
         Other comprehensive earnings                             1,595     6,122
                                                                --------  --------
Total comprehensive earnings                                   $  7,768  $ 11,888
                                                               ========= =========

                                      4

3.  Earnings per Share:

In December 1997, the Company adopted the provisions of SFAS No. 128, "Earnings per Share," which requires the following reconciliation of the numerators and the denominators of the basic and diluted per-share computations for net earnings for the periods presented:

                                                                                           Three Months
                                                                                          Ended March 31
                                                                                       --------------------
                                                                                           1999      1998
                                                                                       --------    --------
BASIC EPS COMPUTATION:
  Earnings (Numerator):
    Earnings (loss) before extraordinary gain available to common shareholders        $    1,883   $ (12,105)
    Earnings on extraordinary gain available to common shareholders                        4,290       17,871
                                                                                      -----------   ---------
    Net earnings available to common shareholders                                     $    6,173    $   5,766
                                                                                       ==========   =========
  Shares (Denominator):
    Weighted-average number of common shares outstanding                                 409,940 (A)  409,923
                                                                                       ==========    =========
BASIC EPS:
  Earnings (loss) per common share before extraordinary gain                          $    .01       $ (.03)
  Earnings per common share on extraordinary gain                                          .01          .04
                                                                                       ----------    ---------
  Net earnings per common share                                                       $    .02       $  .01
                                                                                       ==========    =========

DILUTED EPS COMPUTATION:
  Earnings (Numerator):
    Earnings (loss) before extraordinary gain available to common shareholders        $   1,883    $ (12,105)
    Add interest on convertible quarterly income debt securities, net of tax                 -  (B)       -  (B)
                                                                                       ---------      --------
    Earnings (loss) before extraordinary gain available to common shareholders
          plus assumed conversions                                                         1,883      (12,105)

    Earnings on extraordinary gain available to common shareholders                        4,290       17,871
                                                                                       ---------      --------
    Net earnings available to common shareholders plus assumed
          conversions                                                                 $    6,173     $  5,766
                                                                                       ==========     ========
  Shares (Denominator):
    Weighted-average number of common shares outstanding                                409,940       409,923
    Add effects of assumed conversions:
          Exercise of stock options                                                          -  (C)       -  (C)
          Conversion of convertible quarterly income debt securities                         -  (B)       -  (B)
                                                                                       ----------     ---------
    Weighted-average number of common shares outstanding plus shares
          from assumed conversions                                                       409,940      409,923
                                                                                        =========    ==========
DILUTED EPS :
    Earnings (loss) per common share before extraordinary gain                          $    .01       $ (.03)
    Earnings per common share on extraordinary gain                                          .01          .04
                                                                                         ---------    ---------
    Net earnings per common share                                                       $    .02       $  .01
                                                                                         =========    ==========


(A)  The increase in the number of common shares outstanding is due to issuing stock to the board of directors in lieu of cash compensation.

(B) The convertible quarterly income debt securities are not assumed converted for the three months ended March 31, 1999 and 1998, because they have an antidilutive effect on EPS.

(C)  The weighted-average shares for the three months ended March 31,1999 and 1998, do not assume exercise of the stock options since the average market price of shares for both periods is below the options' exercise prices.

4.  Gain on Purchase of Debentures:

The Company purchased $15,000 principal amount of its 5% First Priority Senior Subordinated Debentures due 2003 in January 1999 and $4,418 principal amount of its 4-1/2% Second Priority Senior Subordinated Debentures (Series A) due 2004 in February 1999. These partial purchases utilized a portion of the proceeds from the issuance in February 1998 of $80 million principal amount of Convertible Quarterly Income Debt Securities due 2013 to Ito-Yokado Co., Ltd., and to Seven-Eleven Japan Co., Ltd. As a result of the discounted purchase price and the inclusion of SFAS No. 15 interest in the carrying amount of the debt, the Company recorded an extraordinary gain of $4,290 (net of current tax effect of $2,743) in the first quarter of 1999.

5.  SFAS No. 133:

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

6.  Default Interest:

On March 29, 1999, the Company paid $12,262 to a former group of senior lenders under the Credit Agreement that related to a settlement of a default interest claim, which was made subsequent to the Company's bankruptcy filing in 1990. The amount of the settlement was not materially different from the amount that had been accrued.

                    INDEPENDENT AUDITORS' REPORT


April 27, 1999

To the Board of Directors and Shareholders of 7-Eleven, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of 7-Eleven, Inc. and Subsidiaries as of March 31, 1999, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements of 7-Eleven, Inc. and Subsidiaries for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of earnings, shareholders' equity (deficit), and cash flows for the year then ended (not presented herein); and in our report dated February 4, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



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


RESULTS OF OPERATIONS

SUMMARY OF RESULTS OF OPERATIONS

     The Company's reported net earnings were $6.2 million for the first quarter of 1999, compared to net earnings of $5.8 million for the first quarter of 1998. Merchandise and gasoline gross profits contributed to the improved results with per store increases of 6% and 14.7%, respectively.

     Included in the first quarter 1999 results was a $4.3 million after tax extraordinary gain on the partial redemption of the Company's 5% First Priority and 4.5% Series A Debentures ("5% and 4.5% Debentures"). The first quarter of 1998 included a $17.9 million (after tax) extraordinary gain from the redemption of the Company's 12% Senior Subordinated Debentures ("12% Debentures"), which was offset by $14.9 million (after tax) of costs associated with a lease termination, severance and write-off of slow-moving inventory.

MANAGEMENT STRATEGIES

     Since 1992, the Company has been committed to several key strategies that it believes, over the long term, will provide further differentiation from competitors and allow 7-Eleven to maintain its position as the premier convenience retailer. These strategies include:

* Upgrading the Company's store base through developing or acquiring new stores, continuing the upgrading of existing stores and closing underachieving stores. In 1999, new store openings are once again expected to significantly outpace closings, with the expansion occurring in existing markets to support the Company's fresh food and combined-distribution initiatives.

* A customer-driven approach to merchandising, which focuses on providing the customer a selection of quality products at a good value.
An everyday-fair-pricing strategy which provides consistent, reasonable prices on all items.

* Daily delivery of high-quality ready-to-eat foods, along with other time-sensitive or perishable items, through the use of combined distribution centers, fresh-food commissaries and bakery facilities. These facilities, which are generally third party operated, are designed to provide fresher products, improve in-stock conditions and lower product costs.

* The development of a retail information system which initially has automated accounting and other store-level tasks. The current phase involves the installation of point-of-sale registers with scanning capabilities, as well as tools on the in-store processor to assist with ordering and product assortment, and a hand-held unit for ordering product from the sales floor. At the end of March 1999, point-of-sale registers had been installed in nearly 3,500 stores in either a live or training mode.

(EXCEPT WHERE NOTED, ALL PER-STORE NUMBERS REFER TO AN AVERAGE OF ALL STORES RATHER THAN ONLY STORES OPEN MORE THAN ONE YEAR.)


SALES

     The Company recorded net sales of $1.77 billion for the three months ended March 31, 1999, compared to sales of $1.59 billion during the same period in 1998. The sales increase is due to a combination of increased per-store sales and more stores. The first quarter of 1999 produced a U.S. same-store (stores open more than one year) merchandise sales increase of 9.8%.

      Regionally, per-store merchandise sales growth was fairly consistent, with the Texas and Florida divisions leading the country. Categories contributing the most to growth were cigarettes, prepaid phone cards, food service offerings, ready-to-drink beverages, coffee and frozen non-carbonated beverages. Although a significant portion of the improvement was the result of the introduction of new products, manufacturer cost increases on cigarettes contributed an estimated 4% to sales growth for the quarter. As a direct result of new product offerings or changing customer preferences, certain categories have had slight declines in per-store sales. These categories include fountain drinks, packaged bakery/bread and deli products.

     Gasoline sales dollars increased 4.5% for the first quarter, due to an increase in gallons sold per store and more stores. Average per-store gallonage increased 6.8% when compared to 1998. During the first quarter of 1999, the average retail price of gasoline was 10 cents per gallon lower than in the first quarter of 1998.


GROSS PROFITS
                                                                  THREE MONTHS ENDED
                                                                    MARCH 31, 1999
                                                          -----------------------------------

                                                              MERCHANDISE         GASOLINE
                                                              -----------         --------
Gross profit - DOLLARS IN MILLIONS                             $  451.8            $  53.8

Gross profit margin percent (gasoline in cents per gallon)        33.18              13.37

INCREASE/(DECREASE) FROM PRIOR YEAR - ALL STORES
------------------------------------------------
Average per-store gross profit dollar change                       6.0%              14.7%
Margin percentage point change (gasoline in cents per gallon)    (0.94)               0.92
Average per-store sales (gasoline in gallons)                      9.0%               6.8%



     Total merchandise gross profit dollars were $40.9 million higher in the first quarter of 1999 than the comparable period in 1998. Higher average per-store merchandise sales were partially offset by a lower merchandise margin, which declined almost a full percentage point. Although the cigarette category contributed slightly higher gross profit dollars, overall merchandise gross profit margin was unfavorably impacted by the inflationary effects of several cigarette manufacturer cost increases and a excise tax increase in California since last year. The continued introduction of fresh food/bakery products to new areas, which tend to have a lower margin and short shelf life, has also contributed to the decline in merchandise margin. As a result of these events, merchandise margin is expected to be lower throughout 1999, when compared to 1998.

     During the first three months of 1999, gasoline gross profit increased $10.3 million, versus the comparable period in 1998. This increase was due to higher per-store gallon sales, increased margins and a greater number of gasoline outlets. Market conditions during the first quarter were relatively stable, however late in March they became more volatile due to refinery problems on the U.S. West Coast coupled with OPEC's agreement to cut production. It is currently unknown what impact the recent mergers of large oil producers will have upon the market as marketing operations are combined and changes in pricing policies are contemplated.

OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("OSG&A")

     Operating, selling, general and administrative expenses increased $28.8 million in the first quarter of 1999 compared to the same period in 1998. The ratio of OSG&A expense to sales was 28.3% in the first three months of 1999, a decrease of 1.3 percentage points from the same period in 1998. OSG&A expense in 1998 included nearly $19 million of charges for a computer equipment lease termination and severance costs. After adjusting 1998's OSG&A expense for these charges, the ratio of OSG&A expense to sales is nearly equal to 1999's ratio.

     Other factors impacting the increase in OSG&A expense in 1999 include a higher amount of gross profit earned by and shared with the franchisees, as well as costs associated with operating more stores. In addition, a portion of the increase in OSG&A expense resulted from costs related to the Company's implementation of its retail information system and other strategic initiatives. Incremental costs of over $6 million associated with the Company's retail information system, were expensed in the first quarter of 1999. While the ratio of OSG&A expense to sales will vary on a quarterly basis, management believes this ratio will not improve dramatically during the rollout phase of the retail information system.

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

     Notices of appeal of the order approving the settlement were filed on behalf of three of the attorneys who represented the class, six former franchisees and two current franchisees. One of these current franchisees has dismissed his appeal. The settlement agreement will not become effective until the appeals are resolved. However, the settlement agreement provides that while the appeals are pending the Company will pay certain maintenance and supply expenses relating to the cash registers and retail information system equipment of current franchisees that are members of the settlement class. If the settlement is overturned on appeal, the Company has the right to require franchisees to repay the amounts that the Company paid for these expenses while the appeals were pending. The Company's payment of these expenses had no material impact on first quarter earnings for 1998 or 1999 and should have no material impact on future earnings. The Company's accruals are sufficient to cover the total settlement costs, including the payment due to former franchisees when the settlement becomes effective.

INTEREST EXPENSE, NET

     Net interest expense increased $1.5 million in the first quarter of 1999 compared to 1998. The Company expects net interest expense in 1999 to increase approximately 10% over 1998 based on anticipated levels of debt and interest rate projections. Factors increasing 1999 interest expense include higher borrowings to finance new store development and other initiatives, combined with the redemption of $65 million of the Company's public debt securities in 1998 and early 1999, which were accounted for under SFAS No. 15 (see Extraordinary Gain).

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

     As of March 31, 1999, approximately 47% of the Company's debt contains floating rates that will be unfavorably impacted by rising interest rates. The Company has entered into an interest rate swap agreement, which effectively lowers the amount of debt exposed to floating rates from 47% to 35% (see Interest Rate Swap Agreement). The weighted-average interest rate for such debt, including the impact of the interest rate swap agreement, was 5.4% for 1999 versus 5.8% for the first quarter of 1998.

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

EXTRAORDINARY GAIN

     During the first quarter of 1999, the Company redeemed a portion of its 5% and 4.5% Debentures, resulting in an after tax gain of $4.3 million from the retirement of future undiscounted interest payments as recorded under SFAS No. 15, combined with purchasing the debentures below their face value. In March 1998, redemption of the Company's 12% Debentures resulted in a $17.9 million after-tax gain from the retirement of future undiscounted interest payments. Both the 1998 and 1999 redemptions were financed with proceeds from the issuance of $80 million of 4-1/2% Convertible Quarterly Income Debt Securities due 2013, to Ito-Yokado Co., Ltd., and Seven-Eleven Japan Co., Ltd., the joint owners of IYG Holding Company, which is the Company's majority shareholder.

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

     7-Eleven's credit agreement, established in February 1997, includes a term loan with a balance of $155 million and a $400 million revolving credit facility, which has a sublimit of $150 million for letters of credit ("Credit Agreement"). The Credit Agreement contains certain financial and operating covenants requiring, among other things, the maintenance of certain financial ratios, including interest and rent coverage, fixed-charge coverage and senior indebtedness to net earnings before extraordinary items and interest, taxes, depreciation and amortization ("EBITDA"). The covenant levels established by the Credit Agreement generally require continuing improvement in the Company's financial condition. In March 1999, the financial covenant levels required by these instruments were amended prospectively in order to allow the Company flexibility to continue its store growth strategy. In connection with this amendment, the interest rate on borrowings was changed to a reserve-adjusted Eurodollar rate plus .475% instead of the previous increment of
 .225%.

     For the period ended March 31, 1999, the Company was in compliance with all of the covenants required under the Credit Agreement, including compliance with the principal financial and operating covenants under the Credit Agreement (calculated over the latest 12-month period) as follows:

                                                       REQUIREMENTS
                                                   --------------------
   COVENANTS                        ACTUALS        MINIMUM      MAXIMUM
   ---------                        -------        -------      -------
   Interest and rent coverage *   2.07 to 1.0    1.90 to 1.0
   Fixed charge coverage          1.65 to 1.0    1.50 to 1.0
   Senior indebtedness to EBITDA  3.99 to 1.0                  4.10 to 1.0
   Capital expenditure limit
         (tested annually)                                     $475 million

     * INCLUDES EFFECTS OF THE SFAS NO. 15 INTEREST PAYMENTS.

     During the first three months of 1999, the Company repaid $31.8 million of debt, which included principal payments of $14.1 million for a quarterly installment due on the Term Loan and $10.9 million on the Company's yen-denominated loan (secured by the royalty income stream from its area licensee in Japan). Outstanding balances at March 31, 1999 for commercial paper, Term Loan and Revolver, were $625.6 million, $154.7 million and $195.0 million, respectively. As of March 31, 1999, outstanding letters of credit issued pursuant to the Credit Agreement totaled $70.8 million.

CASH FROM OPERATING ACTIVITIES

     Net cash used in operating activities was $7.6 million for the first quarter of 1999, compared to net cash provided of $29.4 million during the same period of 1998 (see Results of Operations section). The decline in cash flows between the periods relates primarily to changes in working capital during the first quarter of 1999 of over $32 million stemming from three significant items as follows: payment on a settlement of a previously accrued claim, an increase in advances for retail information system equipment awaiting quarterly funding under a master lease facility, the transfer of long-term disability coverage from self-insured to fully funded.

CAPITAL EXPENDITURES

     In the first three months of 1999, net cash used in investing activities consisted primarily of payments of $110.7 million for the purchase of property and equipment. The majority of the property and equipment capital was used for new store development, continued implementation of the Company's retail information system, remodeling stores, new equipment to support merchandising initiatives, upgrading retail gasoline facilities, replacing equipment and complying with environmental regulations.

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

CAPITAL EXPENDITURES - GASOLINE EQUIPMENT

     The Company incurs ongoing costs to comply with federal, state and local environmental laws and regulations primarily relating to underground storage tank ("UST") systems. The Company anticipates it will spend nearly $2 million in 1999 on capital improvements required to comply with environmental regulations relating to USTs as well as above-ground vapor recovery equipment at store locations, and approximately $15-20 million on such capital improvements from 2000 through 2002.

ENVIRONMENTAL

     In December 1988, the Company closed its chemical manufacturing facility in New Jersey. The Company is required to conduct environmental remediation at the facility, including groundwater monitoring and treatment for a projected 15-year period. This remediation program will commence in 1999 with the performance of certain engineering and design work. The Company has recorded undiscounted liabilities representing its best estimates of the clean-up costs of $8.5 million at March 31, 1999. In 1991, the Company and the former owner of the facility entered into a settlement agreement pursuant to which the former owner agreed to pay a substantial portion of the clean-up costs. Based on the terms of the settlement agreement and the financial resources of the former owner, the Company has a receivable recorded of $5.0 million at March 31, 1999.

     Additionally, the Company accrues for the anticipated future costs and the related probable state reimbursement amounts for remediation activities at its existing and previously operated gasoline sites where releases of regulated substances have been detected. At March 31, 1999, the Company's estimated undiscounted liability for these sites was $39.5 million. This estimate is based on the Company's prior experience with gasoline sites and its consideration of such factors as the age of the tanks, location of tank sites and experience with contractors who perform environmental assessment and remediation work. The Company anticipates that substantially all of the future remediation costs for detected releases at these sites, as of March 31, 1999, will be incurred within the next four to five years.

     Under state reimbursement programs, the Company is eligible to receive reimbursement for a portion of future remediation costs, as well as a portion of remediation costs previously paid. Accordingly, at March 31, 1999, the Company has recorded a net receivable of $46.0 million for the estimated probable state reimbursements. In assessing the probability of state reimbursements, the Company takes into consideration each state's fund balance, revenue sources, existing claim backlog, status of clean-up activity and claim ranking systems. As a result of these assessments, the recorded receivable amount is net of an allowance of $7.7 million. While there is no assurance of the timing of the receipt of state reimbursement funds, based on its experience, the Company expects to receive the majority of state reimbursement funds, except from California, within one to three years after payment of eligible remediation expenses, assuming that the state administrative procedures for processing such reimbursements have been fully developed. The Company estimates that it may take one to six years to receive reimbursement funds from California. Therefore, the portion of the recorded receivable amount that relates to remediation activities, which have already been conducted, has been discounted at 5.1% to reflect its present value. Thus, the recorded receivable amount is also net of a discount of $4.5 million.

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

     The Company continues to progress favorably in its completion of the various tasks and target dates identified in the Y2K work plan. The Company believes it has identified and prioritized all major Y2K-related items. Also, numerous non-IS, merchandise, equipment, financial institution, insurance and public utility vendors have been contacted, inquiring as to their readiness and the readiness of their respective vendors. At this time the Company is performing follow-up efforts with the above vendors as required. Testing compliance with major vendors is now being planned and is scheduled to begin June 1, 1999. In addition, the Company does not have any direct Y2K responsibility for operations in foreign countries (except Canada) and does not anticipate any material Y2K related impact from foreign affiliates or licensees. Canadian operations are included in the general Y2K discussion. The following reflects management's assessment of the Company's Year 2000 state of readiness:

                      STATE OF READINESS AS OF MARCH 31, 1999

                                                         ESTIMATED           ESTIMATED
PHASE                                                 PERCENT COMPLETE    COMPLETION DATE
-----                                                 ----------------    ---------------
INTERNAL IS AND NON-IS SYSTEMS AND EQUIPMENT:
  Awareness                                                 98%               Dec. 1999 *
  Assessment changes required                               95%               March 1999
  Remediation or replacement                                85%               June 1999
  Testing                                                   20%               Sept. 1999
  Contingency Planning                                      15%               June 1999 *

SUPPLIERS, CUSTOMERS AND THIRD-PARTY PROVIDERS:
  Awareness-Identify companies                              95%               April 1999
  Assessment questionnaire completed by major suppliers     60%               May 1999 *
  Assessment review with third-party providers              30%               May 1999
  Review contractual commitments                            50%               June 1999
  Risk Assessment                                           50%               May 1999
  Contingency Planning/Development                          10%               June 1999 *
  Testing as applicable                                      5%               Sept. 1999

           *  INDICATES WORK SHOULD BE SIGNIFICANTLY FINISHED AT THE ESTIMATED COMPLETION DATE,
              BUT THE COMPANY WILL CONTINUE TO REEVALUATE AWARENESS, SEND FOLLOW-UP QUESTIONNAIRES
              AND UPDATE CONTINGENCY PLANS AS NEEDED.


     The Company estimates that the cost of the Year 2000 Project will be approximately $8 million, of which nearly $4 million will be capital costs. The costs incurred to date are $3.2 million, with the remaining cost for outside consultants, software and hardware applications to be funded through operating cash flow. The Company anticipates that it will incur the majority of the remaining costs by the end of the third quarter. This estimate includes costs related to the upgrade and/or replacement of computer software and hardware; costs of remediated code testing and test result verification; and the reintegration to production of all remediated applications. In addition, the costs include the testing of applications and software currently certified as Year 2000 compliant. The Company does not separately track the internal costs incurred for the Y2K project, which are primarily the related payroll costs for the IS and various user personnel participating in the project.

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

MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

     The Company held a number of financial and derivative instruments at March 31, 1999, which are sensitive to changes in interest rates, foreign exchange rates and equity prices. The Company uses interest-rate swaps to manage the primary market exposures associated with underlying liabilities and anticipated transactions. The Company uses these instruments to reduce risk by essentially creating offsetting market exposures. In addition, the two yen-denominated loans serve to effectively hedge the Company's exposure to yen-dollar currency fluctuations. The instruments held by the Company are not leveraged and are held for purposes other than trading. There are no material quantitative changes in market risk exposure at March 31, 1999, when compared to December 31, 1998.

     In the normal course of business, the Company also faces risks that are either nonfinancial or nonquantifiable. Such risks principally include country risk, credit risk and legal risk and are not represented in this discussion.

SFAS NO. 133

     The Company is currently reviewing SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company intends to adopt the provisions of this statement as of January 1, 2000. The impact of the adoption has not been determined at this time.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      See "Management's Discussion and Analysis," above.

                               PART II.
                           OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.


     As previously reported, the Company's senior lenders under the Credit Agreement had filed a proof of claim in the Company's bankruptcy proceeding alleging that the Company had failed to make an interest payment due June 15, 1990. On March 29, 1999, the Company paid $12.262 million in settlement of this claim and this matter has now been terminated. See
Note 6 of the Notes to Condensed Consolidated Financial Statements.

     There are no other reportable suits or proceedings pending or threatened against the Company other than as previously reported.


ITEM 5.  OTHER INFORMATION.

     On April 28, 1999, the Company's shareholders approved Articles of Amendment to the Company's Second Restated Articles of Incorporation effecting the change of the Company's name to "7-Eleven, Inc." The amendment was effective April 30, 1999. The trading symbol for the Company's common stock was changed to "SVEV." In addition, the CUSIP number for the Company's common stock is now 817826 10 0.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

          Exhibit  (3) - Copy of Articles of Amendment to the Second
                           Restated Articles of Incorporation, as filed with the Secretary of State of Texas.

          Exhibit (15) - Letter re Unaudited Interim Financial
                            Information.
                          Letter of PricewaterhouseCoopersLLP,
                            Independent Auditors.

          Exhibit (27) - Financial Data Schedule.
                            Submitted in electronic format only.

     (b)  8-K Reports:

During the first quarter of 1999, the Company filed no reports on Form 8-K.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              7-ELEVEN, INC.
                              (formerly THE SOUTHLAND CORPORATION)
                              ------------------------------------
                                   (Registrant)



Date:  May 5, 1999            /s/   Clark J. Matthews, II
                              ----------------------------------
                              (Officer)
                              Clark J. Matthews, II
                              President and Chief Executive Officer


Date:  May 5, 1999           /s/   Donald E. Thomas
                             -----------------------------------
                             (Principal Accounting Officer)
                             Donald E. Thomas
                             Vice President and Controller