Form 10-Q
period 1999-06-30
7 ELEVEN INC
filed 1999-08-05
CIK 92344

                                 FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                ----------------

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1999

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     409,961,233 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of June 30, 1999.

                          7-ELEVEN, INC.
                              INDEX


                                                                        Page
                                                                         No.
                                                                        ----

Part I.  FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS:

     Condensed Consolidated Balance Sheets -
       June 30, 1999 and December 31, 1998                                1

     Condensed Consolidated Statements of Earnings -
       Three Months and Six Months Ended June 30, 1999 and 1998           2

     Condensed Consolidated Statements of Cash Flows -
       Six Months Ended June 30, 1999 and 1998                            3

     Notes to Condensed Consolidated Financial Statements                 4

     Independent Auditor's Report                                         7

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS                                   8

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK   18

Part II.  OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS                                            18

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          18

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             19

SIGNATURES                                                               20


Exhibit (15) - Letter re Unaudited Interim Financial Information      Tab 1

Exhibit (27) - Financial Data Schedule                                   *

*Submitted in electronic format only


                                    (i)


                                 7-ELEVEN, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                             ASSETS

                                                                    JUNE 30,    DECEMBER 31,
                                                                      1999         1998
                                                                  -----------   -----------
                                                                  (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                                      $    34,294   $    26,880
   Accounts receivable                                                158,556       148,046
   Inventories                                                        104,694       101,045
   Other current assets                                               151,268       162,631
                                                                  -----------   -----------
     TOTAL CURRENT ASSETS                                             448,812       438,602
PROPERTY AND EQUIPMENT                                              1,811,352     1,652,932
OTHER ASSETS                                                          312,185       324,310
                                                                  -----------   -----------
                                                                  $ 2,572,349   $ 2,415,844
                                                                  ===========   ===========


                          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Trade accounts payable                                         $   159,399   $   136,059
   Accrued expenses and other liabilities                             345,443       362,398
   Commercial paper                                                    39,466        18,348
   Long-term debt due within one year                                 188,351       151,754
                                                                  -----------   -----------
     TOTAL CURRENT LIABILITIES                                        732,659       668,559
DEFERRED CREDITS AND OTHER LIABILITIES                                227,079       220,653
LONG-TERM DEBT                                                      1,837,203     1,788,843
CONVERTIBLE QUARTERLY INCOME DEBT SECURITIES                          380,000       380,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT):
   Common stock, $.0001 par value                                          41            41
   Additional capital                                                 625,651       625,574
   Accumulated deficit                                             (1,243,111)   (1,278,009)
   Accumulated other comprehensive earnings                            12,827        10,183
                                                                  ------------  ------------
     TOTAL SHAREHOLDERS' EQUITY (DEFICIT )                           (604,592)     (642,211)
                                                                  ------------  ------------
                                                                  $ 2,572,349   $ 2,415,844
                                                                  ===========   ===========




                     See notes to condensed consolidated financial statements.


                                                 1


                                         7-ELEVEN, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                            (UNAUDITED)

                                                                      THREE MONTHS                SIX MONTHS
                                                                     ENDED JUNE 30               ENDED JUNE 30
                                                            -----------------------------  -------------------------
                                                                 1999             1998          1999        1998
                                                             -------------   ------------  ----------   ------------
REVENUES:
     Merchandise sales (Including $134,227, $115,211,
          $253,033, $216,253 in excise taxes)                $  1,585,206   $  1,420,475   $  2,946,956  $  2,624,839
     Gasoline sales (Including $161,056, $142,215,
          $312,482, $270,416 in excise taxes)                $    503,303   $    424,049        911,648       814,643
                                                             -------------  -------------   ------------  ------------
          Net sales                                             2,088,509      1,844,524      3,858,604     3,439,482
     Other income                                                  24,094         23,434         46,221        43,877
                                                             -------------  -------------   ------------  ------------
                                                                2,112,603      1,867,958      3,904,825    3,483,359

COSTS AND EXPENSES:
     Merchandise cost of goods sold                             1,031,790        918,487      1,941,770     1,711,937
     Gasoline cost of goods sold                                  443,233        380,319        797,798       727,408
                                                             ------------   --------------   -----------  -----------
          Total cost of goods sold                              1,475,023      1,298,806      2,739,568     2,439,345
     Operating, selling, general and administrative expenses      564,450        505,594      1,064,928       977,310
     Interest expense, net                                         25,588         22,092         49,671        44,665
                                                             -------------  -------------    -----------  -----------
                                                                2,065,061      1,826,492      3,854,167     3,461,320
                                                             -------------  -------------    -----------  -----------

EARNINGS BEFORE INCOME TAXES AND EXTRAORDINARY GAIN                47,542         41,466         50,658        22,039
INCOME TAXES                                                       18,817         15,629         20,050         8,307
                                                             -------------  -------------    -----------   ----------
EARNINGS BEFORE EXTRAORDINARY GAIN                                 28,725         25,837         30,608        13,732

EXTRAORDINARY GAIN ON DEBT REDEMPTION (net of tax effect
          Of $2,743 and $11,425)                                      -              -            4,290        17,871
                                                             -------------   -------------    ----------   -----------
NET EARNINGS                                                 $     28,725   $     25,837    $    34,898   $    31,603
                                                             =============   =============   ===========   ============
EARNINGS BEFORE EXTRAORDINARY GAIN PER COMMON SHARE:
     Basic                                                           $.07           $.06           $.08          $.04
     Diluted                                                          .06            .06            .07           .03
EXTRAORDINARY GAIN ON DEBT REDEMPTION PER COMMON SHARE:
     Basic                                                           $.00           $.00           $.01          $.04
     Diluted                                                          .00            .00            .01           .04
NET EARNINGS PER COMMON SHARE:
     Basic                                                           $.07           $.06           $.09          $.08
     Diluted                                                          .06            .06            .08           .07



                   See notes to condensed consolidated financial statements.

                                                2




<Page

                                        7-ELEVEN, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (DOLLARS IN THOUSANDS)

                                                    (UNAUDITED)
                                                                                         SIX MONTHS
                                                                                        ENDED JUNE 30
                                                                                -------------------------------
                                                                                     1999              1998
                                                                                -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                                $     34,898     $     31,603
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Extraordinary gain on debt redemption                                         (4,290)         (17,871)
        Depreciation and amortization of property and equipment                       92,120           85,744
        Other amortization                                                             9,980            9,535
        Deferred income taxes                                                         14,667            5,110
        Noncash interest expense                                                         806              454
        Other noncash income                                                          (2,992)          (1,024)
        Net loss on property and equipment                                             1,268               89
        (Increase) decrease in accounts receivable                                   (12,692)           2,089
        (Increase) decrease in inventories                                            (3,649)          19,403
        Increase in other assets                                                     (19,743)         (11,125)
        Increase in trade accounts payable and other liabilities                      10,396            2,076
                                                                                -------------    -------------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES                          120,769          126,083
                                                                                -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for purchase of property and equipment                                 (226,740)        (159,855)
    Proceeds from sale of property and equipment                                       4,244            5,275
    Acquisition of businesses, net of cash acquired                                      -            (31,146)
    Other                                                                              8,806            2,118
                                                                                -------------    -------------
                  NET CASH USED IN INVESTING ACTIVITIES                             (213,690)        (183,608)
                                                                                -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from commercial paper and revolving credit facilities                 2,386,556        3,078,640
    Payments under commercial paper and revolving credit facilities               (2,212,537)      (3,026,211)
    Proceeds from issuance of long-term debt                                           -               96,503
    Principal payments under long-term debt agreements                               (72,780)         (80,840)
    Proceeds from issuance of convertible quarterly income debt securities              -              15,000
    Other                                                                               (904)          (4,476)
                                                                                -------------    -------------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES                          100,335           78,616
                                                                                -------------    -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                              7,414           21,091
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        26,880           38,605
                                                                                -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $     34,294     $     59,696
                                                                                =============    =============

RELATED DISCLOSURES FOR CASH FLOW REPORTING:
    Interest paid, excluding SFAS No.15 Interest                                $    (63,486)    $    (48,291)
                                                                                =============    =============
    Net income taxes paid                                                       $     (6,247)    $     (2,927)
                                                                                =============    =============
    Assets obtained by entering into capital leases                             $     26,090     $     16,985
                                                                                =============    =============


                                  See notes to condensed consolidated financial statements.


                                                                3

                    7-ELEVEN, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    Six Months Ended June 30, 1999
                (Dollars in thousands, except per-share data)

                           (UNAUDITED)

1.   BASIS OF PRESENTATION:

The condensed consolidated balance sheet as of June 30, 1999, and the condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal, recurring adjustments) necessary to present fairly the financial position at June 30,1999, and the results of operations and cash flows for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

The condensed consolidated balance sheet as of December 31, 1998, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, include accounting policies and additional information pertinent to an understanding of both the December 31, 1998, balance sheet and the interim financial statements. The information has not changed except as a result of normal transactions in the six months ended June 30, 1999, and as discussed in the following notes.

2.   COMPREHENSIVE EARNINGS:

In January 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive earnings and its components in a full set of general-purpose financial statements. The components of comprehensive earnings of the Company for the periods presented are as follows:

                                                     Three Months             Six Months
                                                     Ended June 30           Ended June 30
                                                   -----------------       ----------------
                                                     1999      1998         1999     1998
                                                   ------    --------      -------   ------
Net earnings                                       $ 28,725  $ 25,837     $ 34,898   $ 31,603
Other comprehensive earnings, net of tax:
   Unrealized gains on equity securities               (745)      776         (196)     6,927
   Foreign currency translation adjustments           1,794      (695)       2,840       (724)
                                                   ---------  --------     --------   --------
         Other comprehensive earnings              $  1,049  $     81     $  2,644   $  6,203
                                                   ---------  -------      --------   --------
Total comprehensive earnings                       $ 29,774  $ 25,918     $ 37,542   $ 37,806
                                                   ========= =========    =========   ========

3.   EARNINGS PER SHARE:

In December 1997, the Company adopted the provisions of SFAS No. 128, "Earnings per Share," which requires the following reconciliation of the numerators and the denominators of the basic and diluted per-share computations for net earnings for the periods presented:

                                                              Three Months          Six Months
                                                             Ended June 30        Ended June 30
                                                          --------------------    ---------------
                                                             1999       1998       1999     1998
                                                          --------    --------    ------    ------
BASIC EPS COMPUTATION:
  Earnings (Numerator):
   Earnings before extraordinary gain available to
      common shareholders                                $  28,725   $ 25,837  $ 30,608    $ 13,732
   Earnings on extraordinary gain available to
      common shareholders                                      -          -       4,290      17,871
                                                         ---------   ---------  --------   ---------
   Net earnings available to common shareholders         $  28,725   $ 25,837  $ 34,898    $ 31,603
                                                         ==========   ========   =======   =========
 Shares (Denominator):
   Weighted-average number of common shares outstanding    409,960(A) 409,923    409,950(A) 409,923
                                                         ==========   ========   ========  ========
BASIC EPS:
  Earnings per common share before extraordinary gain    $    .07    $   .06    $   .08    $   .04
  Earnings per common share on extraordinary gain              -          -         .01        .04
                                                         ----------   ---------   -------  -------
  Net earnings per common share                          $    .07    $   .06    $   .09    $   .08
                                                         ==========   =========  ========  ========

DILUTED EPS COMPUTATION:
  Earnings (Numerator):
   Earnings before extraordinary gain available
      to common shareholders                             $  28,725   $ 25,837   $ 30,608   $ 13,732
   Add interest on convertible quarterly
      income debt securities, net of tax                     2,626      2,706      5,252      5,053
                                                         ----------   --------  ---------  --------
   Earnings before extraordinary gain available to
      common shareholders plus assumed conversions          31,351     28,543     35,860     18,785

   Earnings on extraordinary gain available to
      common shareholders                                      -         -         4,290     17,871
                                                          ---------   --------  --------   --------
   Net earnings available to common shareholders
      plus assumed conversions                            $ 31,351   $ 28,543   $ 40,150   $ 36,656
                                                          =========  =========   ========   ========
  Shares (Denominator):
   Weighted-average number of common shares outstanding    409,960      409,923   409,950   409,923
   Add effects of assumed conversions:
      Exercise of stock options                                573          113       287        56
      Conversion of convertible quarterly income
          debt securities                                  104,620      104,620   104,620    94,558
                                                          ---------    ---------  --------  --------
   Weighted-average number of common shares outstanding
      plus shares from assumed conversions                 515,153      514,656   514,857   504,537
                                                          =========     ========  ========  ========
DILUTED EPS :
   Earnings per common share before extraordinary gain   $    .06      $   .06    $   .07   $   .03
   Earnings per common share on extraordinary gain             -            -         .01       .04
                                                          ---------    ---------   -------   --------
   Net earnings per common share                         $    .06      $   .06    $   .08   $   .07
                                                          =========    =========   =======   ========


   (A)  The increase in the number of common shares outstanding is due to issuing stock to the board of directors in lieu of cash compensation.


4.   SFAS No. 133:

The Company is currently reviewing SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the effective date of SFAS No. 133 was extended for one year; consequently, the statement will now be effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and earlier application is encouraged. The Company has not yet determined when it will adopt the provisions of this statement. The impact of the adoption of SFAS No. 133 has not been determined at this time due to the Company's continuing investigation of its financial instruments and the applicability of SFAS No. 133 to them.

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders of 7-Eleven, Inc. (formerly The Southland Corporation)

We have reviewed the accompanying condensed consolidated balance sheet of 7-Eleven, Inc. and Subsidiaries as of June 30, 1999, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the company's management.

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



July 22, 1999

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


RESULTS OF OPERATIONS

SUMMARY OF RESULTS OF OPERATIONS

     The Company's reported net earnings for the second quarter and six months were $28.7 million and $34.9 million, respectively, compared to net earnings of $25.8 million and $31.6 million for the same periods in 1998. Total revenue growth of over 12% for both periods was the primary reason for the improved results.

     Included in the year-to-date 1999 results is a $4.3 million after tax extraordinary gain on the partial redemption of the Company's 5% First Priority and 4.5% Series A Debentures ("5% and 4.5% Debentures"). The year-to-date 1998 results include a $17.9 million (after tax) extraordinary gain from the redemption of the Company's 12% Senior Subordinated Debentures ("12% Debentures"), which was mostly offset by $14.9 million (after tax) of costs associated with a lease termination, severance and write-off of slow-moving inventory.

MANAGEMENT STRATEGIES

     Since 1992, the Company has been committed to several key strategies that it believes, over the long term, will provide further differentiation from competitors and allow 7-Eleven to maintain its position as the premier convenience retailer. These strategies include:

  * Upgrading the Company's store base through developing or acquiring new stores, continuing the upgrading of existing stores and closing underachieving stores. In 1999, new store openings are expected to significantly outpace closings, with the expansion occurring in existing markets to support the Company's fresh food and combined-distribution initiatives. Through June 30, 64 new stores have been opened, while 51 stores have closed, primarily due to lease expirations.
  * A customer-driven approach to merchandising, which focuses on providing the customer a selection of quality products at a good value.
  * An everyday-fair-pricing strategy which provides consistent, reasonable prices on all items.
  * Daily delivery of high-quality ready-to-eat foods, along with other time-sensitive or perishable items, through the use of combined distribution centers, fresh-food commissaries and bakery facilities. These facilities, which are generally third party operated, are designed to provide fresher products, improve in-stock conditions and lower product costs.
  * The development of a retail information system which initially has automated accounting and other store-level tasks. The current phase involves the installation of point-of-sale registers with scanning capabilities, as well as tools on the in-store processor to assist with ordering and product assortment, and a hand-held unit for ordering product from the sales floor.

These enhancements will allow each store to manage inventory on an item-by-item basis, forecast demand for fast-selling items and identify and eliminate slow-selling items. At the end of June 1999, point-of-sale registers had been installed in nearly 5,000 stores in either a live or training mode.


(EXCEPT WHERE NOTED, ALL PER-STORE NUMBERS REFER TO AN AVERAGE OF ALL STORES RATHER THAN ONLY STORES OPEN MORE THAN ONE YEAR.)

SALES

     The Company recorded net sales of $2.09 billion for the second quarter and $3.86 billion in the six months of 1999, compared to net sales of $1.84 billion and $3.44 billion during the same periods last year. The sales increase is due to a combination of increased per-store sales and more stores. Merchandise sales growth (U.S. same-store) was 8.7% during the second quarter and 9.2% for the six-month period.

     Through six months, regional per-store merchandise sales growth was fairly consistent, with the Southwest Division and Central Division (Texas and Colorado) leading the country with double-digit growth. Categories contributing the most to growth were cigarettes, prepaid cards, ready-to-drink (non-carbonated) beverages, frozen non-carbonated beverages and coffee. Although a significant portion of the improvement is attributable to the introduction of new products/services, manufacturer cost increases (net of buy-downs) on cigarettes contributed an estimated 4% to year-to-date per-store sales growth. As a direct result of new product offerings or changing customer preferences, certain categories have had slight declines in per-store sales. These categories include fountain/soft drinks and newspapers/publications.

     Gasoline sales dollars per-store increased 11.5% for the second quarter and 4.5% for the first six months, compared to last year. The sales increase for the second quarter was a combination of an 8 cents per gallon increase in the retail price of gasoline, a 4.1% growth in per-store gallonage and more stores selling gasoline. The increase in sales dollars for the first six months was due to an increase of 5.4% in per-store gallonage and more stores selling gasoline. For both the second quarter and first six months, the per-store gallonage increase was primarily due to newly developed stores, which have considerably higher volumes.

OTHER INCOME

     Other Income of $24.1 million for the second quarter and $46.2 million for year-to-date was $0.7 million and $2.3 million favorable to the same periods in 1998, respectively. Approximately 80% of other income is derived from royalty income from licensed operations, some of which could be unfavorably impacted by fluctuating exchange rates. More than 70% of the royalties are from area license agreements with Seven-Eleven Japan Co., Ltd. ("SEJ"). Though the dollar equivalent of the SEJ royalty income will fluctuate with exchange rate movements, the Company has effectively hedged this exposure by pledging the royalty income to make principal and interest payments on its yen-denominated loans.


GROSS PROFITS
                                                              PERIODS ENDING JUNE 30, 1999
                                                              ----------------------------
                                                            THREE MONTHS          SIX MONTHS
                                                            ------------          ----------
                                                        MERCHANDISE GASOLINE   MERCHANDISE GASOLINE
                                                        ----------- --------   ----------- --------
Gross Profit - DOLLARS IN MILLIONS                      $  553.4   $  60.1   $1,005.2     $ 113.9
Gross profit margin % (gasoline in cents per gallon)        34.9%     14.3       34.1%       13.8

INCREASE/(DECREASE) FROM PRIOR YEAR - ALL STORES
------------------------------------------------
Average per-store gross profit dollar change                 7.1%       29.1%      6.6%      21.9%
Margin % point change (gasoline in cents per gallon)        (.43)       2.76      (.67)      1.87
Average per-store sales (gasoline in gallons)                8.4%        4.1%      8.6%       5.4%



     Total merchandise gross profit dollars were $51.4 million higher in the second quarter of 1999 and $92.3 million higher during the first six months, than the comparable periods in 1998. For both periods, higher average per-store merchandise sales were partially offset by a lower margin. Although merchandise gross profit margin was unfavorably impacted by the inflationary effects of several cigarette manufacturer cost increases and an excise tax increase in California since last year, the cigarette category did contribute higher gross profit dollars. Offsetting a portion of the margin decline were increased sales in some higher margin items, combined with the successful introduction of new high margin products.

     For the six months of 1999, gasoline gross profit increased $26.6 million over last year, with $16.3 million of the increase occurring in the second quarter. The increases were due to increased margins, a greater number of gasoline outlets and higher per-store gallon sales. The recent worldwide reduction in crude oil production and several U.S. refinery problems have contributed to lower margins towards the end of the second quarter. It is difficult to predict what impact these events, combined with the recent merger activity of large oil producers, will have upon the market for the remainder of the year.


OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("OSG&A")

                                                      PERIODS ENDING JUNE 30, 1999
                                                      ----------------------------
                                                 THREE MONTHS             SIX MONTHS
                                                 ------------             ----------
                                                1999       1998          1999      1998
                                                ----       ----         ------    ------
Total OSG&A expenses - (dollars in millions)   $564.5     $505.6       $1,064.9   $977.3
Ratio of OSG&A to sales                          27.0%      27.4%          27.6%    28.4%


     Operating, selling, general and administrative expenses increased $58.9 million and $87.6 million during the second quarter and first six months of 1999, compared to the same periods in 1998, respectively. The ratio of OSG&A expense to sales decreased 0.8 percentage points during the first six months of 1999, over the same period in 1998. Part of the reason for this decline was that there was nearly $19 million of charges for a computer equipment lease termination and severance costs included in 1998's OSG&A. After adjusting for these charges, the ratio of OSG&A expense to sales declined 0.3 in 1999, when compared to the first six months of 1998. The ratio also dropped 0.4 in 1999's second quarter, when compared to the same period in 1998, but most of this decline is due to a higher retail price of gasoline in 1999's second quarter.

     Other factors impacting the increase in OSG&A expense for the first six months of 1999 include incremental costs of nearly $28 million related to the franchisees' portion of improved gross profits and approximately $13 million associated with the Company's retail information system. In addition, a portion of the increase in OSG&A expense resulted from costs related to operating more stores and the Company's implementation of various merchandising and other strategic initiatives. While the ratio of OSG&A expense to sales will vary on a quarterly basis, management believes this ratio will not significantly improve during the rollout phase of the retail information system.

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

     Notices of appeal of the order approving the settlement were filed on behalf of three of the attorneys who represented the class, six former franchisees and two current franchisees. One of these current franchisees has dismissed his appeal. The settlement agreement will not become effective until the appeals are resolved. However, the settlement agreement provides that while the appeals are pending the Company will pay certain maintenance and supply expenses relating to the cash registers and retail information system equipment of current franchisees that are members of the settlement class. If the settlement is overturned on appeal, the Company has the right to require franchisees to repay the amounts that the Company paid for these expenses while the appeals were pending. The Company's payment of these expenses had no material impact on earnings for 1998 or 1999 and should have no material impact on future earnings. The Company's accruals are sufficient to cover the total settlement costs, including the payment due to former franchisees when the settlement becomes effective.

     In addition, the lawsuit entitled EMIL V. SPARANO, ET AL. V. THE SOUTHLAND CORPORATION, ET AL., which was filed in the United States District Court for the Northern District of Illinois in March, 1994, by certain franchisees of 7-Eleven stores in Illinois, Pennsylvania, New Jersey and Nevada, has now been terminated. On March 4, 1999, the judge granted summary judgment in favor of the Company on the one class claim that had remained, ruling that the Company made no misleading statements to its franchisees as plaintiffs had alleged. Following the Company's victory on all class claims, the named plaintiffs agreed to dismiss their individual breach of contract claims that remained in the case, and this matter is now concluded.

INTEREST EXPENSE, NET

     Net interest expense increased $3.5 million during the second quarter of 1999 and $5.0 million during the first six months, when compared to the same periods in 1998. The Company expects net interest expense in 1999 to increase approximately 12% over 1998 based on anticipated levels of debt and interest rate projections. Factors increasing 1999 interest expense include higher borrowings to finance new store development and other initiatives, combined with the redemption of $65 million of the Company's public debt securities in 1998 and early 1999, which had been accounted for under SFAS No. 15 (see Extraordinary Gain).

     In accordance with SFAS No. 15, no interest expense is recognized on the Company's public debt securities. These securities were recorded at an amount equal to the future undiscounted cash payments, both principal and interest, and accordingly, the cash interest payments are charged against the recorded amount of such securities and are not treated as interest expense. Accordingly, interest expense on debt used to redeem public debt securities results in an increase in the Company's reported interest expense.

     As of June 30, 1999, approximately 48% of the Company's debt contains floating rates that will be unfavorably impacted by rising interest rates. The Company has entered into an interest rate swap agreement, which effectively lowers the amount of debt exposed to floating rates from 48% to 36% (see Interest Rate Swap Agreement). The weighted-average interest rate for such debt, including the impact of the interest rate swap agreement, was 5.4% for the first six months of 1999 versus 5.8% for the same time period in 1998.


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

     7-Eleven's credit agreement, established in February 1997, includes a term loan with a balance of $141 million and a $400 million revolving credit facility, which has a sublimit of $150 million for letters of credit ("Credit Agreement"). The Credit Agreement contains certain financial and operating covenants requiring, among other things, the maintenance of certain financial ratios, including interest and rent coverage, fixed-charge coverage and senior indebtedness to net earnings before extraordinary items and interest, taxes, depreciation and amortization ("EBITDA"). The covenant levels established by the Credit Agreement generally require continuing improvement in the Company's financial condition. In March 1999, the financial covenant levels required by these instruments were amended prospectively in order to allow the Company flexibility to continue its store growth strategy. In connection with this amendment, the interest rate on borrowings was changed to a reserve-adjusted Eurodollar rate plus .475% instead of the previous increment of
 .225%.

     For the period ended June 30, 1999, the Company was in compliance with all of the covenants required under the Credit Agreement, including compliance with the principal financial and operating covenants under the Credit Agreement (calculated over the latest 12-month period) as follows:

                                                      REQUIREMENTS
                                                   --------------------
   COVENANTS                        ACTUALS        MINIMUM      MAXIMUM
   ---------                        -------        -------      -------
   Interest and rent coverage *    2.07 to 1.0    1.90 to 1.0
   Fixed charge coverage           1.67 to 1.0    1.50 to 1.0
   Senior indebtedness to EBITDA   3.91 to 1.0                 4.00 to 1.0
   Total expenditure limit
         (tested annually)                                    $475 million

     * INCLUDES EFFECTS OF THE SFAS NO. 15 INTEREST PAYMENTS.

     For the first six months ending June 30,1999, the Company repaid $72.8 million of debt, which included principal payments of $28.1 million for quarterly installments due on the term loan, $22.2 million on the Company's yen-denominated loan (secured by the royalty income stream from its area licensee in Japan) and $8.9 million for SFAS No. 15 interest. Outstanding balances at June 30, 1999 for commercial paper, revolver and term loan, were $639.5 million, $205.0 million and $140.6 million, respectively. As of June 30, 1999, outstanding letters of credit issued pursuant to the Credit Agreement totaled $70.6 million.

CASH FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was $121 million for the first six months of 1999, compared to $126 million during the same period of 1998 (see Results of Operations section). The decline in cash flows between the periods relates primarily to changes in working capital during the first six months of 1999 stemming from three significant items as follows: payment on a settlement of a previously accrued claim, an increase in advances for retail information system equipment awaiting quarterly funding under a master lease facility, and payment to a third party to assume a previously self-insured disability obligation.

CAPITAL EXPENDITURES

     In the first six months of 1999, net cash used in investing activities consisted primarily of payments of $226.7 million for the purchase of property and equipment. The majority of the property and equipment capital was used for new store development, continued implementation of the Company's retail information system, remodeling stores, new equipment to support merchandising initiatives, upgrading retail gasoline facilities, replacing equipment and complying with environmental regulations.

     The Company expects 1999 capital expenditures, excluding lease commitments, to exceed $400 million. Capital expenditures are being used to develop or acquire new stores, upgrade store facilities, further implement the retail information system, replace equipment, upgrade gasoline facilities and comply with environmental regulations. The amount of expenditures during the year will be materially impacted by the proportion of new store development funded through borrowings versus leases and the speed at which new sites/acquisitions can be located, negotiated, permitted and constructed.


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

ENVIRONMENTAL

     In December 1988, the Company closed its chemical manufacturing facility in New Jersey. The Company is required to conduct environmental remediation at the facility, including groundwater monitoring and treatment for a planned 15-year period. This remediation program has commenced with the performance of certain engineering and design work. The Company has recorded undiscounted liabilities representing its best estimates of the clean-up costs of $8.4 million at June 30, 1999. In 1991, the Company and the former owner of the facility entered into a settlement agreement pursuant to which the former owner agreed to pay a substantial portion of the clean-up costs. Based on the terms of the settlement agreement and the financial resources of the former owner, the Company has a receivable recorded of $4.9 million at June 30, 1999.

     Additionally, the Company accrues for the anticipated future costs and the related probable state reimbursement amounts for remediation activities at its existing and previously operated gasoline sites where releases of regulated substances have been detected. At June 30, 1999, the Company's estimated undiscounted liability for these sites was $37.4 million. This estimate is based on the Company's prior experience with gasoline sites and its consideration of such factors as the age of the tanks, location of tank sites and experience with contractors who perform environmental assessment and remediation work. The Company anticipates that substantially all of the future remediation costs for detected releases at these sites, as of June 30, 1999, will be incurred within the next four to five years.

     Under state reimbursement programs, the Company is eligible to receive reimbursement for a portion of future remediation costs, as well as a portion of remediation costs previously paid. Accordingly, at June 30, 1999, the Company has recorded a net receivable of $45.5 million for the estimated probable state reimbursements. In assessing the probability of state reimbursements, the Company takes into consideration each state's fund balance, revenue sources, existing claim backlog, status of clean-up activity and claim ranking systems. As a result of these assessments, the recorded receivable amount is net of an allowance of $7.4 million. While there is no assurance of the timing of the receipt of state reimbursement funds, based on its experience, the Company expects to receive the majority of state reimbursement funds, except from California, within one to three years after payment of eligible remediation expenses, assuming that the state administrative procedures for processing such reimbursements have been fully developed. The Company estimates that it may take one to six years to receive reimbursement funds from California. Therefore, the portion of the recorded receivable amount that relates to remediation activities, which have already been conducted, has been discounted at 5.6% to reflect its present value. Thus, the recorded receivable amount is also net of a discount of $5.2 million.

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

     The Company has approached the Y2K issue in six (6) phases. A Year 2000 Project Office Manager, together with a strong support organization, has designed a Y2K work plan that is currently being implemented. The Y2K work plan includes: (1) identifying and inventorying all Year 2000 tasks and items; (2) assigning priorities to all tasks and items; (3) remediation of information systems ("IS") applications code, testing and reintegration to production, as well as testing all replaced systems software and non-remediated applications; (4) contacting third-party vendors to verify their compliance and perform selected interface tests with major vendors; (5) determining the Company's Y2K responsibilities to its franchisees, subsidiaries and affiliates; (6) establishing contingency alternatives assuming worst-case scenarios.

     The Company continues to progress in its completion of the various tasks, as indicated by the chart below and identified in the Y2K work plan. The Company believes it has identified and prioritized all major Y2K-related items. Also, numerous non-IS, merchandise, equipment, financial institution, insurance and public utility vendors have been contacted, inquiring as to their readiness and the readiness of their respective vendors. The Company has contacted all major vendors and is analyzing the vendor responses to determine their compliance readiness and the response is very favorable. Testing Y2K compliance with major vendors is underway and is expected to continue until year-end. In addition, the Company does not have any direct Y2K responsibility for operations in foreign countries (except Canada) and does not anticipate any material Y2K related impact from foreign affiliates or licensees. Canadian operations upgrades are included in the readiness statement at various phases where applicable. The following reflects management's assessment of the Company's Year 2000 state of readiness:

                    STATE OF READINESS AS OF JUNE 30, 1999

                                                         ESTIMATED           ESTIMATED
PHASE                                                 PERCENT COMPLETE    COMPLETION DATE
-----                                                 ----------------    ---------------
INTERNAL IS SYSTEMS AND EQUIPMENT:
---------------------------------
  Awareness                                                 98%               on-going
  Assessment of changes required                            98%               on-going
  Remediation of code                                       95%               Sept. 1999
  Testing                                                   56%               Oct. 1999
  Analyze contingency plan requirements                     50%               Aug. 1999
  Develop contingency plans and test                        20%               Nov. 1999

INTERNAL NON-IS SYSTEMS AND EQUIPMENT
-------------------------------------
  Awareness                                                 98%               on-going
  Assessment of changes required                            98%               on-going
  Remediation/replacement of applications                   70%               Oct. 1999
  Testing                                                   40%               Oct. 1999
  Contingency planning, development and test                35%               Sept. 1999

SUPPLIERS, THIRD-PARTY PROVIDERS, OPERATIONS (7-11):
---------------------------------------------------
  Awareness (identify companies)                            98%               on-going
  Assessment and review of questionnaires                   95%               on-going
  Risk assessment                                           95%               on-going
  Analyze contingency plan requirements                     85%               Aug. 1999
  Develop contingency plans                                 40%               Sept. 1999
  Testing with vendors, operations personnel (field)        25%               on-going




     The Company estimates that the cost of the Year 2000 Project will be approximately $8 million, of which nearly $4 million will be capital costs. The costs incurred to date are $5.1 million, which includes $2.5 million of capital costs, with the remaining cost for outside consultants, software and hardware applications to be funded through operating cash flow. The Company anticipates it will incur the majority of the remaining costs by the end of the third quarter. This estimate includes costs related to the upgrade and/or replacement of computer software and hardware; costs of remediated code testing and test result verification; and the reintegration to production of all remediated applications. In addition, the costs include the testing of applications and software currently certified as Year 2000 compliant. The Company does not separately track the internal costs incurred for the Y2K project, which are primarily the related payroll costs for the IS and various user personnel participating in the project.

     Due to the general uncertainty inherent in the Year 2000 process, primarily due to issues surrounding the Y2K readiness of third-party suppliers and vendors, a reasonable worst-case scenario is difficult to determine at this time. The Company does not anticipate more than temporary isolated disruptions attributed to Year 2000 issues to affect either the Company or its primary vendors. The Company is concentrating on four critical business areas in order to identify, evaluate and determine the scenarios requiring the development of contingency plans: (1) merchandise ordering and receipt, (2) petroleum products ordering and receipt, (3) human resource systems and (4) disbursement systems. To the extent vendors are unable to deliver products due to their own Year 2000 issues, the Company believes it will generally have alternative sources for comparable products and does not expect to experience any material business disruptions. Although considered unlikely, the failure of public utility companies to provide telephone and electrical service could have material consequences. Contingency planning efforts and the development of contingency plans are currently underway in all three major areas; IS, Non-IS, vendor relationships and 7-Eleven field operations. The development of contingency plans will increase as the interaction of the various plans are identified and additional information becomes available and processed. The various Company contingency plans are scheduled to be complete and tested by November 1999.

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

MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

     The Company held a number of financial and derivative instruments at June 30, 1999, which are sensitive to changes in interest rates, foreign exchange rates and equity prices. The Company uses interest-rate swaps to manage the primary market exposures associated with underlying liabilities and anticipated transactions. The Company uses these instruments to reduce risk by essentially creating offsetting market exposures. In addition, the two yen-denominated loans serve to effectively hedge the Company's exposure to yen-dollar currency fluctuations. The instruments held by the Company are not leveraged and are held for purposes other than trading. There are no material quantitative changes in market risk exposure at June 30, 1999, when compared to December 31, 1998.

     In the normal course of business, the Company also faces risks that are either nonfinancial or nonquantifiable. Such risks principally include country risk, credit risk and legal risk and are not represented in this discussion.

SFAS NO. 133

     The Company is currently reviewing SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the effective date of SFAS No. 133 was extended for one year; consequently, the statement will now be effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and earlier application is encouraged. The Company has not yet determined when it will adopt the provisions of this statement. The impact of the adoption of SFAS No. 133 has not been determined at this time due to the Company's continuing investigation of its financial instruments and the applicability of SFAS No. 133 to them.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        See "Management's Discussion and Analysis," above.



PART II

                            OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     As previously reported, the Company and three of its former officers and directors were defendants in a lawsuit entitled EMIL V. SPARANO, ET AL.
V. THE SOUTHLAND CORPORATION, ET AL., Case No. 94 C 2098, which was filed in the United States District Court for the Northern District of Illinois in March, 1994, by certain franchisees of 7-Eleven stores in Illinois, Pennsylvania, New Jersey and Nevada. On March 4, 1999, the judge granted summary judgment in favor of the Company on the one class claim that had remained, ruling that the Company made no misleading statements to its franchisees as the plaintiffs had alleged. Following the Company's victory on all class claims, the named plaintiffs agreed to dismiss their individual breach of contract claims that remained in the case, and this matter is now terminated.

     There are no other reportable suits or proceedings pending or, to the knowledge of the Company, threatened against or affecting the Company, other than as previously reported.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


     On April 28, 1999, the Company held its annual meeting of shareholders. Each of the thirteen nominated directors were elected without contest. In addition, the shareholders ratified the approval of PricewaterhouseCoopers LLP to be the Company's independent auditors for 1999, approved the adoption of the Company's Stock Compensation Plan for Non-Employee Directors and approved the change of the Company's name to "7-Eleven, Inc."

     (a) The votes for and the votes withheld for each of the nominees for director were as follows:

        NOMINEE                     FOR               WITHHELD

        Masatoshi Ito               348,983,584       946,776
        Toshifumi Suzuki            348,988,057       942,303
        Clark J. Matthews, II       348,905,464     1,024,896

        Yoshitami Arai              348,874,221     1,056,139
        Masaaki Asakura             348,878,720     1,051,640
        Timothy N. Ashida           348,878,003     1,052,357
        Jay W. Chai                 348,805,693     1,124,667
        Gary J. Fernandes           348,886,941     1,043,419
        Masaaki Kamata              348,986,976       943,384
        James W. Keyes              348,990,608       939,752
        Kazuo Otsuka                348,987,809       942,551
        Asher O. Pacholder          348,994,120       936,240
        Nobutake Sato               348,989,376       940,984

     (b) The votes for, against, abstaining and broker non-votes in connection with the ratification of the appointment of PricewaterhouseCoopers LLP to be the independent auditors of the Company for 1999 were as follows:

     349,769,677 shares were voted for; 69,639 shares were voted against; 91,044 shares abstained from voting; and no broker non-votes were received.

     (c) The votes for, against, abstaining and broker non-votes in connection with the approval of the Company's Stock Compensation Plan for Non-Employee Directors were as follows:

     348,461,037 shares were voted for; 1,064,139 shares were voted against; 405,184 shares abstained from voting; and no broker non-votes were received.

     (d) The votes for, against, abstaining and broker non-votes in connection with the approval of Articles of Amendment to the Company's Second Restated Articles of Incorporation to change the Company's name to 7-Eleven, Inc. were as follows:

     349,690,410 shares were voted for; 159,879 shares were voted against; 80,071 shares abstained from voting; and no broker non-votes were received.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


     (a)   Exhibits:

Exhibit (15) -  Letter re Unaudited Interim Financial Information

Exhibit (27) -  Financial Data Schedule
                  Submitted in electronic format only.

     (b)   8-K Reports:

During the second quarter of 1999, the Company filed no reports on Form 8-K.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              7-ELEVEN, INC.
                                            -------------------
                                               (Registrant)



Date:   August 5, 1999                /s/  Clark J. Matthews II
       ---------------                -------------------------
                                     (Officer)
                                      Clark J. Matthews, II
                                      President and Chief Executive Officer


Date:   August 5, 1999               /s/  Donald E. Thomas
        --------------               --------------------------
                                    (Principal Accounting Officer)
                                     Donald E. Thomas
                                     Vice President and Controller