Form 10-Q
period 1999-09-30
7 ELEVEN INC
filed 1999-11-12
CIK 92344

                                 FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                ----------------

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1999

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     409,978,252 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of September 30, 1999.

                                7-ELEVEN, INC.
                                    INDEX


                                                                        Page
                                                                         No.
                                                                        ----

Part I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

     Condensed Consolidated Balance Sheets -
       September 30, 1999 and December 31, 1998.......................    1

     Condensed Consolidated Statements of Earnings -
       Three Months and Nine Months Ended September 30, 1999 and 1998.    2

     Condensed Consolidated Statements of Cash Flows -
       Nine Months Ended September 30, 1999 and 1998..................    3

     Notes to Condensed Consolidated Financial Statements ............    4

     Independent Auditor's Report.....................................    7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................    8

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...   18

Part II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ...........................................   19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................   19

SIGNATURES............................................................   20

Exhibit (4) -  Form of Certificate for Shares of Common Stock of
                   7-Eleven, Inc......................................Tab 1

Exhibit (15) - Letter re Unaudited Interim Financial Information......Tab 2

Exhibit (27) - Financial Data Schedule................................    *

  * Submitted in electronic format only.



                                    (i)


                                 7-ELEVEN, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                             ASSETS

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                     1999          1998
                                                                -------------   ------------
                                                                 (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                                      $     4,085   $    26,880
   Accounts receivable                                                145,943       148,046
   Inventories                                                        109,596       101,045
   Other current assets                                               151,455       162,631
                                                                  -----------   -----------
     TOTAL CURRENT ASSETS                                             411,079       438,602
PROPERTY AND EQUIPMENT                                              1,872,146     1,652,932
OTHER ASSETS                                                          308,412       324,310
                                                                  -----------   -----------
                                                                  $ 2,591,637   $ 2,415,844
                                                                  ===========   ===========


                          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Trade accounts payable                                         $   192,158   $   136,059
   Accrued expenses and other liabilities                             349,239       362,398
   Commercial paper                                                     7,953        18,348
   Long-term debt due within one year                                 180,413       151,754
                                                                  -----------   -----------
     TOTAL CURRENT LIABILITIES                                        729,763       668,559
DEFERRED CREDITS AND OTHER LIABILITIES                                227,716       220,653
LONG-TERM DEBT                                                      1,825,107     1,788,843
CONVERTIBLE QUARTERLY INCOME DEBT SECURITIES                          380,000       380,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT):
   Common stock, $.0001 par value                                          41            41
   Additional capital                                                 625,688       625,574
   Accumulated deficit                                             (1,205,444)   (1,278,009)
   Accumulated other comprehensive earnings                             8,766        10,183
                                                                  ------------  ------------
     TOTAL SHAREHOLDERS' EQUITY (DEFICIT )                           (570,949)     (642,211)
                                                                  ------------  ------------
                                                                  $ 2,591,637   $ 2,415,844
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




                                                 1


                                         7-ELEVEN, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                            (UNAUDITED)

                                                                     THREE MONTHS               NINE MONTHS
                                                                  ENDED SEPTEMBER 30          ENDED SEPTEMBER 30
                                                            -----------------------------  -------------------------
                                                                 1999             1998          1999        1998
                                                             -------------   ------------  ----------   ------------
REVENUES:
     Merchandise sales (Including $138,526, $127,639,
          $391,559 and $343,892 in excise taxes)             $  1,694,636   $  1,555,659   $  4,641,592  $  4,180,498
     Gasoline sales (Including $161,471, $153,287,
          $468,919 and $423,703 in excise taxes)                  547,864        444,639      1,459,512     1,259,282
                                                             -------------  -------------   ------------  ------------
          Net sales                                             2,242,500      2,000,298      6,101,104     5,439,780
     Other income                                                  25,792         23,577         72,013        67,454
                                                             -------------  -------------   ------------  ------------
                                                                2,268,292      2,023,875      6,173,117     5,507,234

COSTS AND EXPENSES:
     Merchandise cost of goods sold                             1,098,344      1,009,501      3,040,114     2,721,438
     Gasoline cost of goods sold                                  495,017        385,788      1,292,815     1,113,196
                                                             ------------   --------------   -----------  -----------
          Total cost of goods sold                              1,593,361      1,395,289      4,332,929     3,834,634
     Operating, selling, general and administrative expenses      586,837        548,537      1,651,765     1,525,847
     Interest expense, net                                         25,751         22,962         75,422        67,628
                                                             -------------  -------------    -----------  -----------
                                                                2,205,949      1,966,788      6,060,116     5,428,109
                                                             -------------  -------------    -----------  -----------

EARNINGS BEFORE INCOME TAXES AND EXTRAORDINARY GAIN                62,343         57,087        113,001        79,125
INCOME TAXES                                                       24,676         21,516         44,726        29,822
                                                             -------------  -------------    -----------   ----------
EARNINGS BEFORE EXTRAORDINARY GAIN                                 37,667         35,571         68,275        49,303

EXTRAORDINARY GAIN ON DEBT REDEMPTION (net of tax effect
          of $2,743 and $11,425)                                      -              -            4,290        17,871
                                                             -------------   -------------    ----------   -----------
NET EARNINGS                                                 $     37,667   $     35,571    $    72,565   $    67,174
                                                             =============   =============   ===========   ============
EARNINGS BEFORE EXTRAORDINARY GAIN PER COMMON SHARE:
     Basic                                                           $.09           $.09           $.17          $.12
     Diluted                                                          .08            .07            .15           .11
EXTRAORDINARY GAIN ON DEBT REDEMPTION PER COMMON SHARE:
     Basic                                                           $.00           $.00           $.01          $.04
     Diluted                                                          .00            .00            .01           .04
NET EARNINGS PER COMMON SHARE:
     Basic                                                           $.09           $.09           $.18          $.16
     Diluted                                                          .08            .07            .16           .15




                   See notes to condensed consolidated financial statements.

                                                2



<Page

                                        7-ELEVEN, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (DOLLARS IN THOUSANDS)

                                                    (UNAUDITED)
                                                                                         NINE MONTHS
                                                                                     ENDED SEPTEMBER 30
                                                                                -------------------------------
                                                                                     1999              1998
                                                                                -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                                $     72,565     $     67,174
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Extraordinary gain on debt redemption                                         (4,290)         (17,871)
        Depreciation and amortization of property and equipment                      138,639          130,320
        Other amortization                                                            14,974           14,594
        Deferred income taxes                                                         21,622           15,273
        Noncash interest expense                                                       1,139            1,086
        Other noncash (income) expense                                                (3,716)           3,650
        Net loss on property and equipment                                             2,673            2,775
        Increase in accounts receivable                                              (11,797)          (1,021)
        (Increase) decrease in inventories                                            (8,551)          20,453
        Increase in other assets                                                     (22,180)         (15,883)
        Increase in trade accounts payable and other liabilities                      45,806            9,293
                                                                                -------------    -------------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES                          246,884          229,843
                                                                                -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for purchase of property and equipment                                 (328,549)        (254,207)
    Proceeds from sale of property and equipment                                       5,997            6,527
    Acquisition of businesses, net of cash acquired                                      -            (31,472)
    Other                                                                             11,943            3,361
                                                                                -------------    -------------
                  NET CASH USED IN INVESTING ACTIVITIES                             (310,609)        (275,791)
                                                                                -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from commercial paper and revolving credit facilities                 3,606,140        5,040,984
    Payments under commercial paper and revolving credit facilities               (3,458,332)      (4,985,231)
    Proceeds from issuance of long-term debt                                           -               96,503
    Principal payments under long-term debt agreements                              (105,974)        (113,082)
    Proceeds from issuance of convertible quarterly income debt securities              -              15,000
    Other                                                                               (904)          (4,518)
                                                                                -------------    -------------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES                           40,930           49,656
                                                                                -------------    -------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (22,795)           3,708
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        26,880           38,605
                                                                                -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      4,085     $     42,313
                                                                                =============    =============

RELATED DISCLOSURES FOR CASH FLOW REPORTING:
    Interest paid, excluding SFAS No.15 Interest                                $    (92,122)    $    (74,718)
                                                                                =============    =============
    Net income taxes paid                                                       $     (9,780)    $     (8,509)
                                                                                =============    =============
    Assets obtained by entering into capital leases                             $     34,374     $     27,108
                                                                                =============    =============


                                  See notes to condensed consolidated financial statements.


                                                                3

                   7-ELEVEN, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                NINE MONTHS ENDED SEPTEMBER 30, 1999
          (SHARES AND DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                             (UNAUDITED)

1.   BASIS OF PRESENTATION

The condensed consolidated balance sheet as of September 30, 1999, and the condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal, recurring adjustments) necessary to present fairly the financial position at September 30, 1999, and the results of operations and cash flows for all periods presented have been made. Certain prior-period amounts have been reclassified to conform to current-period presentation. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

Sales and cost of goods sold of stores operated by franchisees are consolidated with the results of Company-operated stores in the condensed consolidated statements of earnings. Gross profit from franchise stores is split between the Company and its franchisees pursuant to the terms of franchise agreements. The gross profit earned by the franchisees is included in Operating, Selling, General and Administrative expenses.

The condensed consolidated balance sheet as of December 31, 1998, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, include accounting policies and additional information pertinent to an understanding of both the December 31, 1998, balance sheet and the interim financial statements. The information has not changed except as a result of normal transactions in the nine months ended September 30, 1999, and as discussed in the following notes.


2.   COMPREHENSIVE EARNINGS

In January 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive earnings and its components in a full set of general-purpose financial statements. The components of comprehensive earnings of the Company for the periods presented are as follows:


                                          Three Months              Nine Months
                                       Ended September 30        Ended September 30
                                        1999        1998          1999        1998
                                       ------------------        ------------------
Net earnings                          $ 37,667  $ 35,571         $ 72,565  $ 67,174
Other comprehensive earnings:
   Unrealized gains on equity
     securities, net of tax             (4,630)   (5,162)          (4,826)    1,765
   Foreign currency translation
     adjustments                           569    (1,403)           3,409    (2,127)
                                       --------- --------         --------  --------
       Other comprehensive earnings     (4,061)   (6,565)          (1,417)     (362)
                                       --------- --------         --------  --------
Total comprehensive earnings          $ 33,606  $ 29,006         $ 71,148  $ 66,812
                                       ========  ========         ========  ========

3.    EARNINGS PER SHARE

The following is a reconciliation of the basic and diluted per-share computations for net earnings for the periods presented:

                                                              Three Months           Nine Months
                                                          Ended September 30      Ended September 30
                                                        ----------------------  --------------------
                                                           1999        1998       1999      1998
                                                         --------    --------    ------    ------
BASIC EPS COMPUTATION:
  Earnings (Numerator):
   Earnings before extraordinary gain available to
      common shareholders                                $  37,667   $ 35,571  $ 68,275    $ 49,303
   Earnings on extraordinary gain available to
      common shareholders                                      -          -       4,290      17,871
                                                         ---------   ---------  --------   ---------
   Net earnings available to common shareholders         $  37,667   $ 35,571  $ 72,565    $ 67,174
                                                         ==========   ========   =======   =========
 Shares (Denominator):
   Weighted-average number of common shares outstanding    409,978(A) 409,923    409,959(A) 409,923
                                                         ==========   ========   ========  ========
BASIC EPS:
  Earnings per common share before extraordinary gain    $    .09   $   .09    $   .17    $   .12
  Earnings per common share on extraordinary gain              -          -        .01        .04
                                                         ----------   ---------   -------  -------
  Net earnings per common share                          $    .09   $   .09    $   .18    $   .16
                                                         ==========   =========  ========  ========

DILUTED EPS COMPUTATION:
  Earnings (Numerator):
   Earnings before extraordinary gain available
      to common shareholders                             $  37,667   $ 35,571   $ 68,275   $ 49,303
   Add interest on convertible quarterly
      income debt securities, net of tax                     2,626      2,708      7,878      7,761
                                                         ----------   --------  ---------  --------
   Earnings before extraordinary gain available to
      common shareholders plus assumed conversions          40,293     38,279     76,153     57,064

   Earnings on extraordinary gain available to
      common shareholders                                      -         -         4,290     17,871
                                                          ---------   --------  --------   --------
   Net earnings available to common shareholders
      plus assumed conversions                            $ 40,293   $ 38,279   $ 80,443   $ 74,935
                                                          =========  =========   ========   ========
  Shares (Denominator):
   Weighted-average number of common shares outstanding    409,978(A) 409,923    409,959(A) 409,923
   Add effects of assumed conversions:
      Exercise of stock options                                207        153        259         89
      Conversion of convertible quarterly income
          debt securities                                  104,620    104,620    104,620     97,912
                                                          ---------   --------  --------    -------
   Weighted-average number of common shares outstanding
      plus shares from assumed conversions                 514,805    514,696    514,838    507,924
                                                          =========   ========   ========   ========
DILUTED EPS:
   Earnings per common share before extraordinary gain   $    .08     $   .07    $   .15   $   .11
   Earnings per common share on extraordinary gain             -           -         .01       .04
                                                          ---------   ---------   -------   --------
   Net earnings per common share                         $    .08     $   .07    $   .16   $   .15
                                                          =========    =========   =======   ========


   (A) The increase in the number of common shares outstanding is a result of the issuance of shares pursuant to the Stock Compensation Plan for Non-Employee Directors.  Under this plan, a non-employee director may elect to receive shares in lieu of cash compensation.


4.    LEASE FACILITY

In August 1999, the Company entered into a leasing facility that will provide up to $100 million of off-balance-sheet financing to be used for the construction of new stores. A trust, funded primarily by a group of senior lenders, will acquire land and undertake construction projects with the Company acting as the construction agent. The lease has a maximum lease term of 66 months. During the construction period following the lease commencement date, interim rent will be added to the amount funded for land and construction. Lease payments begin immediately following the end of the construction period and vary based on changes in LIBOR. As of September 30, 1999, the trust had funded $6,944 from this facility.

After the initial lease term has expired, the Company has the option of canceling any leases under this facility by (1) purchasing the property or arranging its sale to a third party, (2) extending the lease for an additional period subject to the discretion of the lessor or (3) vacating the property with certain provisions for the lessor's interest in the property.


5.    RECENTLY ISSUED ACCOUNTING STANDARD

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

                    INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders of 7-Eleven, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of 7-Eleven, Inc. and Subsidiaries as of September 30, 1999, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the company's management.

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



PRICEWATERHOUSECOOPERS LLP
Dallas, Texas
October 27, 1999

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


RESULTS OF OPERATIONS

SUMMARY OF RESULTS OF OPERATIONS

     The Company's reported net earnings for the third quarter and nine months were $37.7 million and $72.6 million, respectively, compared to net earnings of $35.6 million and $67.2 million for the same periods in 1998. Total revenue growth of over 12% for both periods was the primary reason for the improved results.

     Included in the year-to-date 1999 results is a $4.3 million after-tax extraordinary gain on the partial redemption of the Company's 5% First Priority and 4.5% Series A Debentures ("5% and 4.5% Debentures"). The year-to-date 1998 results include a $17.9 million (after tax) extraordinary gain from the redemption of the Company's 12% Senior Subordinated Debentures ("12% Debentures"), which was mostly offset by $14.9 million (after tax) of costs associated with a lease termination, severance and write-off of slow-moving inventory.

MANAGEMENT STRATEGIES

     The Company is committed to several key strategies that it believes, over the long term, will provide further differentiation from competitors and allow 7-Eleven to maintain its position as the premier convenience retailer. These strategies include:

* Increasing the Company's store base through developing or acquiring new stores, upgrading existing stores and closing underachieving stores.
In 1999, new store openings are expected to significantly outpace closings, with the expansion occurring in existing markets to support the Company's fresh food and combined-distribution initiatives. Through September 30, 102 new stores have been opened, while 59 stores have closed, primarily due to lease expirations.
* A customer-driven approach to merchandising, which focuses on providing the customer a selection of quality products at a good value.
* An everyday-fair-pricing strategy which provides consistent, reasonable prices on all items.
* Daily delivery of high-quality ready-to-eat foods, along with other time-sensitive or perishable items, through the use of combined distribution centers, fresh-food commissaries and bakery facilities. These facilities, which are generally third party operated, are designed to provide fresher products, improve in-stock conditions and lower product costs.
* The development of a retail information system which initially has automated accounting and other store-level tasks. The current phase involves the installation of point-of-sale registers with scanning capabilities, as well as tools on the in-store processor to assist with ordering and product assortment, and a hand-held unit for ordering product from the sales floor. These enhancements will allow each store to manage inventory on an item-by-item basis, forecast demand for fast-selling items and identify and eliminate slow selling items. At the end of September 1999, point-of-sale register installation has been completed in nearly 5,200 U.S. stores.

(EXCEPT WHERE NOTED, ALL PER-STORE NUMBERS REFER TO AN AVERAGE OF ALL STORES RATHER THAN ONLY STORES OPEN MORE THAN ONE YEAR.)

SALES

     The Company recorded net sales of $2.24 billion for the third quarter and $6.10 billion in the nine months of 1999, compared to net sales of $2.00 billion and $5.44 billion during the same periods last year. The sales increase is due to a combination of higher per-store sales and more stores. Merchandise sales growth (U.S. same-store) was 7.7% during the third quarter and 8.7% for the nine-month period.

     Through nine months, regional per-store merchandise sales growth was fairly consistent, with the Southwest Division and Central Division (Texas and Colorado) and Florida leading the country with double-digit growth. Categories contributing the most to growth were cigarettes, prepaid cards (primarily cellular service), ready-to-drink (non-carbonated) beverages and frozen non-carbonated beverages. A significant portion of the improvement is attributable to the introduction of new products/services, combined with manufacturer cost increases (net of buy-downs) on cigarettes, which contributed an estimated 4% to year-to-date per-store sales growth. As a direct result of changing customer preferences and competitor pricing, certain categories have had slight declines in per-store sales. These categories include fountain/soft drinks and newspapers.

     Gasoline sales dollars per-store increased 19.4% for the third quarter and 9.6% for the first nine months, compared to last year. The sales increase for the third quarter was a combination of a 19 cent per gallon increase in the retail price of gasoline, combined with 1.4% growth in per-store gallonage and more stores selling gasoline. The increase in sales dollars for the first nine months was due to an increase of 6 cents per gallon in the retail price of gasoline, plus a 3.9% increase in per-store gallonage and more stores selling gasoline. For both the third quarter and first nine months, the per-store gallonage increase was primarily due to newly developed stores, which have considerably higher volumes.

OTHER INCOME

     Other Income of $25.8 million for the third quarter and $72.0 million for year-to-date was $2.2 million and $4.6 million favorable to the same periods in 1998, respectively. Approximately 80% of other income is derived from royalty income from licensed operations, some of which could be unfavorably impacted by fluctuating exchange rates. More than 70% of the royalties are from an area license agreement with Seven-Eleven Japan Co., Ltd. ("SEJ"). Though the dollar equivalent of the SEJ royalty income will fluctuate with exchange rate movements, the Company has effectively hedged this exposure by pledging the royalty income to make principal and interest payments on its yen-denominated loans.


GROSS PROFITS
                                                             PERIODS ENDING SEPTEMBER 30, 1999
                                                            -----------------------------------
                                                            THREE MONTHS          NINE MONTHS
                                                           -------------          -------------
                                                      MERCHANDISE GASOLINE  MERCHANDISE GASOLINE
                                                      ----------- --------  ----------- -------
Gross Profit - (DOLLARS IN MILLIONS)                  $  596.3    $  52.8   $ 1,601.5   $ 166.7
Gross profit margin % (gasoline in cents per gallon)      35.2%      12.3        34.5%     13.3

INCREASE/(DECREASE) FROM PRIOR YEAR - ALL STORES
------------------------------------------------
Average per-store gross profit dollar change               8.5%     (12.9)%       7.2%      7.9%
Margin % point change (gasoline in cents per gallon)       0.08     (2.04)       (.40)      0.49
Average per-store sales (gasoline in gallons)              8.3%       1.4%        8.4%      3.9%


     Total merchandise gross profit dollars increased $50.1 million and $142.4 million in the third quarter and the first nine months of 1999, respectively, compared to the same periods in 1998. Per-store sales growth was the primary reason for the improved results. Although merchandise gross profit margin declined 40 bp for the nine months compared to last year, it improved slightly during the third quarter. The improvement was a result of increased sales of some higher margin categories, combined with the timing of cost and retail pricing changes associated with cigarettes. For the nine months, despite increased sales of higher margin items and the successful introduction of new high margin products, the cigarette category caused overall margin to decline. Although several cigarette cost and excise tax increases (net of manufacturer buy-downs) over the past twelve months have caused the overall gross profit margin to decrease, per-store gross profit dollars in this category have increased.

     Although gasoline gross profit declined $6.0 million during the third quarter of 1999, the first nine months exceeded last year's total by $20.6 million. Almost half the decline in the third quarter gross profit was a result of a LIFO adjustment, primarily due to higher product costs, which were 21 cents per gallon above last year. Costs during the quarter were impacted by worldwide reduction in crude oil production and several U.S. refinery problems, which resulted in less favorable market conditions, when compared to 1998. Market conditions have shown improvement early in the fourth quarter, but this trend would need to improve further to outperform 1998's fourth quarter margin. The year-to-date gross profit increase was due to a greater number of gasoline outlets, higher per-store gallon sales and increased margin.

OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("OSG&A")

                                                   PERIODS ENDING SEPTEMBER 30, 1999
                                                  ----------------------------------
                                                 THREE MONTHS              NINE MONTHS
                                               -----------------         ----------------
                                                1999        1998         1999       1998
                                                ----        ----         ----      ------
Total OSG&A expenses - (DOLLARS IN MILLIONS)   $586.8      $548.5      $1,651.8  $1,525.8
Ratio of OSG&A to sales                          26.2%       27.4%         27.1%     28.0%


     Operating, selling, general and administrative expenses ("OSG&A") increased $38.3 million and $126.0 million during the third quarter and first nine months of 1999, compared to the same periods in 1998, respectively. During the same periods, the ratio of OSG&A expense to sales declined 1.2% and 0.9%, respectively, compared to the third quarter and first nine months. The third quarter ratio also dropped due to a higher retail price of gasoline, which increased 19 cents per gallon over 1998. The nine month ratio dropped primarily due to the combination of higher gasoline prices (6 cents per gallon) and $19 million of charges included in 1998's OSG&A for a computer equipment lease termination and severance costs. After adjusting for the charges and change in gasoline price, the nine month ratio of OSG&A expense to sales declined 0.3%.

     Other factors impacting OSG&A expense included incremental costs, when compared to 1998, related to the franchisees' portion of improved gross profits of $43 million during the first nine months and $15 million in the third quarter, combined with higher expenses associated with the Company's retail information system initiative of $33 million year-to-date and nearly $15 million for the quarter. In addition, a portion of the increase in OSG&A expense for both year-to-date and third quarter results were due to costs related to operating more stores and the Company's implementation of various merchandising and other strategic initiatives. Also, insurance expense was approximately $7 million higher in the third quarter of 1999, when compared to the prior year due to a one-time reduction in the third quarter of 1998. This was more than offset by a reduction of $8.7 million in environmental expense primarily resulting from legislative changes in California (see Environmental section). While the ratio of OSG&A expense to sales will vary on a quarterly basis, management believes this ratio will not significantly improve while major enhancements continue to be made to the retail information system.

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

INTEREST EXPENSE, NET

     Net interest expense increased $2.8 million during the third quarter of 1999 and $7.8 million during the first nine months, when compared to the same periods in 1998. The Company expects net interest expense in 1999 to increase approximately $10 million over 1998 based on anticipated levels of debt and interest rate projections. Factors increasing 1999 interest expense include higher borrowings to finance new store development and other initiatives, combined with the redemption of $65 million of the Company's public debt securities in 1998 and early 1999, which had been accounted for under Statement of Financial Accounting Standards No. 15 ("SFAS No. 15") (see Extraordinary Gain).

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

     As of September 30, 1999, approximately 47% of the Company's debt contains floating rates that could be unfavorably impacted by rising interest rates. The Company has entered into an interest rate swap agreement, which effectively lowers the amount of debt exposed to floating rates from 47% to 34% (see Interest Rate Swap Agreement). The weighted-average interest rate for such debt, including the impact of the interest rate swap agreement, was 5.5% for the first nine months of 1999 versus 5.8% for the same time period in 1998.

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

EXTRAORDINARY GAIN

     During the first quarter of 1999, the Company redeemed a portion of its 5% and 4.5% Debentures, resulting in an after-tax gain of $4.3 million from the retirement of future undiscounted interest payments as recorded under SFAS No. 15, combined with purchasing the debentures below their face value. In March 1998, redemption of the Company's 12% Debentures resulted in a $17.9 million after-tax gain from the retirement of future undiscounted interest payments. Both the 1998 and 1999 redemptions were financed with proceeds from the issuance of $80 million of 4-1/2% Convertible Quarterly Income Debt Securities due 2013, to Ito-Yokado Co., Ltd., and Seven-Eleven Japan Co., Ltd., the joint owners of IYG Holding Company, which is the Company's majority shareholder.

LIQUIDITY AND CAPITAL RESOURCES

     The majority of the Company's working capital is provided from three sources: i) cash flows generated from its operating activities; ii) a $650 million commercial paper facility (guaranteed by Ito-Yokado Co., Ltd.); and
iii) short-term seasonal borrowings of up to $400 million (reduced by outstanding letters of credit) under its revolving credit facility. The Company believes that operating activities, coupled with available short-term working capital facilities and a pending sale-leaseback transaction, which the Company anticipates will close in early December 1999, will provide sufficient liquidity to fund current commitments for operating and capital expenditure programs, as well as to service debt requirements. Actual capital expenditure funding will be dependent on the level of cash flow generated from operating activities and the funds available from financings.

     In August 1999, the Company entered into a leasing facility that will provide up to $100 million of off-balance-sheet financing to be used for the construction of new stores. Funding under this facility is available through August of 2001. See Note 4 to the Condensed Consolidated Financial Statements for more detailed information on this facility.

     In January 1999, the Company expanded the existing commercial paper facility from $400 million to $650 million. The commercial paper is unsecured but is fully and unconditionally guaranteed by Ito-Yokado Co., Ltd.

     7-Eleven's credit agreement, established in February 1997, includes a term loan with a balance of $127 million and a $400 million revolving credit facility, which has a sublimit of $150 million for letters of credit ("Credit Agreement"). The Credit Agreement contains certain financial and operating covenants requiring, among other things, the maintenance of certain financial ratios, including interest and rent coverage, fixed-charge coverage and senior indebtedness to net earnings before extraordinary items and interest, taxes, depreciation and amortization ("EBITDA"). The covenant levels established by the Credit Agreement generally require continuing improvement in the Company's financial condition. In March 1999, the financial covenant levels required by these instruments were amended prospectively in order to allow the Company flexibility to continue its strategic initiatives including store growth. In connection with this amendment, the interest rate on borrowings was changed to a reserve-adjusted Eurodollar rate plus .475% instead of the previous increment of .225%.

     For the period ended September 30, 1999, the Company was in compliance with all of the covenants required under the Credit Agreement, including compliance with the principal financial and operating covenants under the Credit Agreement (calculated over the latest 12-month period) as follows:


                                                      REQUIREMENTS
                                                   --------------------
  COVENANTS                        ACTUALS        MINIMUM      MAXIMUM
  ---------                        -------        -------      -------
  Interest and rent coverage *    2.04 to 1.0    1.90 to 1.0
  Fixed charge coverage           1.66 to 1.0    1.50 to 1.0
  Senior indebtedness to EBITDA   3.75 to 1.0                 3.95 to 1.0
  Total expenditure limit
        (tested annually)                                    $475 million

     * INCLUDES EFFECTS OF THE SFAS NO. 15 INTEREST PAYMENTS.

     For the first nine months ending September 30,1999, the Company repaid $106.0 million of debt, which included principal payments of $42.2 million for quarterly installments due on the term loan, $34.7 million on the Company's yen-denominated loan (secured by the royalty income stream from its area licensee in Japan), $15.7 million related to capital lease obligations and $8.9 million for SFAS No. 15 interest. Outstanding balances at September 30, 1999 for commercial paper, revolver and term loan, were $608.0 million, $210.0 million and $126.6 million, respectively. As of September 30, 1999, outstanding letters of credit issued pursuant to the Credit Agreement totaled $71.0 million.

CASH FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was $246.9 million for the first nine months of 1999, compared to $229.8 million during the same period of 1998 (see Results of Operations section).

CAPITAL EXPENDITURES

     In the first nine months of 1999, net cash used in investing activities consisted primarily of payments of $328.5 million for the purchase of property and equipment. The majority of the property and equipment spending was used for new store development, continued implementation of the Company's retail information system, remodeling stores, new equipment to support merchandising initiatives, upgrading retail gasoline facilities, replacing equipment and complying with environmental regulations. The Company expects 1999 capital expenditures, excluding lease commitments, to exceed $400 million.

CAPITAL EXPENDITURES - GASOLINE EQUIPMENT

     The Company incurs ongoing costs to comply with federal, state and local environmental laws and regulations primarily relating to underground storage tank ("UST") systems. The Company anticipates it will spend nearly $2 million in 1999 on capital improvements required to comply with environmental regulations relating to USTs as well as above-ground vapor recovery equipment at store locations, with approximately $15-20 million spent on such capital improvements from 2000 through 2002.

ENVIRONMENTAL

     In December 1988, the Company closed its chemical manufacturing facility in New Jersey. The Company is required to conduct environmental remediation at the facility, including groundwater monitoring and treatment for a projected 15-year period, which commenced in 1998. The Company has recorded undiscounted liabilities representing its best estimates of the clean-up costs of $8.2 million at September 30, 1999. In 1991, the Company and the former owner of the facility entered into a settlement agreement pursuant to which the former owner agreed to pay a substantial portion of the clean-up costs. Based on the terms of the settlement agreement and the financial resources of the former owner, the Company has a receivable recorded of $4.8 million at September 30, 1999.

     Additionally, the Company accrues for the anticipated future costs and the related probable state reimbursement amounts for remediation activities at its existing and previously operated gasoline sites where releases of regulated substances have been detected. At September 30, 1999, the Company's estimated undiscounted liability for these sites was $34.4 million. This estimate is based on the Company's prior experience with gasoline sites and its consideration of such factors as the age of the tanks, location of tank sites and experience with contractors who perform environmental assessment and remediation work. The Company anticipates that substantially all of the future remediation costs for detected releases at these sites, as of September 30, 1999, will be incurred within the next four to five years.

     Under state reimbursement programs, the Company is eligible to receive reimbursement for a portion of future remediation costs, as well as a portion of remediation costs previously paid. Accordingly, at September 30, 1999, the Company has recorded a net receivable of $53.9 million for the estimated probable state reimbursements, which includes an increase of approximately $10 million resulting from recent legislative changes in California (see below). In assessing the probability of state reimbursements, the Company takes into consideration each state's fund balance, revenue sources, existing claim backlog, status of clean-up activity and claim ranking systems. As a result of these assessments, the recorded receivable amount is net of an allowance of $7.0 million. While there is no assurance of the timing of the receipt of state reimbursement funds, based on its experience, the Company expects to receive the majority of state reimbursement funds within one to three years after payment of eligible remediation expenses, assuming that the state administrative procedures for processing such reimbursements have been fully developed. Because of recent legislative changes in California, which have expanded and extended that state's program, the Company now estimates it will receive reimbursement of most of its identified remediation expenses in California, although it may take one to ten years to receive these reimbursement funds. The Company has present valued (at a discount rate of 5.8%) the portion of the recorded receivable amount that relates to remediation activities that have already been conducted. Thus, the recorded receivable amount is also net of a discount of $11.7 million.

     The estimated future assessment and remediation expenditures and related state reimbursement amounts could change within the near future as governmental requirements and state reimbursement programs continue to be implemented or revised.

YEAR 2000

     The Year 2000 issue ("Y2K") is the result of computer software programs being coded to use two digits rather than four to define the applicable year. Some older computer programs that have date-sensitive coding may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations, causing disruptions of operations.

     The Company has completed testing all of its remediated legacy "mission critical" systems, the recently installed Y2K compliant financial systems and the retail information system. Based on these tests, the Company is satisfied that its systems are now ready for the date change on January 1, 2000. Although all systems have been tested, testing will continue through the end of this year for all operating, middleware and application systems to determine if any unremediated or non-compliant software, previously undetected, can be found, and to be certain that all such systems continue to execute as expected.

     The Company has contacted all its primary information systems ("IS"), non-IS, merchandise, equipment, financial institution, insurance and public utility vendors in regards to their Y2K readiness. Based on the responses from these primary vendors, the Company has determined that these vendors believe that the necessary steps have been taken so that the date change will not disrupt their operations. In addition, based on the results of contacts with third-party vendors to verify their compliance and the compliance of their vendors, the Company is confident that the ordering process and supply of product to its stores in the US and Canada will not be interrupted as a result of the date change. The Company has been successfully testing data interfaces with primary vendors and will continue to test with vendors until year-end. In addition, the Company does not have any direct Y2K responsibility for operations in foreign countries (except Canada) and does not anticipate any material Y2K related impact from foreign affiliates or licensees. Canadian operations upgrades are included in the readiness statement shown below.

     The Company has identified and prioritized all major Y2K-related issues that may affect its operations. The following table reflects management's assessment of the Company's Y2K state of readiness:


STATE OF READINESS AS OF NOVEMBER 12, 1999

PHASE:                                                         STATUS
------                                                         -------
INTERNAL IS SYSTEMS & EQUIPMENT
--------------------------------
    Awareness                                                 Completed
    Assessment of changes required                            Completed
    Remediation of code                                       Completed (1)
    Testing                                                   Completed (2)
    Analyze contingency plan requirements                     Completed
    Develop contingency plans & test                          Completed

INTERNAL NON-IS SYSTEMS & EQUIPMENT
-----------------------------------
    Awareness                                                 Completed
    Assessment of changes required                            Completed
    Remediation/replacement of applications                   Completed
    Testing                                                   Completed
    Contingency planning, development and test                Completed

SUPPLIERS, THIRD-PARTY PROVIDERS, 7-ELEVEN OPERATIONS
-----------------------------------------------------
    Awareness (identify companies)                            Completed
    Assessment & review of questionnaires                     Completed
    Risk assessment                                           Completed
    Analyze contingency plan requirements                     Completed
    Develop contingency plans                                 Completed
    Testing with vendors, operations personnel (field)        Completed (3)


(1) Y2K compliant upgrades of the retail information system have been installed in all except approximately 55 stores. Those upgrades are expected to be completed by the first week of December 1999.
(2) Retail information system testing of leap year related data will be completed December 1, 1999.
(3) Some credit card processing capabilities, involving approximately 2,700 stores, are currently being migrated to a Y2K compliant network, which is expected to be completed by December 15, 1999.

     During the third quarter, the Company coordinated efforts of its Cash Management, Accounting, Field Operations, Merchandising, Logistics, Maintenance, Security/Safety and Information Systems areas to develop a comprehensive plan for handling such contingencies as might occur on December 31 and beyond. The primary focus is on keeping the Company's stores open and the products in stock. Staffing and security concerns have been addressed, as well as assigning centralized responsibility for each geographic region. The Company's contingency plans for the stores include special ordering procedures and quantity recommendations during December in anticipation of increased demand for certain products prior to December 31, as well as providing the stores with sufficient products in the event orders cannot be filled by some vendors.

     The store contingency plans have been delivered to each store in the form of a "Communications Manual" and an "Emergency Reference Manual" which provide answers to questions most likely to be confronted if disruptions in service from utilities or other vendors are experienced. In addition, store staff will be given training to insure familiarity with the plans. The consolidation and testing of non-store contingency plans are now underway and the plans will be in place by December 1, 1999.

     The Company estimates that the cost of the Year 2000 Project will be approximately $8.8 million, of which nearly $3.8 million is capital costs. The costs incurred to date are $8.7 million, which includes nearly $3.7 million of capital costs. The Company does not separately track the internal costs incurred for the Y2K project, which are primarily the related payroll costs for the IS and various user personnel participating in the project.

     Due to the general uncertainty inherent in the Year 2000 process, primarily due to issues surrounding the Y2K readiness of third-party suppliers and vendors, a reasonable worst-case scenario is difficult to determine. The Company has developed contingency plans which address the gradual build-up and continued availability of an adequate supply of merchandise, including gasoline, which will allow the Company to provide product to its customers before and into the Year 2000. The Company does not anticipate more than temporary isolated disruptions attributed to Year 2000 issues to affect either the Company or its primary vendors. To the extent vendors are unable to deliver products due to their own Year 2000 issues, the Company believes it will generally have alternative sources for comparable products and does not expect to experience any material business disruptions. Although considered unlikely, the failure of public utility companies to provide telephone and electrical service could have material consequences, but the Company anticipates that any such failures would be in limited geographical areas and would therefore affect only a small percentage of the Company's stores.

     The costs of the Y2K project and the Company's Y2K readiness assessment are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. As a result, there can be no assurance that these forward-looking estimates will be achieved and the actual costs and vendor compliance could differ materially from the Company's current expectations if the actions taken by the Company have not identified, remediated or addressed all Y2K related issues. In addition, while the Company is making significant efforts in addressing all anticipated Year 2000 risks within its control, this event is unprecedented and consequently there can be no assurance that Year 2000 issues will not have a material adverse impact on the Company's operating results and financial condition.

MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

     The Company held a number of financial and derivative instruments at September 30, 1999, which are sensitive to changes in interest rates, foreign exchange rates and equity prices. The Company uses interest-rate swaps to manage the primary market exposures associated with underlying liabilities and anticipated transactions. The Company uses these instruments to reduce risk by essentially creating offsetting market exposures. In addition, the two yen-denominated loans serve to effectively hedge the Company's exposure to yen-dollar currency fluctuations. The instruments held by the Company are not leveraged and are held for purposes other than trading. There are no material quantitative changes in market risk exposure at September 30, 1999, when compared to December 31, 1998.

     In the normal course of business, the Company also faces risks that are either nonfinancial or nonquantifiable. Such risks principally include country risk, credit risk and legal risk and are not represented in this discussion.

RECENTLY ISSUED ACCOUNTING STANDARD

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

         See "Management's Discussion and Analysis," above,

PART II.


OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     There are no reportable suits or proceedings pending or threatened against the Company, other than as previously reported.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  Exhibits:

1.   Exhibit (4) -  Instruments Defining the Rights of Security Holders,
                    Including Indentures
                  Form of Certificate for Shares of Common Stock of
                  7-Eleven, Inc.

2.   Exhibit (15) - Letter re Unaudited Interim Financial Information.
                       Letter of PricewaterhouseCoopers LLP

3.   Exhibit (27) - Financial Data Schedule.
                       Submitted in electronic format only.

      (b)  8-K Reports:

During the third quarter of 1999, the Company filed no reports on Form 8-K.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              7-ELEVEN, INC.
                                            -------------------
                                               (Registrant)



Date:  November 12, 1999              /s/  Clark J. Matthews II
       -----------------              -------------------------
                                     (Officer)
                                      Clark J. Matthews, II
                                      President and Chief Executive Officer


Date:  November 12, 1999             /s/  Don Thomas
        ----------------             --------------------------
                                    (Principal Accounting Officer)
                                     Donald E. Thomas
                                     Vice President and Controller