Form 10-K
period 1999-12-31
7 ELEVEN INC
filed 2000-03-17
CIK 92344

=======================================================================
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                             __________________

                                  FORM 10-K
(MARK ONE)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended   December 31, 1999
                                  OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from
                                        ------ to ------

                  Commission File Numbers 0-676 and 0-16626
                             ----------------------
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

                             -----------------------

Securities registered pursuant to Section 12(b) of the Act:


                                                 NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                         ON WHICH REGISTERED
     -------------------                        --------------------
            NONE                                                N/A

Securities Registered pursuant to Section 12(g) of the Act:
                   COMMON STOCK, $.0001 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes [X]   No [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []
     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $487,365,522 at March 3, 2000, based upon 139,247,292 shares held by persons other than officers, directors and 5% owners and a price of $3.50 per share.

     410,112,375 shares of Common Stock, $.0001 par value (the registrant's only class of Common Stock), were outstanding as of March 3, 2000.

                     DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the following documents are incorporated by reference into the listed Parts and Items of Form 10-K: Definitive Proxy
Statement for April 26, 2000 Annual Meeting of Shareholders: Part III, a portion of Item 10 and Items 11, 12 and 13.
=======================================================================


                                                  7-ELEVEN, INC.
                                            ANNUAL REPORT ON FORM 10-K
                                       For the year ended December 31, 1999

                                               TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  Reference
                                                                                                  Form 10-K

                                                      PART I

Item 1.    BUSINESS                                                                                  1
           General                                                                                   1
           Operating, Franchising and Licensing of Convenience Food Stores                           2
           Franchises and Licenses                                                                   8
           Other Information about the Company                                                       9
           Environmental Matters                                                                    11
           Risk Factors                                                                             12
           Executive Officers of the Registrant                                                     15
Item 2.    PROPERTIES                                                                               20
Item 3.    LEGAL PROCEEDINGS                                                                        23
Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                      24

                                                      PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                25
Item 6.    SELECTED FINANCIAL DATA                                                                  26
Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION     27
Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                               40
Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                              41
           Report of Independent Accountants - PricewaterhouseCoopers LLP - on
           7-Eleven, Inc. and Subsidiaries' Financial Statements for each of the three
           years in the period ended December 31, 1999                                              74
Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURES                                                                              75

                                                      PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND SEE PART I, ITEM 1, ABOVE         75*
Item 11.   EXECUTIVE COMPENSATION                                                                   75*
Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                           75*
Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                           75*

                                                      PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K                         76

SIGNATURES                                                                                          83
----------------------------
*Included in Form 10-K by incorporation by reference to the Registrant's Proxy Statement, for the April 26, 2000 Annual Meeting of Shareholders.

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


                     PART I

ITEM 1.  BUSINESS.

                   GENERAL

     7-Eleven, Inc., ("7-Eleven," the "Company" or "Registrant"), conducting business principally under the name 7-ELEVEN, is the largest convenience store chain in the world, with approximately 19,500 Company-operated, franchised and licensed locations worldwide, and is among the nation's largest retailers. The Company, with executive offices at 2711 North Haskell Avenue, Dallas, Texas 75204 (telephone 214/828-7011), was incorporated in Texas in 1961 as the successor to an ice business organized in 1927. On April 30, 1999, the Company changed its name to 7-Eleven, Inc. from The Southland Corporation. Unless the context otherwise requires, the terms "Company," "7-Eleven" and "Registrant" as used herein include 7-Eleven and its subsidiaries and predecessors.

     In 1999, the Company's operations (for financial reporting purposes) were conducted in one operating segment -- the Operating, Franchising and Licensing of Convenience Food Stores, primarily under the 7-ELEVEN name.

HIGHLIGHTS:

     The 7-ELEVEN trademark has been registered since 1961 and is well known throughout the United States and in many other parts of the world. The Company believes that 7-ELEVEN is the leading name in the convenience store industry. During 1999, the Company focused on the continued development of a point-of-sale automated retail information system and, by year-end, the system had been installed in all stores in the U.S. In addition, the Company opened 165 stores during 1999 and continued to seek new sites for development. The Company closed 88 stores in 1999. The Company added some highly successful new products in 1999 (such as 7-ELEVEN FRUT COOLER and 7-ELEVEN BAKERY STIX, as well as new flavors of both 7-ELEVEN CAFE COOLER and the ever-popular SLURPEE drink), and provided an expanded assortment of personal telecommunications products and seasonal and novelty merchandise in the stores. The Company has also continued to expand its programs to provide daily delivery of fresh foods to the stores. By year-end, approximately 3,700 stores were receiving daily delivery of fresh foods, which is an increase of over 500 stores during the year.

     At December 31, 1999, the Company's operations included 5,665 7-ELEVEN convenience stores in the United States and Canada, and 38 other retail locations, including Christy's Markets, a HIGH'S Dairy Store, and Quik Marts. The Company also has an equity interest in 270 convenience stores in Mexico. Area licensees, including Seven-Eleven Japan Co., Ltd. ("Seven-Eleven Japan"), or their franchisees, operate additional 7-ELEVEN stores in certain areas of the United States, in 15 foreign countries and the U.S. territories of Guam and Puerto Rico.

     During 1999, the Company continued to focus on the implementation of its business strategy, by emphasizing to each store operator the importance of meeting the needs of each store's customers with an ever-changing broad selection of the quality products and services that they want. The introduction of new products which are "first, best or available only" at 7-ELEVEN continued to be an important part of the Company's merchandising strategy. In addition, the Company emphasized
(1) quality and freshness (fresh products with high quality ingredients); (2) selection/availability (being in-stock on the fastest selling items and continually introducing new items, with merchandise placed in the best possible location); (3) fast, friendly service (provide a pleasant and speedy shopping experience); (4) cleanliness (exceeding health code requirements, a clean store at all times); and
(5) value (merchandise priced fairly with price tags or cards that are easy for customers to see).

BACKGROUND. In 1987, the Company was financially restructured through a leveraged buyout (the "LBO") and in October 1990, filed a voluntary bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code. On February 21, 1991, the U.S. Bankruptcy Court for the Northern District of Texas issued an order (the "Confirmation Order") confirming the Company's Plan of Reorganization (the "Plan") and on March 4, 1991, the Confirmation Order became final and non-appealable. The Plan provided for holders of the Company's then outstanding debt and equity securities (the "Old Securities") to receive new debt securities, common stock and, in certain cases, cash, in exchange for their Old Securities and, pursuant to a Stock Purchase Agreement, for IYG Holding Company ("IYG"), which is jointly owned by Ito-Yokado Co., Ltd. ("Ito-Yokado") and Seven-Eleven Japan Co., Ltd. ("Seven-Eleven Japan"), both Japanese corporations, to acquire approximately 70% of the Company's outstanding shares for $430 million in cash. Seven-Eleven Japan is the Company's largest area licensee, operating over 8,000 7-ELEVEN stores in Japan and, through its wholly-owned subsidiary Seven-Eleven (Hawaii), Inc., 50 7-ELEVEN stores in Hawaii.

CURRENT RECAPITALIZATION PLANS. On March 16, 2000, IYG acquired an additional 113,684,211 newly issued shares of common stock for $540 million at $4.75 per share. The Company will use these funds to reduce debt and to be better positioned to accelerate new store growth and facilitate its e-commerce strategy. In addition, the Company is proposing that shareholders approve, at the April 26, 2000 Annual Meeting, an amendment to the Company's Articles of Incorporation to effect a reverse stock split of the Company's Common Stock.

OPERATING, FRANCHISING AND LICENSING OF CONVENIENCE FOOD STORES

7-ELEVEN STORES. On December 31, 1999, the Company's operations included 5,703 stores in the United States and Canada, operated principally under the name 7-ELEVEN. An additional 444 stores in the United States are operated by area licensees. These stores are located in 31 states, the District of Columbia, and five provinces of Canada. During 1999, the Company opened 165 new convenience stores, 23 of which were rebuilds or relocations of existing stores and 142 of which were new locations. In addition, 88 convenience stores were closed during the year (including relocations and rebuilds), mostly due to changing market patterns, lease expirations and the closing of selected stores that were not profitable.

     The Company's convenience stores are extended-hour retail stores, emphasizing convenience to the customer and providing beverages, candy, fresh take-out foods, groceries, tobacco items, self-serve gasoline (provided at almost 2,300 stores in the U.S. and Canada), dairy products, non-food merchandise, specialty items, certain financial services, lottery tickets, and incidental services. Generally, the Company's stores are open every day of the year and are located in neighborhood areas, on main thoroughfares, in shopping centers, or on other sites where they are easily accessible and have ample parking facilities for quick in-and-out shopping. New store development has focused on corner sites, near large shopping centers, with easy access and higher visibility. Stores are generally from 2,400 to 3,000 square feet in size and carry 2,300 to 2,800 items. The vast majority of the stores operate 24 hours a day. The stores attract early and late shoppers, lunch-time customers, weekend and holiday shoppers and customers who may need only a few items at any one time and desire rapid service. The Company's sales are affected by seasonality and weather, because many of the Company's traditional products attract more shoppers during warm and dry weather and during the longer daylight hours of the summer months, when leisure-time activities are more prevalent. The Company has introduced new products in 1999 to build sales in the weaker winter months.

     Substantially all convenience store sales are for cash (including sales for which checks are accepted), although major credit cards, along with the "Citgo Plus" credit card, are accepted in most markets for purchases of both merchandise and gasoline. Credit card sales currently account for approximately 11.8% of sales, including gasoline. This percentage has increased over the past few years with the installation of additional "Pay-At-The-Pump" equipment which has positively affected the volume of credit card purchases of gasoline.

UPDATING THE STORE FIXTURES AND EQUIPMENT. Over the past several years, the Company completed a major remodel and updating of its stores. In 1999, most of the updates were to (a) install new cigarette merchandisers; (b) add equipment for the introduction of 7-ELEVEN FRUT COOLER; (c) provide more roller grill space for the new 7-ELEVEN BAKERY STIX products and (d) to test the installation of new 54" high shelving that is more flexible to changing merchandising needs.

MERCHANDISING. Each store's merchandise includes a selection of core items which is supplemented by those optional items that are selected by the individual store operators to meet their customers' local needs and preferences. There is continuing focus on the need to delete slow-moving or "dead" merchandise and to constantly update the stores' selection of products by adding new items to the mix. Merchandising strategy includes aggressively searching for new products that can initially be offered exclusively at 7-ELEVEN, thus attracting customers because they have to come to 7-ELEVEN if they want that new item. New products are crucial to the growth of 7-ELEVEN because customer demands constantly change and 7-ELEVEN's products and services are constantly being adjusted to serve those needs.

     The use of third-party owned and operated commissaries and bakeries that manufacture food products to 7-ELEVEN's specifications, and combined distribution centers ("CDC's") that allow for daily delivery of the fresh or perishable merchandise (see "Distribution," below) continued to be a cornerstone of the Company's merchandising efforts.

NEW PRODUCTS. New product introductions, most notably 7-ELEVEN FRUT COOLER 7-ELEVEN BAKERY STIX, telecommunications products, re-formulated Breakfast Sandwiches and Super Subs, as well as innovative packaging for SLURPEE, a supply of popular Pokemon trading cards, nutritional bars, and new soft drinks and juices, led the stores' new product focus during the year. Much of the improvement in merchandise sales can be attributed to the aggressive introduction of new products at 7-ELEVEN.

FRESH FOODS AND FOOD PRODUCTS. During 1999, the Company continued to focus on its fresh food products, utilizing daily deliveries from local commissaries and bakeries, owned and operated by companies with expertise in foodservice. These companies prepare food to 7-ELEVEN specifications exclusively for the stores and deliver the product in the exact quantities ordered by the stores through the CDC program (see "Distribution, Fresh Products," below). The Company developed new, more attractive, packaging for sandwiches, tested new breads and condiments, and introduced the reformulated items and new WORLD OVENS offerings during the year.

     In an effort to maximize utilization of the grill, which formerly was used only for hot dogs and Big Bites, the Company introduced 7-ELEVEN BAKERY STIX, a stick-shaped pastry filled with cheese and sausage, ham or pepperoni. Breakfast Bakery Stix, filled with eggs, cheese and meat, were introduced later in the year, just as the weather turned cooler and the morning drive-time coffee business in the stores was heating up. In addition, the Company promoted its line of breakfast sandwiches during the year. These are proprietary products that compete with the products available at many quick-serve restaurants.

     By the end of 1999, with additional facilities opened in Phoenix, Las Vegas and Salt Lake City, there were 11 DELI CENTRAL commissary facilities and 11 WORLD OVENS bakeries able to serve large concentrations of stores by providing fresh-made foods including
sandwiches, salads and desserts.   Approximately 3,500 U.S. stores were
served by these facilities by the end of 1999 with more additions planned for 2000. Six commissary facilities operate in Canada, providing fresh foods to 234 stores in Canada, seven days a week.

BEVERAGES. The Company introduced new flavors of 7-ELEVEN CAFE COOLER, a frozen cappuccino-type product, which kept this item "new" during the year. The most noteworthy new beverage product in 1999 was 7-ELEVEN FRUT COOLER, a frozen smoothie-like beverage, which was introduced in both orange and strawberry flavors, and has been described as "fruit with a straw." New flavors of both these popular items can be easily introduced.

     The Company continued to expand its focus on introducing a selection of premium domestic and imported wines, which are being attractively merchandised in specially designed wine display racks, along with product identifiers to help customers make their selections. During 1999, the Company introduced a French chardonnay and a sparkling wine, both proprietary to 7-ELEVEN and imported only to 7-ELEVEN stores. The premium wine program proved very popular during the November and December holiday periods.

     The Company also continued to build and promote its SLURPEE brand by continuing to introduce and market new packaging. A new 44 oz. SLURPEE STRATA Cup and SLURPEE SPLITZ-O (a two-chamber container to keep the flavors separate) were introduced and promoted.

     The Company also focused on its fountain soft drink program by adding new items to those available (most notably Pepsi One and Gatorade). In addition, the Company continued to use fountain drinks for promotional opportunities with new cups or special offers with the purchase of other products.

     In the hot beverage area, as a complement to promoting its ever-popular 7-ELEVEN Exclusive Blend coffee, the Company continued to emphasize its own proprietary regular and decaffeinated CAFE SELECT line of gourmet-flavored coffees and coffee roasts, hot chocolates and cappuccinos, and focused on its special French Roast blend.

SNACKS. Ice cream and other frozen novelty treats were displayed in easy-access, two-sided novelty cases, that used new point-of-purchase signs to highlight various products and to provide price information. New varieties - both brands and flavors - of ice cream were also added to the stores' frozen foods section. The candy category was favorably impacted by the tremendous popularity of Pokemon-branded items, including trading cards, which were introduced as new items throughout the year. The Company also introduced other trading cards, and continued its program of offering cards featuring Major League Baseball players, which favorably impacted this category.

     Nutritional snacks, such as Power Bars and protein bars, began to show great popularity. As a result, the Company has expanded the selection available and provided stores with information to assist with merchandising the category properly.

NON-FOOD ITEMS. The Company has continued to aggressively market its prepaid long distance phone cards and international phone cards, adding both prepaid cellular phone service and pagers to its product mix. A cellular phone package is also offered.

     The Company continues to have the largest ATM network of any retailer, with over 5,000 ATMs in U.S. stores and an additional 480 in Canada. In addition, the Company's ongoing test of an integrated, self-service, automated financial services center in 37 stores in Austin, will now be expanded to 200 stores in the Dallas/Fort Worth area as the Company's new V.com (TM) equipment is rolled out. This equipment allows customers to cash checks, send money transfers, pay bills and make ATM transactions. It also sells money orders and phone cards and will accept cash or bank cards for purchases. Customers use simple, menu-driven touch-screens, featuring instructions in English or Spanish, to perform their transactions. Those who need personal attention or have questions are able to speak with a bilingual customer service representative. The Company continues to be one of the nation's leading retailers of money orders. The new machine is web-enabled to allow for future development of on-line shopping and event ticketing capabilities and will be used to implement the Company's new e-commerce strategy.

     The Company's seasonal merchandising strategy put a major focus on the key holidays. New Feature Fixture racks, which are moveable and provide versatility for the stores to merchandise high potential seasonal products, have provided additional flexibility for this category. Novelty gift merchandise was featured, and the Company continued to encourage store operators to stock appropriate holiday items for last-minute shoppers, as well as to provide products for impulse shoppers. The Company responded to the explosive growth in demand for one-time use cameras with SNAPPIX, its proprietary brand for a 35mm, 27-exposure flash camera and 200- and 400-speeds of 35mm film. The 7-ELEVEN collectible truck series was repeated again during the 1999 holiday season.

TOBACCO PRODUCTS. During 1999, the tobacco category continued to be impacted by changes in the way manufacturers are pricing and marketing tobacco. The Company installed new "back counter" merchandising display and storage racks, which comply with all current local, state, and federal regulations relating to the sale of cigarettes and other tobacco products, as well as with any anticipated future restrictions. At the same time, it greatly improves the total category presentation to adult smoker customers. The Company anticipates there will be ever-increasing restrictions and regulations relating to the display and sale of tobacco products. During the year, the Company offered several multi-pack sales promotions, which provided additional interest in this category.

GASOLINE. During 1999 the Company added 134 gasoline stores in the U.S. and 9 in Canada so that, by year-end, gasoline was offered at approximately 2,300 stores. New stores tend to have higher sales volume, primarily as a result of a greater number of pumps, easier access to the pumps, faster equipment and "Pay-at-the-Pump" options. The Company has remodeled its gasoline locations over the last five years to meet the new EPA standards that became effective last year. The Company added Pay-at-the-Pump equipment at 215 existing stores. Over 1,400 stores are now equipped to accept credit cards for the purchase of gasoline at the pump, which makes gasoline shopping at 7-ELEVEN stores even more convenient for the credit customer. The Company closed 27 gas locations in the U.S. and 5 in Canada during 1999.

     The Company monitors gasoline sales daily to maintain a steady supply of petroleum products to the Company's stores, to determine competitive retail pricing, to provide the appropriate product mix at each location and to manage inventory levels, based on market
conditions.   Almost all of the Company's stores that sell gasoline
offer CITGO-branded gasoline.

     The Company has a long-term product purchase agreement with CITGO Petroleum Corporation ("Citgo") under which 7-ELEVEN purchases substantially all its U.S. gasoline requirements from Citgo at market-related prices through the year 2006.

     Holders of the "Citgo Plus" credit card can use the card to finance purchases of gasoline, as well as other merchandise, at 7-ELEVEN stores. At year-end, there were approximately 1.4 million active "Citgo Plus" credit card accounts.

DISTRIBUTION.

FRESH PRODUCTS. By the end of 1999, approximately 3,700 stores in various parts of the U.S. and in Alberta, Canada were receiving daily deliveries from 20 combined distribution centers ("CDCs"). The CDC concept "combines" products from multiple suppliers, for daily distribution to the stores by a third party operator of the CDC. In so doing, 7-ELEVEN reduces the number of deliveries that a store must accept throughout the day, freeing up time for its store operators to accomplish other tasks, and also keeping more of the limited parking lot space available for customer use. Additionally, store operators are provided extensive CDC management reports, which allow them to make better informed ordering and other business decisions. In 2000, the Company plans to add an additional 800 stores to those that receive CDC delivery.

     There are 20 CDCs strategically located throughout North America, which deliver products such as 7-ELEVEN's proprietary lines of DELI CENTRAL fresh foods, WORLD OVENS fresh bakery products and 7-ELEVEN CAFE COOLER and 7-ELEVEN FRUT COOLER, 7-ELEVEN's proprietary frozen beverages. CDCs also provide dairy products, juices, eggs, bread, packaged bakery, produce, fresh cut flowers, snack foods and other perishable items, as well as magazines, to 7-ELEVEN stores every day of the year. This has meant that the Company can keep the freshest milk, bread and eggs available, which, when combined with the fair pricing strategy, has attracted an entirely new type of shopper to the stores.

WAREHOUSE PRODUCTS. The Company continued to utilize the distribution services of McLane Company, Inc. ("McLane"), pursuant to a ten-year contract entered into in 1992, for delivery of warehouse products to all of the Company's corporate stores and those franchised stores that utilize McLane for distribution services. McLane serves 7-ELEVEN using two former 7-ELEVEN distribution centers and nine additional distribution centers throughout the country.

SUPPLY AGREEMENTS. In connection with the sale of the Company's Reddy Ice and Dairies Group divisions, both in 1988, the Company entered into long-term contracts to purchase the products historically supplied to the Company's stores by such divested operations. Although both contracts have expired, the Company has continued to buy from those vendors.

RETAIL INFORMATION SYSTEM. In 1994, the Company began development of its own proprietary retail information system, which is being implemented in phases, over a multi-year period. The system is designed to build efficiencies into ordering, distribution and merchandising processes and to provide timely and accurate store
information on an item-by-item basis.    The rollout of the Phase 2
System, which included new POS registers and ordering, merchandising and distribution support, was completed in 1999, with all stores live by year end. The system currently provides store operators with cash and gasoline reports and also assists with payroll functions. The system also establishes a central item master and order book as well as scanning ability to provide item level merchandise sales information and gas pump interface with credit card and CRIND support. The utilization of the ordering system continues to be rolled out in 2000, which provides both hand-held terminals and ISP screens to assist in the daily ordering process. The ordering components also incorporate information such as weather and merchandising messages to aid in the decision making.

Numerous enhancements were made to the system at the end of 1999, many of which were related to ordering. Planned 2000 enhancements relate to additional ordering improvements, improved inventory control information, debit card processing ability, integration of money orders into POS functions and a 7-Eleven store homepage via the intranet. The store-level intranet will allow multimedia based training as well as on-line access to all 7-Eleven forms, the merchandise information packet and other video-based training modules. The rollout of the retail information system to Canada is planned for 2001.

PRODUCT CATEGORIES. The Company does not record product sales on the basis of product categories. However, based upon the total dollar volume of store product purchases, management estimates that the percentages of its 7-ELEVEN convenience store merchandise sales in the United States and Canada by principal categories for the last three years were as follows:


                 Product Categories         Years Ended December 31
                                            -----------------------
                                           1999     1998     1997
                                           ----     ----     ----
                 Tobacco Products          25.8%    23.7%    22.5%
                 Beverages                 22.9%    23.7%    23.2%
                 Beer/Wine                 10.8%    11.3%    11.8%
                 Candy/Snacks               9.4%     9.5%     9.8%
                 Non-Foods                  9.2%     8.8%     9.2%
                 Food Service               5.9%     6.0%     5.9%
                 Dairy Products             5.0%     5.3%     5.6%
                 Other                      4.2%     4.6%     4.9%
                 Baked Goods                3.9%     4.2%     4.4%
                                           -----    -----    ------
                   Total Product Sales     97.1%    97.1%    97.3%
                 Services                   2.9%     2.9%     2.7%
                                           -----    -----    -----
                 Total Merchandise Sales  100.0%   100.0%   100.0%
                                          =====    =====     =====


     In addition, gasoline sales accounted for 24.7%, 23.2% and 25.7% in 1999, 1998, and 1997, respectively, of the Company's total sales in the U.S. and Canada.

                      FRANCHISES AND LICENSES

FRANCHISEES. At December 31, 1999, 3,008 7-ELEVEN stores were operated by independent franchisees under the Company's franchise program for individual 7-ELEVEN stores. Sales by stores operated by franchisees (which are included in the Company's net sales) were approximately $3.4 billion for the year ended December 31, 1999.

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

     The standard franchise agreement has an initial term of 10 years. The franchisee pays for all business licenses and permits, as well as all in-store selling expenses. The Company finances a portion of these costs, as well as the ongoing operating expenses and purchases of inventory. Under the standard agreements that are currently in effect, the Company receives a share in the gross profit of the store (ranging from 50% to 58%) depending on certain variables related to the individual store. This is called the "7-ELEVEN Charge." Beginning in fiscal year 1999, the franchise gross profit split is now being reported as a separate line item in the Company's financial statements. The franchise may be terminated by the franchisee at any time, or by the Company only for the causes, and upon such notices, as are specified in the franchise agreement and as provided by applicable law.

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

AREA LICENSEES. As of December 31, 1999, the Company had granted domestic area licenses to six companies which were operating 444 convenience stores using the 7-ELEVEN system and name in certain areas of Hawaii, Indiana (using the name SUPER-7 in Indianapolis), Maryland, Michigan, New Mexico, Ohio, Oklahoma, Pennsylvania, Texas, Utah and West Virginia. Although parts of Kentucky, Nevada and Virginia are also covered by area licenses, there are no stores currently operated under the area licenses in those states.

     As of the end of 1999, foreign area license agreements covered the operation of 8,027 7-ELEVEN stores in Japan, 2,247 in Taiwan, 1,324 in Thailand, 430 in China (380 of which are in Hong Kong), 193 in Australia, 252 in South Korea, 144 in Malaysia, 154 in the Philippines, 109 in Singapore, 47 in Sweden, 49 in Norway, 30 in Denmark, 20 in Spain, 14 in Puerto Rico, 9 in Guam and 12 in Turkey. The Company has an equity interest in the Puerto Rican area licensee.

     Stores operating under area licenses are not included in the number of Company operating units, and their sales are not included in the Company's revenue. Revenues from initial fees paid for area licenses and continuing royalties based on the sales volume of the stores are included in Other Income.

INTERNATIONAL AFFILIATES. The Company also has an equity interest in 264 convenience stores in Mexico operated by 7-ELEVEN Mexico. There are six additional stores in Mexico operated under a sublicense. The 7-ELEVEN stores in Mexico feature merchandise and services essentially the same as 7-ELEVEN stores in the U.S. Sales from the stores in Mexico are not included in 7-ELEVEN's revenues, but 7-ELEVEN's equity in their operating results is included in Other Income and has not been material.

OTHER RETAIL. As of December 31, 1999, the Company operated 27 Christy's Markets, which are going to be converted to 7-ELEVENs in the future, six Quik Mart high-volume gasoline outlets combined with a mini-convenience store ranging in size from 300 to 1,600 square feet of sales space stocked primarily with snack food, candy, cold drinks and other immediately consumable items, three other CITGO-branded high-volume, multi-pump, self-service gasoline-dispensing locations, one HIGH'S Dairy Store located in Virginia, which is similar in size and location to a 7-ELEVEN store and one other retail location in Illinois.


               OTHER INFORMATION ABOUT THE COMPANY

MAJORITY OWNER. IYG Holding Company, a Delaware corporation ("IYG"), is a jointly owned subsidiary of Ito-Yokado and Seven-Eleven Japan, formed for the specific purpose of purchasing the Common Stock of the Company. Ito-Yokado owns 51% and Seven-Eleven Japan owns 49%, respectively, of IYG. See "Current Recapitalization Plans", above.

ITO-YOKADO. Ito-Yokado is among the largest retailing companies in Japan. Its principal business consists of the operation of approximately 150 superstores that sell a broad range of food, clothing and household goods. In addition, its activities include operating two restaurant chains doing business under the names "Denny's" and "Famil" and a chain of supermarkets. All of Ito-Yokado's operations are located in Japan except for some limited overseas purchasing activities and two stores in China. Ito-Yokado guarantees the Company's $650 million commercial paper facility. In addition, in 1995, Ito-Yokado purchased $153 million of 4.5% Convertible Quarterly Income Debt Securities due 2010 issued by the Company and, in February, 1998, purchased $40.8 million of 4.5% Convertible Quarterly Income Debt Securities due 2013 issued by the Company.

SEVEN-ELEVEN JAPAN. Seven-Eleven Japan is a 50.3%-owned subsidiary of Ito-Yokado. Seven-Eleven Japan is the largest area licensee of the Company with approximately 8,027 7-ELEVEN stores in Japan. In addition, Seven-Eleven Japan owns Seven-Eleven (Hawaii), Inc., which, as of year-end 1999, operated an additional 50 7-ELEVEN stores in Hawaii under a separate area license agreement covering that state. In November 1995, Seven-Eleven Japan purchased $147 million of 4.5% Convertible Quarterly Income Debt Securities due 2010 issued by the Company and, in February 1998, purchased $39.2 million of 4.5% Convertible Quarterly Income Debt Securities due 2013, issued by the Company.

RESEARCH AND DEVELOPMENT. The Company conducted extensive testing in 1999 of new recipes, products, packaging and imaging of the fresh food case in connection with the development and merchandising of new or reformulated fresh food products. The Company's test kitchen was involved in taste tests and testing of equipment used for cooking and displaying food products, including quality assurance testing.

TRADEMARKS. The Company's 7-ELEVEN trademark has been registered since 1961 and is well known throughout the United States and in many other parts of the world. Other trademarks and service marks owned by the Company include SUPER-7, SLURPEE, BIG GULP, BIG BITE, DELI CENTRAL, WORLD OVENS and QUALITY CLASSIC SELECTION, as well as many additional trade names, marks and slogans relating to other individual types of foods, beverages and other items and 7-ELEVEN FRUT COOLER as well as 7-ELEVEN BAKERY STIX and V.com.

ADVERTISING. In 1999, the Company continued its radio and television advertising with the "7-Eleven Angel", which focused on the introduction of 7-ELEVEN FRUT COOLER and 7-ELEVEN BAKERY STIX. Radio advertising was also used to highlight specific products, including 7-ELEVEN's exclusive blend coffee, especially highlighting the rich French roast coffee, new breakfast sandwiches, the new SLURPEE SPLITZ-O cup, as well as the FSD Star Wars cups and 7-ELEVEN FRUT COOLER , 7-ELEVEN CAFE COOLER, and 7-ELEVEN BAKERY STIX. The Company also used outdoor billboard advertising in select markets.

COMPETITION. During the past few years the Company, like other traditional convenience retailers, has experienced increased competitive pressures from supermarkets and drug stores offering extended hours and services, as well as from an increasing number of convenience-type stores built by the oil companies. While many retailers are also facing increased competition from the Internet, the Company does not currently think that its traditional sales categories will be impacted by the availability of merchandise over the Internet, but the Company is developing an e-commerce strategy to provide ways for the stores to participate in the expanding variety of internet driven merchandising opportunities.

     While it is difficult to determine the exact number of competitive c-store type outlets in the U.S., the Company estimates, based on industry surveys, that approximately 120,000 c-stores (including gasoline retailers that carry at least 500 sku's) are in operation in the U.S.

     It is widely recognized that 7-ELEVEN is the most prominent name in the convenience retailing industry. However, the Company's convenience retailing operations represent only a very small percentage of the highly competitive food retailing industry. Independent industry sources estimate that in the United States annual sales in 1998 (the most recent data available) for the convenience store industry were approximately $164 billion (including $88.9 billion of gasoline).

      The Company's stores compete with a number of national, regional, local and independent retailers, including grocery and supermarket chains, grocery wholesalers and buying clubs, other convenience store chains, oil company gasoline/mini-convenience "g-stores," independent food stores, and fast food chains as well as variety, drug and candy stores. In sales of gasoline, the Company's stores compete with other food stores and service stations and generate only a very small percentage of the gasoline sales in the United States. Each store's ability to compete is dependent on its location, accessibility and individual service. Growing competitive pressures from new participants in the convenience retailing industry and the rapid growth in numbers of convenience-type stores opened by oil companies over the past several years have intensified competitive pressures for the Company.

EMPLOYEES. At December 31, 1999, the Company had 33,687 employees, of whom approximately 28% percent were considered to be either temporary or part-time employees. None of the Company's employees in the U.S. were subject to collective bargaining agreements at year-end. Approximately 60 nonsupervisory employees in Canada, in five separate stores in British Columbia, have had the United Food and Commercial Workers Union ("UFCW") certified as their agent for collective bargaining. The Company has entered into an agreement regarding these five stores.

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

     For a description of Current Environmental Projects And
Proceedings, see "Management's Discussion and Analysis of Financial Condition and Results of Operations, Environmental" beginning on page 38, below.

                         RISK FACTORS

RISKS PARTICULAR TO OUR INDEBTEDNESS.

OUR DEBT LEVELS MAY LIMIT OUR FUTURE FLEXIBILITY IN OBTAINING ADDITIONAL FINANCING AND IN PURSUING BUSINESS OPPORTUNITIES. As of December 31, 1999, we had outstanding indebtedness of $2.045 billion, including $362.5 million under our senior bank facilities and $287.2 million of our 5% First Priority Senior Subordinated Debentures due 2003, $133.9 million of our 4.5% Second Priority Senior Subordinated Debentures (Series A) due 2004, $21.8 million of our 4% Second Priority Senior Subordinated Debentures (Series B) due 2004 and $634.4 million of commercial paper outstanding. In addition, there are $380 million aggregate amount of 4.5% QUIDS outstanding, owned by Ito-Yokado and Seven-Eleven Japan. (The Company's indebtedness, other than the bank indebtedness, shall be collectively referred to as the "Debt Securities.") On March 16, 2000 the Company received $540 million which was used to repay the outstanding balance of $112.5 million on the Company's bank term loan and will be used to reduce the Company's revolving credit facility by approximately $250 million and commercial paper facility by $177 million. (See Note 2 to the Consolidated Financial Statements.)
Our high degree of leverage could have important consequences to the holders of our common stock, including but not limited to the following:
* our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired in the future;

* certain of our borrowings are at variable rates of interest, including borrowings under the senior bank facilities, which expose us to the risk of increased interest rates; and

* our substantial degree of leverage may limit our flexibility to implement our business strategy and adjust to changing market conditions, reduce our ability to withstand competitive pressures and make us more vulnerable to a downturn in general economic conditions.

Our ability to make scheduled payments or to refinance our obligations with respect to our indebtedness will depend on our financial and operating performance, which in turn will be subject to prevailing economic conditions and to certain financial, business and other factors beyond our control. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay planned expansion and capital expenditures, sell assets, obtain additional equity capital or restructure our debt. We cannot assure you that our operating results, cash flow and capital resources will be sufficient for payment of our indebtedness in the future. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations, and we cannot assure you as to the timing of these sales or the proceeds that we could realize therefrom. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources," for more information.

OUR DEBT FACILITIES CONTAIN RESTRICTIVE COVENANTS, WHICH MAY LIMIT OUR ABILITY TO ENGAGE IN VARIOUS ACTIVITIES. Our bank credit facilities and the indentures related to our Debt Securities contain a number of significant covenants that, among other things, restrict our ability AND THAT OF OUR SUBSIDIARIES to dispose of assets, incur additional indebtedness and pay dividends. These restrictive covenants may restrict our ability to implement our growth strategy, respond to changes in industry conditions, secure additional financing, engage in acquisitions and develop new locations and other expansion of our operations. In addition, we are required to comply with specific financial ratios and satisfy certain financial conditions. Any breach of these covenants could cause a default under our debt obligations and result in our debt becoming immediately due and payable which would adversely affect our business, financial condition and results of operations.

RISKS PARTICULAR TO OUR OPERATIONS.

CHANGES IN GASOLINE SUPPLY, PRICES AND DEMAND AFFECT OUR BUSINESS. Gasoline sales comprise a substantial portion of our revenues. Therefore, interruptions in the supply of gasoline and increases in the cost of gasoline could adversely affect our business, financial condition or results of operations. Gasoline profit margins have a significant impact on our earnings because gasoline revenue has averaged approximately 25% of our revenues during the last three-year period. Although we have a long-term product purchase and a product supply agreement with CITGO Petroleum Corporation ("Citgo"), the following factors are beyond our control and affect the volume of gasoline we sell and the gasoline profit margins we achieve:

*   the worldwide supply and demand for gasoline;
*   any volatility in the wholesale gasoline market; and
*   the pricing policies of competitors in local markets.
In addition, because gasoline sales generate customer traffic to our stores, decreases in gasoline sales could impact merchandise sales. CHANGES IN TOBACCO LEGISLATION, PRICING AND DEMAND AFFECT OUR BUSINESS. Future tobacco legislation and increased pricing by cigarette manufacturers could have an impact on sales and margins in the tobacco
category.   If we are unable to pass along price increases of tobacco
products to our customers, our business, financial condition or results of operations could be adversely affected because tobacco sales comprise an important part of our revenues. Based on purchases, the Company estimates that sales of tobacco products have averaged approximately 24% of our merchandise revenue over the past three fiscal years. National and local campaigns to discourage smoking, as well as increases in taxes on cigarettes and other tobacco products, may have a material impact on our sales of tobacco products. The consumer price index for 1999 on tobacco products increased approximately 9%. In addition, major cigarette manufacturers have increased the wholesale prices and then offered rebates to offset the price increases. We cannot assure you that major cigarette manufacturers will continue to offer these rebates or that any resulting increase in prices to our customers will not have a material adverse effect on our cigarette sales and gross profit dollars. A reduction in the amount of cigarettes sold by us could adversely affect our business, financial condition and results of operations.

INDUSTRY RISKS

THE CONVENIENCE STORE AND RETAIL GASOLINE INDUSTRIES ARE HIGHLY COMPETITIVE. We compete with numerous other convenience stores and supermarkets. In addition, our stores offering self-service gasoline compete with gasoline service stations and, more recently, supermarkets. Our stores also compete to some extent with supermarket chains, drug stores, fast food operations and other similar retail outlets. Major competitive factors include, among others, location, ease of access, gasoline brands, pricing, product and service selections, customer service, store appearance, cleanliness and safety. In addition, inflation, increased labor and benefit costs and the lack of availability of experienced management and hourly employees may adversely affect the profitability of the convenience store industry. In addition, changes in the minimum wage can impact both the availability of labor and the competitive cost of doing business. Any or all of these factors could create heavy competitive pressures and have an adverse effect on our business, financial condition or results of operations.

OUR BUSINESS IS SEASONAL. Unfavorable weather conditions in the spring and summer months could adversely affect our business, financial condition or results of operations. During the spring and summer vacation season, customers are more likely to purchase higher profit margin items at our stores, such as fast foods, fountain drinks and other beverages, and more gasoline at our gasoline locations. As a result, we typically generate higher revenues and gross margins during warmer weather months. If weather conditions are not favorable during these periods, our operating results and cash flow from operations could be adversely affected.

OUR BUSINESS IS SUBJECT TO EXTENSIVE AND CHANGING ENVIRONMENTAL REGULATION. We are subject to extensive environmental regulation, and increased regulation or our failure to comply with existing regulations could require substantial capital expenditures or affect our business, financial condition or results of operations. In addition, our business is subject to extensive environmental requirements, particularly environmental laws regulating underground storage tanks. Compliance with these regulations will require significant capital expenditures. See "Environmental Matters," above.

OUR BUSINESS IS SUBJECT TO NUMEROUS LOCAL REGULATIONS. In certain areas where stores are located, state or local laws limit the hours of operation or sale of certain products, most significantly alcoholic beverages, tobacco products, possible inhalants and lottery tickets. State and local regulatory agencies have the authority to approve, revoke, suspend or deny applications for and renewals of permits and licenses relating to the sale of these products or to seek other remedies. In most states, such agencies have discretion to determine if a licensee is qualified to be licensed, and denials may be based on past noncompliance with applicable statutes and regulations, as well as on the involvement of the licensee in criminal proceedings or activities which in such agencies' discretion are determined to adversely reflect on the licensee's qualifications. Such regulation is subject to legislative and administrative change from time to time.

     In addition, federal regulations now require retailers to have procedures in place to determine the age of persons wanting to purchase tobacco products. The Company anticipates that in the future there may be additional restrictions on the sale of tobacco products.

These factors, among others, may have an impact on the Company in 2000 and thereafter.

                EXECUTIVE OFFICERS OF THE REGISTRANT

OFFICERS AS OF DECEMBER 31, 1999. The names, ages, positions and offices with the registrant of all executive officers, as well as the Chairman of the Board and the Vice Chairman of the Board, of the Company are shown in the following chart. The term of office of each executive officer is at the pleasure of the board of directors. The business experience of each such executive officer for at least the last five years, and the period during which he or she served in office, as well as the date each was employed by the Company, are reflected in the applicable footnotes to the chart. Mr. Ito and Mr. Suzuki, as Chairman of the Board and Vice Chairman of the Board, respectively, are officers of the Board and are not administrative executive officers.


                          AGE AT
      NAME               3-01-00                    POSITIONS AND OFFICES
                                                 WITH REGISTRANT AT 12-31-99
-----------------       ---------                 --------------------------
Masatoshi Ito              75               Chairman of the Board and Director (1)
Toshifumi Suzuki           67               Vice Chairman of the Board and Director (2)
Clark J. Matthews, II      63               President, Chief Executive Officer; Secretary and Director (3)
James W. Keyes             44               Executive Vice President and Chief Operating Officer and
Director(4)
Masaaki Asakura            57               Senior Vice President and Director (5)
Rodney A. Brehm            52               Senior Vice President, Store Operations(6)
Joseph F. Gomes            60               Senior Vice President, Logistics (7)
Gary Rose                  54               Senior Vice President, Merchandising (8)
Bryan F. Smith, Jr.        47               Senior Vice President and General Counsel (9)
Frank Crivello             46               Vice President, Northeast Division (10)
Cynthia L. Davis           45               Vice President, Central Division (11)
Krista Fuller              45               Vice President, Development (12)
Jeff Hamill                45               Vice President, Southwest Division (13)
John Harris                53               Vice President, Florida Division (14)
David Huey                 47               Vice President, North Pacific Division (15)
Gary Lockhart              54               Vice President, Gasoline Supply (16)
Dave Podeschi              49               Vice President, Foods/Non Foods Merchandising (17)
Sharon R. Powell           48               Vice President, Fresh Foods (18)
Jeffrey Schenck            49               Vice President, Great Lakes Division (19)
Ezra Shashoua              45               Treasurer (20)
Nancy A. Smith             42               Vice President, Marketing and Communications (21)
Linda Svehlak              54               Vice President, Information Systems (22)
Donald E. Thomas           41               Vice President and Controller (23)
Rick Updyke                40               Vice President, Planning (24)



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

     (3) Director of the Company since March 5, 1991, and from 1981 until December 15, 1987; President and Chief Executive Officer since March 5, 1991 and Secretary since April 1995; Executive Vice President (or Senior Executive Vice President) and Chief Financial Officer from 1979 to 1991; Vice President and General Counsel from 1973 to 1979; employee of the Company since 1965. (The Company has announced that Mr. Matthews will retire as President and Chief Executive Officer, effective April 30, 2000.)

     (4) Director of the Company since April 23, 1997; Executive Vice President and Chief Operating Officer since May 1, 1998; (Proposed President and Chief Executive Officer, to be elected April 26, 2000, effective May 1, 2000); Chief Financial Officer from May 1996; Senior Vice President, Finance, from June 1993 to April 1996; Vice President, Planning and Finance, from August 1992 to June 1, 1993; Vice President and/or Vice President, National Gasoline, from August 1991 to August 1992; General Manager, National Gasoline, from 1986 to 1991; employee of the Company since 1985.

     (5) Director of the Company since April 23, 1997; Senior Vice President from May 1998 to present; Vice President from May 1997 to April 1998; General Manager and Overseas Liaison, Planning Department, Seven-Eleven Japan Co., Ltd., from 1995 to 1997; Executive Vice President and General Manager, Seven-Eleven (Hawaii), Inc., from 1991 to 1994; employee of Seven-Eleven Japan Co., Ltd. since 1976.

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

     (7) Senior Vice President, Logistics, from May 1, 1998 until his retirement, effective January 31, 2000; Vice President, Logistics, from May 1997 to April 1998; Vice President, Central Division, from May 1996 to April 1997; Division Manager, August 1993 to April 1996; Operations Manager, January 1992 to August 1993; Operations Division Manager from June 1989 to January 1992; employee of the Company from 1978 to 2000.

     (8) Senior Vice President, Merchandising, from May 1, 1998 to present; Vice President, Non-Foods Merchandising from May 1997 to April 1998; Vice President, Gasoline and Environmental Services from May 1995 to April 1997; National Gasoline Manager from January 1991 to April 1995; Manager, East/West Gasoline from November 1987 to January 1991; employee of the Company since 1968.

     (9) Senior Vice President and General Counsel from May 1, 1995 to present; Vice President and General Counsel from August 1992 to April 1995; Assistant General Counsel from January 1990 to July 1992; Associate General Counsel from January 1987 to December 1989; employee of the Company since 1980.

     (10) Vice President, Northeast Division, from May 1, 1996 to present; Division Manager from October 1987 to April 1996; employee of the Company since 1981.

     (11) Vice President, Central Division, from May 1, 1997 to present; Division Manager from February 1997 to April 1997; Product Director from January 1995 to February 1997; Category Manager from November 1993 to January 1995; Merchandising Manager from September 1992 to November 1993; Operations Division Manager from November 1990 to August 1992; Division Manager from October 1987 to October 1990; employee of the Company since 1978.

     (12) Vice President, Development, from May 1, 1998 until January 15, 2000; Vice President, Construction and Maintenance, from July 1997 to April 1998; Manager, Corporate Maintenance from April 1992 to July 1997; Division Operations Manager from November 1990 to January 1992; Division Manager from October 1987 to October 1990; employee of the Company from 1981 to 2000.

     (13) Vice President, Southwest Division, from May 1, 1998 to present; Southwest Division Manager from January 1998 to April 1998; Southwest Division Sales/Marketing Manager from March 1997 to December 1997; Southwest Division Merchandising Manager from March 1992 to February 1997; employee of the Company since 1979.

     (14) Vice President, Florida Division, from May 1, 1998 to present; Vice President, Chesapeake Division from May 1997 to April 1998; Vice President, Florida Division from May 1996 to April 1997; Division Manager from October 1987 to April 1996; employee of the Company since 1979.

     (15) Vice President, North Pacific Division, from May 1, 1999 to present; Division Manager from December 1998 to April 1999; Vice President -Marketing (VP of Southland Canada) from April 1994 to November 1998; National Merchandising Manager from April 1993 to April 1994; National Marketing Manager from June 1990 to April 1993; employee of the Company since 1975.

     (16) Vice President, Gasoline Supply, from May 1, 1998 to present; General Manager, Gasoline Supply from September 1997 to April 1998; employee of the Company since 1997. General Manager, Product Supply and Distribution, CITGO Petroleum Corporation, a petroleum refining and marketing company, from 1984 until September 1997.

     (17) Vice President, Foods Merchandising, from May 1, 1998 to present; Manager, Business Systems Development - Merchandising from December 1994 to April 1998; Retail Automation Study Team Leader from May 1993 to December 1994; employee of the Company since 1980.

     (18) Vice President, Fresh Foods, from March 23, 1998 to present; Vice President, Florida Division, from May 1997 to March 1998; Division Manager, April 1997; Division Logistics Manager from March to April 1997; Fresh Foods Area Operations Manager from March 1995 to February 1997; Market Manager from December 1993 to February 1995; Director of Operations from September 1992 to November 1993; Operations Division Manager from April 1992 to August 1992; employee of the Company since 1974.

     (19) Vice President, Greater Midwest Division, from May 1, 1996 to present; Division Manager from October 1987 to April 1997; employee of the Company since 1976.

     (20) Treasurer from May 1, 1998 to present; Assistant General Counsel from December 1989 to April 1998; employee of the Company since 1982.

     (21) Vice President, Marketing, since January 7, 2000; Vice President, Marketing and Communications from May 1, 1999 to January 2000; Director Advertising and Promotions from January 1999 to May 1999; National Promotions/POP Manager from October 1997 to January 1999; employee since 1980.

     (22) Vice President, Information Systems, from May 1997 to present; Manager, MIS from May 1992 to April 1997; Systems Manager from December 1984 to May 1992; employee of the Company since 1970.

     (23) Vice President and Controller from May 1, 1997 to present; Controller from August 1995 to April 30, 1997; Assistant Controller from January 1993 to July 1995; employee of the Company since 1993. Financial Manager, The Trane Company, from April 1992 to December 1992; Senior Manager, Audit Department, Deloitte & Touche, from January 1990 to March 1992; Audit Department, Deloitte & Touche, from 1989 to 1992.

     (24) Vice President, Planning, from May 1, 1998 to present; Manager of Planning from February 1997 to April 1998; Manager Investor Relations & Business Analysis from November 1995 to February 1997; Consulting Group Manager from December 1994 to November 1995; Manager Investor Relations from January 1994 to December 1994; employee of the Company since 1984.


FORMER OFFICERS. The names, ages, positions and offices formerly held with the registrant and the business experience for the past five years of all persons who served as officers of the Company during 1999 but who no longer serve as such are shown below. Also shown for each such person is the period during which he or she served in his or her office, as reflected in the footnotes to the following chart.

                                         Age at
               Name                     3-01-00
             ---------               ------------
            Terry L. Blocher (1)          55
            Paul L. Bureau, Jr. (2)       58
            Nathan D. Potts  (3)          61
            David A. Urbel  (4)           58


     (1) Vice President, Canada Division, from March 1998 until January 1999; Vice President, Human Resources from March 1997 to
February 1998; Vice President, Southwest Division, from May 1995, to April 1997; Division Manager from February 1985 to April 1995; employee of the Company since 1971.

     (2) Vice President, Corporate Tax, from May 1993 until retirement in February 1999; Corporate Tax Manager from March 1983 to May 1993; Partner, Touche Ross & Co., from 1978 to 1983; employee of the Company from 1983 to 1999.

     (3) Vice President, Non-Foods Merchandising, from May 1, 1998 until retirement in February 1999; Vice President, Foods Merchandising, from May 1997 to April 1998; Product Director from May 1993 to April 1997; Regional Merchandising Manager, March 1992 to April 1993; General Manager from November 1990 to March 1992; Division Manager from 1989 to 1990; Regional Marketing Manager from 1985 to 1989; employee of the Company from 1971 to 1999.

     (4) Vice President, Finance, from May 1, 1998 until retirement on April 30, 1999; Vice President and Treasurer from May 1997 to May 1998; Vice President, Planning and Treasurer from August, 1992 to April 1997; Vice President since April, 1992 and Treasurer since December 1987; Deputy Treasurer from 1984 to 1987; Assistant Treasurer from 1983 to 1984; employee of the Company from 1970 until 1999.

ITEM 2.  PROPERTIES

     In February, 1997, the Company refinanced all of its remaining debt under the Prior Credit Agreement. The new Credit Agreement is unsecured and, therefore, the encumbrances on all the Company's properties were released.

NEW LEASE FACILITY. In August 1999, the Company entered into a leasing facility that will provide up to $100 million of off-balance-sheet financing to be used for the construction of new stores. A trust (the lessor), funded primarily by a group of senior lenders, will acquire land and undertake construction projects with the Company acting as the construction agent. During the construction period following the lease commencement date, interim rent will be added to the amount funded for land and construction. Rental payments begin immediately following the end of the construction period. Rental payments are based on interest incurred by the trust on amounts funded under the facility; such interest is based on LIBOR plus 2.075%. The lease has a maximum lease term of 66 months. The lease, which is accounted for as an operating lease, contains financial and operating covenants similar to those under the Company's Credit Agreement. (See "Notes to the Consolidated Financial Statements.")

SALE-LEASEBACK TRANSACTIONS. Beginning in the last quarter of 1999 and continuing in the first quarter 2000, the Company has entered into a series of sale-leaseback financing agreements whereby land, buildings and real and personal property improvements associated with 63 7-ELEVEN stores were sold and leased back by the Company.

      The transactions that occurred in the first quarter 2000 are not reflected in the following table, which provides information as of December 31, 1999.

7-ELEVEN STORES

The following table shows the location and number of the Company's 7-Eleven convenience stores (excluding stores under area licenses and of certain affiliates) in operation on December 31, 1999.

STATE/PROVINCE                   OPERATING 7-ELEVEN CONVENIENCE STORES
---------------                 ---------------------------------------

                                OWNED          LEASED (A)        TOTAL
U.S.
-----
  Arizona                        45               57               102
  California                    243              927             1,170
  Colorado                       61              174               235
  Connecticut                     7               43                50
  Delaware                       10               17                27
  District of Columbia            4               14                18
  Florida                       229              267               496
  Idaho                           6                8                14
  Illinois                       58               91               149
  Indiana                        10               30                40
  Kansas                          7                8                15
  Maine                           0               13                13
  Maryland                       87              218               305
  Massachusetts                  13               81                94
  Michigan                       50               67               117
  Missouri                       33               50                83
  Nevada                         96              101               197
  New Hampshire                   3               14                17
  New Jersey                     75              133               208
  New York                       43              204               247
  North Carolina                  2                5                 7
  Ohio                           11                4                15
  Oregon                         37               95               132
  Pennsylvania                   74               92               166
  Rhode Island                    0               11                11
  Texas                         114              172               286
  Utah                           42               70               112
  Virginia                      201              403               604
  Washington                     54              163               217
  West Virginia                  10               13                23
  Wisconsin                      15                0                15

CANADA
-------
  Alberta                        30              103               133
  British Columbia               25              120               145
  Manitoba                       14               35                49
  Ontario                        31               79               110
  Saskatchewan                   21               22                43
                              -----            -----             ------
        Total                 1,761            3,904              5,665
                              =====            =====             ======

     (a) Of the 7-ELEVEN convenience stores set forth in the foregoing table, 578 are leased by the Company from the 7-ELEVEN, Inc. Employees' Savings and Profit Sharing Plan (the "Savings and Profit Sharing Plan"). As of year-end 1999, the Company also leased 14 closed convenience stores or office locations from the Savings and Profit Sharing Plan.

     At the end of 1999, the 7-ELEVEN stores group was using 66 offices in 20 states and Canada.

OTHER RETAIL. As shown in the following table, at year-end 1999, the Company operated 27 stores still using the Christy's Market name in Massachusetts, Maine, New Hampshire and Vermont. There were also six Quik Marts and three other high volume gasoline dispensing locations in California, Indiana, Texas and Virginia, one HIGH'S Dairy Store located in Virginia and one other retail location in Illinois included in the Company's operations.

     The following table shows the location and number of the Company's other operating retail locations including Christy's Market, Quik
Marts, HIGH'S and other locations in operation on December 31, 1999.

        STATE                OTHER OPERATING RETAIL LOCATIONS
       -------              ----------------------------------

                            OWNED         LEASED        TOTAL
California                    3             0             3
Illinois                      0             1             1
Indiana                       0             1             1
Maine                         0            11            11
Massachusetts                 0             9             9
New Hampshire                 0             3             3
Texas                         2             0             2
Vermont                       0             4             4
Virginia                      3             1             4
                           -----          -----         -----
        Total                 8            30            38
                           =====          =====         =====
     The Company plans to either close or convert most of these units to 7-ELEVEN stores over the next few years.

OTHER INFORMATION ABOUT PROPERTIES AND LEASES. At December 31, 1999, there were 32 7-ELEVEN stores in various stages of construction. The Company owned or was under contract to purchase 40, and had leases on 102, undeveloped convenience store sites. In addition, the Company held 71 7-ELEVEN, HIGH'S and Quik Mart properties available for sale consisting of 35 unimproved parcels of land, 25 closed store locations and 11 parcels of excess property adjoining store locations. At December 31, 1999, 8 of these properties were under contract for sale.

     On December 31, 1999, the Company held leases on 223 closed store or other non-operating facilities, 14 of which were leased from the Savings and Profit Sharing Plan. Of these, 161 were subleased to outside parties.

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

CORPORATE. The Company's corporate office headquarters is in Dallas, Texas in a 42-story office building, known as Cityplace Tower. A subsidiary of the Company owns the Cityplace Tower and leases it to the Company. The Company's lease covers the entire Cityplace Tower, but gives the Company the right to sublease to other parties. Since 1996, subleases with third parties have been in place so that (including the space leased by the Company) the building is virtually completely leased or reserved for expansion under current leases. The Company currently utilizes other office space in and around Dallas (although most corporate office space is consolidated in Cityplace Tower).

ITEM 3.  LEGAL PROCEEDINGS

THE FOLLOWING INFORMATION UPDATES THE STATUS OF CERTAIN PREVIOUSLY REPORTED PENDING LITIGATION INVOLVING THE COMPANY.

7-ELEVEN OWNERS FOR FAIR FRANCHISING, ET AL. V. THE SOUTHLAND
CORPORATION ("OFFF") VALENTE, ET AL. V. THE SOUTHLAND CORPORATION, ET
AL.

     As previously reported, the Company is a defendant in two legal actions, which are referred to as the 7-ELEVEN OFFF and VALENTE cases, filed by franchisees in 1993 and 1996, respectively, asserting various claims against the Company, including claims that the Company wrongfully failed to credit the franchisees' accounts with the value of equipment and with various rebates, discounts and allowances that the Company received from various vendors.

     A nationwide settlement of the litigation was negotiated. In connection with the settlement, the OFFF and VALENTE cases have been combined on behalf of a nationwide class of all persons who operated 7-ELEVEN convenience stores in the continental United States at any time between January 1, 1987 and July 31, 1997, pursuant to franchise agreements with the Company. Class members have overwhelmingly approved the settlement, and the court presiding over the settlement process gave its final approval of the settlement on April 24, 1998.

     Notices of appeal of the order approving the settlement were filed on behalf of three of the attorneys who represented the class, six former franchisees and two current franchisees. One of these current franchisees has dismissed his appeal. The settlement agreement will not become effective until the appeals are resolved.

     The status of this matter has not changed since previously reported.

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

     Information concerning other legal proceedings is incorporated herein from "Management's Discussion and Analysis, Environmental," beginning on page 38, below.

     In the ordinary course of business, the Company is also involved in various other legal proceedings which, in the Company's opinion, are not material, either individually or in the aggregate.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

     The Company's Common Stock, $.0001 par value per share, is the only class of common equity of the Company and represents the only voting securities of the Company. As of March 3, 2000, there were 410,112,375 shares of Common Stock issued and outstanding and 3,999 record holders of the Common Stock. The Company's Common Stock is traded on The Nasdaq Stock Market under the symbol "SVEV". The following information has been provided to the Company by The Nasdaq Stock Market.


    QUARTERS              PRICE RANGE
                     HIGH      LOW      CLOSE
     1999
     FIRST        $ 2.563   $ 1.594   $ 2.031
     SECOND         2.750     1.813     2.219
     THIRD          2.219     1.875     1.969
     FOURTH         2.125     1.594     1.781

     1998
     FIRST        $ 3.031   $ 1.563   $ 2.078
     SECOND         3.031     2.063     2.750
     THIRD          3.031     2.063     2.500
     FOURTH         2.375     1.750     1.906


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

In addition, see "Current Recapitalization Plans," above.


ITEM 6.   SELECTED FINANCIAL DATA



                                     SELECTED  FINANCIAL  DATA

                                  7-ELEVEN, INC. AND SUBSIDIARIES


                                                              YEARS ENDED DECEMBER 31
                                              -----------------------------------------------------
                                                 1999       1998       1997       1996       1995
                                              ---------  ---------  ---------  ---------  ---------
                                                  (DOLLARS IN MILLIONS, EXCEPT PER-SHARE DATA)
Merchandise sales                             $ 6,216.1  $ 5,573.6  $ 5,181.8  $ 5,084.0  $ 5,063.7
Gasoline sales                                  2,035.6    1,684.2    1,789.4    1,784.9    1,682.1
Net sales                                       8,251.7    7,257.8    6,971.2    6,868.9    6,745.8
Other income                                       97.8       92.0       89.4       86.4       78.5
Total revenues                                  8,349.5    7,349.8    7,060.6    6,955.3    6,824.3
LIFO charge                                         9.9        2.9        0.1        4.7        2.6
Depreciation and amortization                     205.5      194.7      196.2      185.4      166.4
Interest expense, net                             102.2       91.3       90.1       90.2       85.6
Earnings before income taxes and
  extraordinary gain                              127.3       82.6      115.3      130.8      101.5
Income taxes (benefit) (1)                         48.5       31.9       45.3       41.3      (66.1)
Earnings before extraordinary gain                 78.8       50.7       70.0       89.5      167.6
Net earnings (2)                                   83.1       74.0       70.0       89.5      270.8
Earnings before extraordinary gain
  per common share:
     Basic                                           .19        .12        .17        .22       .41
     Diluted                                         .17        .12        .16        .20       .40
Total assets (3)                                 2,685.7    2,476.1    2,138.6    2,083.0   2,135.2
Long-term debt, including current portion        2,010.2    1,940.6    1,803.4    1,707.4   1,850.6

-------------------------

(1) Income taxes (benefit) for 1995 includes an $84.3 million tax benefit from recognition of the remaining portion of the Company's net deferred tax assets.
(2) Net earnings for 1999, 1998 and 1995 include extraordinary gains of $4.3 million, $23.3 million and $103.2 million, respectively, on debt redemptions. (See Note 9 to the Consolidated Financial Statements.)
(3) Total assets for 1998, 1997, 1996 and 1995 have been reclassified to conform to the current-year presentation.

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


MANAGEMENT STRATEGY OVERVIEW

     Over the past several years, the Company has undertaken a number of operating strategies and infrastructure development initiatives designed to improve efficiencies in operations, provide better service to customers, ensure product variety, quality and freshness, and position the Company to deliver sustainable, long-term growth. These strategies include:
     *  utilization of technology;
     *  improved merchandising;
     *  continual introduction of new items;
     *  expanding and enhancing the fresh food program;
     *  utilization of a more efficient distribution system; and
     *  developing new stores.

INFORMATION TECHNOLOGY. The core of these operating strategies is the Retail Information System (RIS), which is now installed in all U.S. stores. This proprietary system provides store operators and management at the corporate office and in the field with timely access to item-by-item sales information captured via a point-of-sale scanning system at the register. Access to product assortment and historical sales data enhances the ability:
*  to improve merchandising decisions and in-stock conditions;
* to identify customer changes in preference, developing trends in the market and items with high or limited sales potential;
* for the store operator to make better merchandising and ordering decisions; and
* for each store to better tailor its product mix to align with customer demographics and buying patterns.

MERCHANDISING/NEW ITEM INTRODUCTION. The continual introduction of new items is an important part of the long-term operating strategy. To meet changing customer needs and build sales, an average of 40 new items were available to 7-Eleven stores each week during 1999. Several significant new item introductions contributed approximately $150 million, or 25%, to the growth in merchandise sales year over year. Partnering with key vendors to develop and introduce proprietary items is an integral part of merchandising strategy, like the introduction of Bakery Stix by Kraft in July. With approximately 19,500 stores located throughout the world, management is seeking opportunities to leverage the number of stores to achieve greater purchasing efficiencies as well as enhance access to products, like the introduction of a proprietary French wine during the 1999 holiday season.

FRESH FOODS. The Company continues to refine its fresh food program and believes this category represents a tremendous opportunity, as food-to-go increases in popularity among all consumer segments. The Company has partnered with third-party commissary and bakery experts who own and operate the facilities, which are strategically located in close proximity to one of the Combined Distribution Centers ("CDCs"). This arrangement has a number of key advantages including:

*  allowing new items to be tested easily
* allowing item selection to be regionalized based on demographics; and
* providing management the ability to focus more on new product development.

     Today, proprietary World Ovens bakery products and Prime Deli sandwiches and breakfast items are delivered fresh each day to over 3,700 stores.

DEMAND CHAIN MANAGEMENT. The Company has been implementing a daily distribution infrastructure to support the fresh food program and other merchandising initiatives and has partnered with third-party logistics experts, who own and operate the 20 CDCs that are located throughout the U.S. and Canada. Today, 3,700 stores receive daily delivery of fresh food and other time-sensitive and perishable items such as dairy products. The advantages of CDCs are as follows:
*  the accuracy of deliveries is greatly improved;
* stores have access to a much broader range of products that might otherwise not be available through traditional methods of delivery;
*  delivery times occur during off-peak hours;
*  products are fresher;
*  economies of scale provide a better product cost structure; and
*  frequent replenishment minimizes inventory in the stores.

     As part of the overall strategy to improve distribution to the stores, the Company has worked with other vendors who deliver directly to the store to minimize the frequency of deliveries, improve the accuracy and scheduling of deliveries and increase the number of items delivered through the CDCs.

NEW STORE DEVELOPMENT. 7-Eleven stores are located strategically in urban and suburban markets, which has a number of advantages, including:
*  stores being located in high traffic areas;
* the ability of the Company to establish itself as the primary provider of convenience in those areas; and
* greater efficiencies for both infrastructure utilization and advertising dollars.

     During 1999, the Company opened 165 new stores in the U.S. and Canada and plans to open 200 new stores each year for the foreseeable future. These new stores are generally located in existing markets, which increases utilization of both the CDC and fresh food programs as well as providing a stronger market presence.

E-COMMERCE. In January 2000, the Company announced plans to install self-service financial services kiosks in stores located in the Dallas/Fort Worth area during 2000. The touch-screen kiosks will immediately provide customers with the ability to:
*  cash checks;
*  purchase money orders;
*  perform traditional ATM transactions; and
*  execute wire transfers.

     In the future, a wide range of services will be introduced, including event ticketing and e-commerce applications such as on-line shopping for books, music and videos. The Company has a unique opportunity to serve as a point of access for both the ordering and delivery of a wide variety of e-commerce products and services. The Company's e-commerce strategy is to leverage the kiosks and the 7-Eleven web site, providing customers a point of contact to the Internet, with the nationwide network of stores and daily distribution infrastructure to provide an element of convenience to on-line shopping. The daily distribution capabilities provided by the combined distribution centers will enable customers to pick up items ordered on-line at their convenience 24 hours a day, 365 days a year.

RESULTS OF OPERATIONS

SUMMARY OF RESULTS OF OPERATIONS
     The Company's net earnings for the year ended December 31, 1999, were $83.1 million, compared to net earnings of $74.0 million in 1998 and $70.0 million in 1997.



                                                        YEARS ENDED DECEMBER 31
                                                       -------------------------
(DOLLARS IN MILLIONS, EXCEPT PER-SHARE DATA)           1999     1998     1997
                                                       ----     ----     ----
Earnings before income taxes
     and extraordinary gain                            $127.3   $ 82.6   $115.3
Income tax expense                                      (48.5)   (31.9)   (45.3)
Extraordinary gain on debt redemption (net of tax)        4.3     23.3       -
                                                       -------  -------  -------
Net earnings                                           $ 83.1   $ 74.0   $ 70.0
                                                       =======   ======  =======
Net earnings per common share - Basic                  $  .20   $  .18   $  .17
                                                       =======   =======  ======
Net earnings per common share - Diluted                $  .18   $  .17   $  .16
                                                       =======   =======  ======


     The Company's earnings before income taxes and extraordinary gain increased $44.7 million in 1999, primarily due to merchandise sales and gross profit growth, combined with several charges or credits that impacted 1999 and 1998 results. 1999 results included a $14 million credit related to an environmental adjustment, offset by $4.7 million of termination benefits. The 1998 results included charges of $14.1 million associated with write-offs of computer equipment and development costs, $11.4 million for deletion of excess or slow-moving inventory and $7.6 million in severance and related costs.

(EXCEPT WHERE NOTED, ALL PER-STORE NUMBERS REFER TO AN AVERAGE OF ALL STORES RATHER THAN ONLY STORES OPEN MORE THAN ONE YEAR.)

SALES
     Net sales grew $994 million in 1999, or 13.7%, when compared to 1998. The following table illustrates the Company's sales growth over the last 3 years:



                                                  YEARS ENDED DECEMBER 31
                                                  ------------------------
 INCREASE/(DECREASE) FROM PRIOR YEAR                1999     1998    1997
 -----------------------------------               ------   -----    -----

   Net Sales (in billions)                          $8.25    $7.26   $6.97
   U.S. same-store merchandise sales growth          9.1%     5.7%    1.5%



MERCHANDISE SALES GROWTH DATA. Total merchandise sales increased 11.5% in 1999 and 7.6% in 1998 compared to the prior year. Sales increases have been driven by strong same-store sales growth, increases in the store base (77 stores in 1999 and 203 stores in 1998) and cost inflation relative to cigarettes in 1999. The same-store sales growth in part is attributable to the ongoing implementation of strategic initiatives and the consistent introduction of new products. With the exception of cigarettes, inflation has been relatively low and fairly consistent over the last several years. Cigarette wholesale cost increases, which were reflected in higher retail prices, accounted for approximately four to five percentage points of the same-store merchandise sales growth in 1999. In 1998, the cigarette category impacted same-store merchandise sales growth by less than 2%.

     While average per-store merchandise sales growth has been fairly consistent among the various geographical areas, category results have been mixed. Categories driving the 1999 merchandise sales increase included:
* cigarettes, where sales increased primarily due to retail price increases associated with manufacturer cost and excise tax increases;
* prepaid phone cards and trading cards, where sales are up primarily due to the introduction of new products; and
* non-carbonated beverage sales continue to rise due to the introduction of new products and flavors and the continuing shift away from carbonated drinks.

     Categories with significant merchandise sales increases in 1998 were:
* cigarettes, where sales increased primarily due to retail price increases associated with manufacturer cost increases;
* Cafe Cooler, a frozen non-carbonated drink introduced in the spring of 1998, which provided incremental growth in per-store sales;
* Slurpee, non-carbonated drinks and coffee, which increased substantially, partially due to the introduction of new products, flavors and packaging; and
* fresh foods/bakery, due in part to new and expanded CDC services/products.

      Several mature categories have had slight declines over the last two years primarily due to a shift in customer preferences. These categories include newspapers, carbonated beverages and prepackaged bakery/bread.

GASOLINE SALES GROWTH DATA. Gasoline sales dollars per store increased 14.4% in 1999, compared to 1998, after a decline of 10.6% in 1998, compared to 1997. The retail price of gasoline is a large factor in these fluctuating sales dollars, with the average price increasing 12 cents per gallon in 1999 after dropping 18 cents per gallon in 1998, compared to the prior year. Other factors increasing 1999 sales were an average per-store gallon volume increase of 3.5%, combined with operating an average of 118 more gasoline facilities. In 1998, gasoline gallon sales per store increased 4.2% when compared to 1997. The average per-store gasoline volume increases are primarily due to new stores, which pump higher volumes than existing stores.

OTHER INCOME
     Other income of $97.9 million for 1999 was $5.8 million higher than 1998 and $8.4 million higher than 1997. The improvement over the last two years is a combination of increased royalty income from licensed operations, combined with fees generated from higher levels of franchising activity. In 1999, approximately $56 million of the royalties were from area license agreements with Seven-Eleven Japan Co., Ltd. ("SEJ"). One year following repayment of the Company's 1988 Yen-denominated loan (see Note 9 to the Consolidated Financial Statements), currently projected for 2001, royalty payments from SEJ will be reduced by approximately two-thirds in accordance with terms of the amended license agreement.

GROSS PROFITS
GROSS PROFIT ON MERCHANDISE. The following table sets forth information on the Company's gross profits on merchandise sales for each of the last three years:



                                                           YEARS ENDED DECEMBER 31
                                                      ------------------------------
                                                        1999       1998        1997
                                                        ------    -------    -------
Merchandise Gross Profit - DOLLARS IN MILLIONS        $ 2,142.4  $ 1,927.6  $ 1,828.4

Gross profit margin percent                             34.46%     34.58%     35.29%

INCREASE/(DECREASE) FROM PRIOR YEAR - ALL STORES
     Average per-store gross
        profit dollar change                             8.8%       3.2%       2.3%
     Margin percentage point change                     (.12)      (.71)       .13
     Average per-store merchandise sales                 9.1%       5.2%       1.9%


     The improvement in 1999 and 1998 total merchandise gross profit dollars, compared to 1998 and 1997, respectively, was due to a combination of higher per-store sales and more stores. Somewhat offsetting these increases in sales was margin, which declined 12 basis points in 1999 and 71 basis points in 1998.

     The slight merchandise margin decline in 1999 was primarily due to several cigarette cost and excise tax increases (net of manufacturer buy-downs) since November of 1998. Although the cigarette cost increases have caused margin to decline, per-store gross profit dollars in the category have increased. Partially offsetting the impact of these cost increases was the successful introduction of new high-margin products, including Pokemon trading cards, Frut Cooler and Bakery
Stix, combined with increased sales in certain higher margin products such as coffee and non-carbonated beverages.

     Merchandise margin declined in 1998, primarily due to product cost increases and continuing refinement of the Company's everyday-fair-pricing strategy. Merchandise margin was also impacted by introductory costs associated with new product offerings, combined with the further rollout of the Company's fresh food initiatives into four new markets.

     Cigarettes (based on the Company's purchases) currently contribute nearly 24% of the Company's total merchandise sales and more than 17% of merchandise gross profit. With the recent and pending legal settlements between cigarette manufacturers and several state governments, as well as potential additional taxes and litigation threatened by the federal government, the Company anticipates that the cost of cigarettes could continue to rise. Additionally, there are numerous examples of pending state and federal legislation aimed at reducing minors' consumption of tobacco products, which include significant increases in cigarette taxes. Although the Company expects merchandise margin percent to be negatively impacted by these price increases, it is impossible to predict the impact potential cost increases could have on the Company's gross profit dollars, due to uncertainties regarding competitors' reactions and consumers' buying habits.

GROSS PROFIT ON GASOLINE. The following table sets forth information on the Company's gross profits on sales of gasoline for each of the last three years:



                                                         YEARS ENDED DECEMBER 31
                                                       ---------------------------
                                                         1999    1998      1997
                                                         ----    -----     -----
Gasoline Gross Profit - DOLLARS IN MILLIONS            $ 223.4  $ 208.0   $ 183.8
Gross profit margin (in cents per gallon)                13.25    13.48     13.07

INCREASE/(DECREASE) FROM PRIOR YEAR
     Average per-store gross profit dollar change        1.7%    7.5%      (3.5)%
     Gross profit margin (in cents per gallon)          (.23)    .41       (.38)
     Average per-store gas gallonage                     3.5%    4.2%       (.7)%



     Gasoline gross profits improved $15.4 million in 1999 over 1998. This improvement was due to more gas stores and higher average per-store gasoline gallon sales, which were partially offset by lower gasoline margin. The gasoline market in 1999 saw rising wholesale costs associated with OPEC lowering its production, while the 1998 market had declining cost, which helped ease the competitive pressures that had narrowed margins in 1997. As a result, the Company experienced slightly less favorable gross profit growth in 1999, than it would have under 1998's market conditions.

FRANCHISEE SHARE OF GROSS PROFIT
     The Company reports all sales and gross profits from franchised stores in its consolidated results. As part of its franchise agreement, the Company records as an expense a percentage of the gross profits generated by the franchisees. As franchisee gross profits have increased, this expense has increased to $612.2 million in 1999, from $551.0 million in 1998 and $524.9 million in 1997.



OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("OSG&A")

                                                            YEARS ENDED DECEMBER 31
                                                         ------------------------------
           (DOLLARS IN MILLIONS)                             1999      1998       1997
                                                             ----      ----       ----
Total operating, selling, general and administrative
     expenses                                            $ 1,621.9  $ 1,502.8  $ 1,371.3
Ratio of OSG&A to sales                                       19.7%      20.7%      19.7%
Increase/(decrease)in OSG&A compared to prior year         $ 119.1    $ 131.5     $ 50.3


     The ratio of OSG&A expenses to sales decreased 1.0 percentage point in 1999 compared to 1998, after increasing 1.0 percentage point in 1998 compared to 1997. Fluctuations in the retail price of gasoline have impacted this ratio significantly over the last two years, with a 12 cent per gallon increase in 1999, when compared to 1998, which followed an 18 cent per gallon decrease in 1998, compared to 1997. In addition, several charges/credits impacted 1999 and 1998 OSG&A expenses. In 1999 OSG&A expenses included an environmental credit of $14 million related to legislative changes in California (see Environmental section), offset by $4.7 million of termination benefit costs. 1998 OSG&A expenses included $14.1 million associated with the write-offs of computer equipment and development costs and $7.6 million in severance and related costs (see Summary of Results of Operations). After adjusting for retail gasoline price fluctuations and these charges/credits, the ratio of OSG&A expense to sales decreased slightly in 1999, compared to 1998, while the 1998 and 1997 ratios are virtually even.

     The 1999 OSG&A expense was $119 million higher than 1998, while 1998 was $132 million higher than 1997. Contributing to these increases were higher store labor costs, costs associated with operating more stores and increased expenses related to the implementation of the Company's retail information system as well as other strategic initiatives. Expenses associated with the Company's retail information system were approximately $27 million higher in 1999, compared to 1998 and $13 million higher in 1998 than in 1997. While the Company has had strong sales growth over the past two years, the ratio of OSG&A expenses to sales has not improved consistently, in part due to investing in the retail information system and other strategic initiatives to better situate the Company for future growth and an improved competitive position.

     The Company continues to review the functions necessary to enable its stores to respond faster and more cost efficiently to rapidly changing customer needs and preferences. In conjunction with this review, management continues to realign and reduce personnel in order to eliminate non-essential costs, while devoting resources to the implementation of its retail information system and other strategic initiatives (see Management Strategies). In 1999, accruals of $4.7 million were made representing termination benefits for 40 management and administrative employees. During 1998, accruals of $7.6 million were made representing severance benefits for close to 120 employees whose positions were terminated.

INTEREST EXPENSE, NET
     Net interest expense increased $10.9 million in 1999, compared to 1998. Factors increasing 1999 interest expense include higher borrowings to finance new store development and other initiatives, combined with the redemption of $65 million of the Company's public debt securities in 1998 and early 1999. The redeemed public debt had been accounted for under Statement of Accounting Standards No. 15 ("SFAS No. 15") (see discussion below and the Extraordinary Gain section).

     As of December 31, 1999 approximately 49% of the Company's debt contains floating rates that will be unfavorably impacted by rising interest rates. The Company has effectively eliminated 25% of its exposure to rising interest rates through an interest rate swap agreement (see Interest Rate Swap Agreement). The weighted-average interest rate for such debt, including the impact of the interest rate swap agreement, was 5.6% for 1999, versus 5.7% for 1998 and 5.8% for 1997.

     The Company expects net interest expense in 2000 to decrease approximately $23 million, compared to 1999 based on anticipated levels of debt and interest rate projections. The reduced interest expense is primarily due to a $540 million investment by IYG Holding Company in 7-Eleven, Inc. (see Liquidity and Capital Resources).

     In accordance with SFAS No. 15, no interest expense is recognized on the Company's public debt securities. These securities were recorded at an amount equal to the future undiscounted cash payments, both principal and interest, and accordingly, the cash interest payments are charged against the recorded amount of such securities and are not treated as interest expense. As a result, interest expense on debt used to redeem public debt securities would increase the Company's reported interest expense.

INTEREST RATE SWAP AGREEMENT
     In February 1999, the Company amended the terms of an interest rate swap agreement. The terms of the amended agreement fixes the interest rate on $250 million notional principal of existing floating rate debt, at 6.1% through February 2004.

INCOME TAXES
     The Company recorded income tax expense, from earnings before extraordinary gains, in 1999 of $48.5 million, compared to $31.9 million in 1998 and $45.3 million in 1997. The 1999 and 1998 extraordinary gains were net of tax expense of $2.7 million and $14.9 million, respectively.

EXTRAORDINARY GAIN
     In the first quarter of 1999, the Company redeemed $19.4 million of its public debt securities resulting in a $4.3 million after-tax gain. During 1998, the Company redeemed $45.6 million of its public debt securities resulting in a $23.3 million after-tax gain. These gains resulted from the retirement of future undiscounted interest payments as recorded under SFAS No. 15, combined with repurchasing a portion of the debentures below their face amount.

LIQUIDITY AND CAPITAL RESOURCES

     The majority of the Company's working capital is provided from three sources:
*  cash flows generated from its operating activities;
*  a $650 million commercial paper facility (guaranteed by Ito-
Yokado Co., Ltd.); and
* short-term seasonal borrowings of up to $400 million (reduced by outstanding letters of credit) under its revolving credit facility.

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

     On March 16, 2000, the Company issued 113,684,211 shares of common stock at $4.75 per share to IYG Holding Company in a private placement transaction. The net proceeds of $540 million are primarily being used to repay the outstanding balance on the Company's bank term loan, to repay the outstanding balance of the Company's bank revolver and to reduce commercial paper facility borrowings.

     In December 1999 and January 2000, the Company entered into separate sale-leaseback agreements for certain of its store properties, pursuant to which land, buildings and related improvements were sold and leased back by the Company. The Company received proceeds of $58.9 million and $73.4 million on the sale of 30 and 33 stores, respectively. These proceeds will be used primarily for further debt reduction. The sales resulted in deferred gains of approximately $22 million that will be recognized on a straight-line basis over the initial term of the leases. (See Note 13 to the Consolidated Financial Statements).

     In August 1999, the Company entered into a leasing facility that will provide up to $100 million of off-balance-sheet financing to be used for the construction of new stores. Funding under this facility is available through August of 2001 with a final maturity of the leases of February 2005. As of December 31, 1999, $28.3 million was funded under this facility. (See Note 13 to the Consolidated Financial Statements).

     In January 1999, the Company expanded the existing commercial paper facility from $400 million to $650 million. The commercial paper is unsecured but is fully and unconditionally guaranteed by Ito-Yokado Co., Ltd.

     7-Eleven's credit agreement, established in February 1997, includes a term loan with a balance of $112.5 million at December 31, 1999 and a $400 million revolving credit facility, which has a sublimit of $150 million for letters of credit ("Credit Agreement"). The Credit Agreement contains certain financial and operating covenants requiring, among other things, the maintenance of certain financial ratios, including interest and rent coverage, fixed-charge coverage and senior indebtedness to net earnings before extraordinary items and interest, taxes, depreciation and amortization ("EBITDA"). The covenant levels established by the Credit Agreement generally require continuing improvement in the Company's financial condition. In March 1999, the financial covenant levels required by these instruments were amended prospectively in order to allow the Company flexibility to continue its strategic initiatives including store growth. In connection with this amendment, the interest rate on borrowings was changed to a reserve-adjusted Eurodollar rate plus .475% instead of the previous increment of .225%.

     For the period ended December 31, 1999, the Company was in compliance with all of the covenants required under the Credit Agreement, including compliance with the principal financial and operating covenants under the Credit Agreement (calculated over the latest 12-month period) as follows:


                                                                       REQUIREMENTS
                                                               ------------------------
Covenants                                     Actuals            Minimum      Maximum
---------                                     -------            -------      -------
Interest and rent coverage *                 2.06 to 1.0       1.90 to 1.0
Fixed charge coverage                        1.70 to 1.0       1.50 to 1.0
Senior indebtedness to EBITDA                3.71 to 1.0                      3.95 to 1.0
Total expenditure limit (tested annually)     $442.9                          $475 million

     *INCLUDES EFFECTS OF THE SFAS NO. 15 INTEREST PAYMENTS.


     In 1999, the Company repaid $147.4 million of debt, which included principal payments of $56.3 million for quarterly installments due on the term loan, $46.5 million on the Company's yen-denominated loan (secured by the royalty income stream from its area licensee in Japan), $20.9 million related to capital lease obligations and $17.8 million for SFAS No. 15 interest. Outstanding balances at December 31, 1999 for commercial paper, revolver and term loan, were $634.4 million, $250.0 million and $112.5 million, respectively. As of December 31, 1999, outstanding letters of credit issued pursuant to the Credit Agreement totaled $70.2 million.

CASH FROM OPERATING ACTIVITIES
     Net cash provided by operating activities was $292.2 million for 1999, compared to $232.8 million in 1998 and $197.9 million in 1997.

CAPITAL EXPENDITURES
     In 1999, net cash used in investing activities consisted primarily of payments of $428.8 million for property and equipment. The majority of this capital was used for new-store development, continued implementation of the Company's retail information system, remodeling stores, new equipment to support merchandising initiatives, upgrading retail gasoline facilities, replacing equipment and complying with environmental regulations.

     The Company expects 2000 capital expenditures, excluding lease commitments, to exceed $325 million. Capital expenditures are being used to develop or acquire new stores, upgrade store facilities, further enhance the retail information system, replace equipment, upgrade gasoline facilities and comply with environmental regulations. The amount of expenditures during the year will be materially impacted by the proportion of new store development funded through capital expenditures versus leases and the speed at which new sites/acquisitions can be located, negotiated, permitted and constructed.

CAPITAL EXPENDITURES - GASOLINE EQUIPMENT
     The Company incurs ongoing costs to comply with federal, state and local environmental laws and regulations primarily relating to underground storage tank ("UST") systems. The Company anticipates it will spend nearly $0.4 million in 2000 on capital improvements required to comply with environmental regulations relating to UST systems as well as above-ground vapor recovery equipment at store locations, with approximately $12-15 million on such capital improvements from 2001 through 2003.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     The following discussion summarizes the financial and derivative instruments held by the Company at December 31, 1999, which are sensitive to changes in interest rates, foreign exchange rates and equity prices. The Company uses interest-rate swaps to manage the primary market exposures associated with underlying liabilities and anticipated transactions. The Company uses these instruments to reduce risk by essentially creating offsetting market exposures. In addition, the two yen-denominated loans serve to effectively hedge the Company's exposure to yen-dollar currency fluctuations. The instruments held by the Company are not leveraged and are held for purposes other than trading. There are no material quantitative changes in market risk exposure at December 31, 1999, when compared to December 31, 1998.

     In the normal course of business, the Company also faces risks that are either nonfinancial or nonquantifiable. Such risks principally include country risk, credit risk and legal risk and are not represented in this discussion.

INTEREST-RATE RISK MANAGEMENT. The table below presents descriptions of the floating-rate financial instruments and interest-rate-derivative instruments the Company held at December 31, 1999. The Company entered into an interest-rate swap to achieve the appropriate level of variable and fixed-rate debt as approved by senior management. Under the interest-rate swap, the Company agreed with other parties to exchange the difference between fixed-rate and floating-rate interest amounts on a quarterly basis.

     For the debt, the table below presents principal cash flows that exist by maturity date and the related average interest rate. For the swap, the table presents the notional amounts outstanding and expected interest rates that exist by contractual dates. The notional amount is used to calculate the contractual payments to be exchanged under the contract. The variable rates are estimated based on implied forward rates in the yield curve at the reporting date. Additionally, the interest rate on the bank debt reflects a LIBOR margin of 47.5 basis points as prescribed in the Credit Agreement.



     (DOLLARS IN MILLIONS)           2000  2001  2002  2003  2004  Thereafter  Total  Fair Value
                                     ----  ----  ----  ----  ----  -----------  -----  ----------
Floating-Rate Financial Instruments:
    Bank debt                         $56   $56  $250  $0     $0         $0     $362      $362
    Commercial paper                  $34    $0    $0  $0     $0       $600     $634      $634

        Average interest rate         6.9%  7.5%  7.3%  7.3%  7.5%      7.5%     7.3%

Interest-Rate Derivatives:
    Notional amount                  $250  $250  $250  $250  $250       $0      $250      $7
    Average pay rate                  6.1%  6.1%  6.1%  6.1%  6.1%       0%      6.1%
    Average receive rate              6.8%  7.3%  7.3%  7.3%  7.5%       0%      7.2%



     The $7 million fair value of the interest-rate swap represents the amount that would be received from the counterparty if the Company chose to terminate the swap. See Note 11 to the Consolidated Financial Statements for detailed information on floating-rate and fixed-rate liabilities as well as fair value and derivative discussions.

FOREIGN-EXCHANGE RISK MANAGEMENT. The Company recorded nearly $73 million in royalty income in 1999 that could have been impacted by fluctuating exchange rates. Approximately 77% of such royalties were from area license agreements with Seven-Eleven Japan Co., Ltd. ("SEJ"). SEJ royalty income will not fluctuate with exchange rate movements since the Company has effectively hedged this exposure by using the royalty income to make principal and interest payments on its yen-denominated loans (see Note 9 to the Consolidated Financial Statements). The Company is exposed to fluctuating exchange rates on the non-SEJ portion of its royalties earned in foreign currency, but based on current estimates, future risk is not material.

     The Company has several wholly or partially owned foreign subsidiaries and is susceptible to exchange-rate risk on earnings from these subsidiaries. Based on current estimates, the Company does not consider future foreign-exchange risk associated with these subsidiaries to be material.

EQUITY-PRICE RISK MANAGEMENT. The Company has equity securities of other companies, which are classified as available for sale and are carried in the Consolidated Balance Sheets at fair value. Changes in fair value are recognized as other comprehensive earnings, net of tax, as a separate component of shareholders' equity. At December 31, 1999, the Company held the following available-for-sale marketable equity securities:



                                          Cost        Fair Value
                                          ----        ----------
                                           (DOLLARS IN MILLIONS)
387,200 shares of ACS common stock        $0           $17.8
151,452 shares of Precept common stock    $0           $ 0.5


     The Affiliated Computer Services, Inc. stock ("ACS") was obtained in 1988 as partial consideration for the Company to enter into a mainframe data processing contract with ACS. At the time, ACS was a privately held start-up company and accordingly the stock was valued with no cost. Subsequently ACS became a public company and Precept Business Services, Inc. was spun off from ACS and also became a public company.


OTHER ISSUES

ENVIRONMENTAL
     In December 1988, the Company closed its chemical manufacturing facility in New Jersey. The Company is required to conduct environmental remediation at the facility, including groundwater monitoring and treatment for a projected 15-year period, which commenced in 1998. The Company has recorded undiscounted liabilities representing its best estimates of the clean-up costs of $7.3 million at December 31, 1999. In 1991, the Company and the former owner of the facility entered into a settlement agreement pursuant to which the former owner agreed to pay a substantial portion of the clean-up costs. Based on the terms of the settlement agreement and the financial resources of the former owner, the Company has a receivable of $4.3 million recorded at December 31, 1999.

     Additionally, the Company accrues for the anticipated future costs and the related probable state reimbursement amounts for remediation activities at its existing and previously operated gasoline sites where releases of regulated substances have been detected. At December 31, 1999 the Company's estimated undiscounted liability for these sites was $33.4 million. This estimate is based on the Company's prior experience with gasoline sites and its consideration of such factors as the age of the tanks, location of tank sites and experience with contractors who perform environmental assessment and remediation work. The Company anticipates that substantially all of the future remediation costs for detected releases at these sites as of December 31, 1999 will be incurred within the next four to five years.

     Under state reimbursement programs, the Company is eligible to receive reimbursement for a portion of future remediation costs, as well as a portion of remediation costs previously paid. Accordingly, at December 31, 1999, the Company has recorded a net receivable of $52.8 million for the estimated probable state reimbursements, which includes an increase of approximately $14 million resulting from recent legislative changes in California which have expanded and extended that state's program. In assessing the probability of state reimbursements, the Company takes into consideration each state's fund balance, revenue sources, existing claim backlog, status of clean-up activity and claim ranking systems. As a result of these assessments, the recorded receivable amount is net of an allowance of $8.1 million.

     While there is no assurance of the timing of the receipt of state reimbursement funds, based on its experience, the Company expects to receive the majority of state reimbursement funds, except from California, within one to three years after payment of eligible remediation expenses. This time period assumes that the state administrative procedures for processing such reimbursements have been fully developed. Because of recent legislative changes in California, the Company now estimates it will receive reimbursement of most of its identified remediation expenses in California, although it may take one to ten years to receive these reimbursement funds. As a result of the timing in receiving reimbursement funds from the various states, the Company has present valued the portion of the total recorded receivable amount that relates to remedial activities that have already been completed at a discount rate of approximately 6.4%. Thus, the recorded receivable amount is also net of an aggregate discount of $15.0 million.

     The estimated future assessment and remediation expenditures and related state reimbursement amounts could change within the near future as governmental requirements and state reimbursement programs continue to be implemented or revised.

LITIGATION
     The Company is a defendant in two legal actions, which are referred to as the 7-Eleven OFFF and Valente cases, filed by franchisees in 1993 and 1996, respectively, asserting various claims against the Company. A nationwide settlement was negotiated and, in connection with the settlement, these two cases have been combined on behalf of a class of all persons who operated 7-Eleven convenience stores in the United States at any time between January 1, 1987 and July 31, 1997, under franchise agreements with the Company. Class members have overwhelmingly approved the settlement, and the court presiding over the settlement process gave its final approval of the settlement on April 24, 1998. The settlement provides that former franchisees will share in a settlement fund and that certain changes will be made to the franchise agreements with current franchisees.

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

IMPACT OF YEAR 2000 ISSUES
     Over the last several years, the Company has prepared for the possible disruptions that might have resulted from the date change to the Year 2000. No significant Year 2000 problems were experienced and at this point the Company believes no material exposure to Year 2000 issues exist. Total expenditures related to the modifications of existing software and conversions to new software for the Year 2000 issues totaled approximately $8.8 million, of which $3.7 million was capitalized.

RECENTLY ISSUED ACCOUNTING STANDARD
     The Company is currently reviewing SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 becomes effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 2000. The Company intends to adopt the provisions of this statement as of January 1, 2001. The impact of the adoption of SFAS No. 133 has not been determined at this time due to the Company's continuing investigation of its financial instruments and the applicability of SFAS No. 133 to them.







ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          See "Management's Discussion and Analysis of Financial
Condition and Results of Operations," above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA














                             7-ELEVEN, INC. AND SUBSIDIARIES


                         Consolidated Financial Statements for the
                        Years Ended December 31, 1999, 1998 and 1997


                                7-ELEVEN, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                   DECEMBER 31, 1999 AND 1998
                          (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)


ASSETS                                                              1999            1998
                                                                ------------    -----------
CURRENT ASSETS:
   Cash and cash equivalents                                    $    76,859     $    87,115
   Accounts receivable                                              179,039         148,046
   Inventories                                                      134,050         101,045
   Other current assets                                             115,328         162,631
                                                                -----------     -----------
     Total current assets                                           505,276         498,837

PROPERTY AND EQUIPMENT                                            1,880,520       1,652,932
OTHER ASSETS                                                        299,870         324,310
                                                                -----------     -----------
                                                                $ 2,685,666     $ 2,476,079
                                                                ===========     ===========


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Trade accounts payable                                       $   168,302     $   136,059
   Accrued expenses and other liabilities                           401,216         422,633
   Commercial paper                                                  34,418          18,348
   Long-term debt due within one year                               207,413         151,754
                                                                -----------     -----------
     Total current liabilities                                      811,349         728,794

DEFERRED CREDITS AND OTHER LIABILITIES                              251,073         220,653
LONG-TERM DEBT                                                    1,802,819       1,788,843
CONVERTIBLE QUARTERLY INCOME DEBT SECURITIES                        380,000         380,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.01 par value; 5,000,000 shares
     authorized; no shares issued and outstanding
   Common stock, $.0001 par value; 1,000,000,000 shares
     authorized; 409,998,953 and 409,922,935 shares
     issued and outstanding                                              41              41
   Additional capital                                               625,728         625,574
   Accumulated deficit                                           (1,194,896)     (1,278,009)
   Accumulated other comprehensive earnings                           9,552          10,183
                                                                ------------    ------------
     Total shareholders' equity (deficit)                          (559,575)       (642,211)
                                                                ------------    ------------
                                                                $ 2,685,666     $ 2,476,079
                                                                ===========     ===========








                     See notes to consolidated financial statements.

                                    7-ELEVEN, INC. AND SUBSIDIARIES


                                 CONSOLIDATED STATEMENTS OF EARNINGS
                            YEARS ENDED DECEMBER 31, 1999 1998 AND 1997
                            (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                                 1999           1998           1997
                                                            -------------  -------------  -------------
REVENUES:
    Merchandise sales (including $527,422, $466,013 and
        $438,489 in excise taxes)                           $  6,216,133  $  5,573,606   $  5,181,762
    Gasoline sales (including $634,199, $577,457 and
        $532,635 in excise taxes)                              2,035,557     1,684,184      1,789,383
                                                            ------------   -----------   ------------
      Net sales                                                8,251,690     7,257,790      6,971,145
    Other income                                                  97,853        92,021         89,412
                                                            -------------  -------------  ------------
                                                               8,349,543     7,349,811      7,060,557
COSTS AND EXPENSES:
    Merchandise cost of goods sold                             4,073,743     3,645,974      3,353,323
    Gasoline cost of goods sold                                1,812,115     1,476,144      1,605,603
                                                             -----------    -----------    -----------
      Total cost of goods sold                                 5,885,858     5,122,118      4,958,926
    Franchisee gross profit                                      612,233       551,003        524,941
    Operating, selling, general and administrative expenses    1,621,881     1,502,788      1,371,265
    Interest expense, net                                        102,232        91,289         90,130
                                                            -------------  -------------  ------------
                                                               8,222,204     7,267,198      6,945,262
                                                            -------------  -------------  ------------
EARNINGS BEFORE INCOME TAXES AND
   EXTRAORDINARY GAIN                                            127,339        82,613        115,295

INCOME TAXES                                                      48,516        31,889         45,253
                                                            -------------  -------------  ------------
EARNINGS BEFORE EXTRAORDINARY GAIN                                78,823        50,724         70,042

EXTRAORDINARY GAIN ON DEBT REDEMPTION (net
   of tax effect of $2,743 and $14,912)                            4,290        23,324           -
                                                            -------------  -------------  ------------
NET EARNINGS                                                $     83,113   $    74,048   $     70,042
                                                            =============  =============  ============

NET EARNINGS PER COMMON SHARE:
    BASIC
      Earnings before extraordinary gain                           $ .19         $ .12          $ .17
      Extraordinary gain                                             .01           .06              -
                                                                    -----         -----          -----
      Net earnings                                                 $ .20         $ .18          $ .17
                                                                    =====         =====          =====

    DILUTED
     Earnings before extraordinary gain                            $ .17         $ .12           $ .16
     Extraordinary gain                                              .01           .05              -
                                                                    -----         -----          -----
     Net earnings                                                  $ .18         $ .17           $ .16
                                                                    =====         =====           =====




                                See notes to consolidated financial statements.

                                                   43


                                            7-ELEVEN, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                      YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                            (DOLLARS AND SHARES IN THOUSANDS)




                                                                                ACCUMULATED OTHER
                                                                              COMPREHENSIVE EARNINGS
                                                                             --------------------------
                                                              ACCUMULATED     UNREALIZED     FOREIGN   SHAREHOLDERS'
                                          PAR    ADDITIONAL     EARNINGS        GAINS       CURRENCY     EQUITY
                               SHARES    VALUE    CAPITAL      (DEFICIT)       (LOSSES)    TRANSLATION  (DEFICIT)
 ------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996   409,923  $ 41    $ 625,574   $ (1,422,099)     $ 10,765     $ (3,236)     $(788,955)

 Net earnings                                                     70,042                                    70,042
 Other comprehensive earnings:
     Unrealized gain on equity
       securities (net of $958
       deferred taxes)                                                            1,498                      1,498
     Reclassification adjustments for
       gains included in net earnings
       (net of $1,964 tax expense)                                               (3,072)                    (3,072)
     Foreign currency translation                                                            (1,040)        (1,040)
                                                                                                           --------
     Total other comprehensive
       earnings (loss)                                                                                      (2,614)
                                                                                                           --------
 Comprehensive earnings                                                                                     67,428
-------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997   409,923   $ 41    $ 625,574   $ (1,352,057)     $  9,191    $ (4,276)    $ (721,527)

 Net earnings                                                      74,048                                   74,048
 Other comprehensive earnings:
     Unrealized gain on equity
       securities (net of $7,293
       deferred taxes)                                                           11,408                     11,408
     Reclassification adjustments for
       gains included in net earnings
       (net of $2,649 tax expense)                                               (4,143)                    (4,143)
     Foreign currency translation                                                            (1,997)        (1,997)
                                                                                                            -------
     Total other comprehensive
       earnings (loss)                                                                                       5,268
                                                                                                            -------
 Comprehensive earnings                                                                                     79,316
--------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998   409,923   $ 41    $ 625,574   $ (1,278,009)     $ 16,456    $ (6,273)    $ (642,211)

 Net earnings                                                      83,113                                   83,113
 Other comprehensive earnings:
     Unrealized gain on equity
       securities (net of ($447)
       deferred taxes)                                                            (698)                       (698)
     Reclassification adjustments for
       gains included in net earnings
       (net of $2,946 tax expense)                                              (4,607)                     (4,607)
     Foreign currency translation                                                             4,674          4,674
                                                                                                            -------
     Total other comprehensive
         earnings (loss)                                                                                      (631)
                                                                                                            -------
 Comprehensive earnings                                                                                     82,482
 Issuance of stock                  76                 154                                                     154
--------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999   409,999   $ 41    $ 625,728   $ (1,194,896)    $ 11,151     $ (1,599)    $ (559,575)
====================================================================================================================





                            See notes to consolidated financial statements

                                       7-ELEVEN, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                            (DOLLARS IN THOUSANDS)

                                                                                1999           1998           1997
                                                                          -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                          $     83,113   $     74,048   $     70,042
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Extraordinary gain on debt redemption                                   (4,290)       (23,324)           -
        Depreciation and amortization of property and equipment                185,495        175,086        177,174
        Other amortization                                                      19,968         19,611         19,026
        Deferred income taxes                                                   32,476         19,190         31,812
        Noncash interest expense                                                 1,466          1,725          2,342
        Other noncash (income) expense                                          (4,099)         2,943             96
        Net loss on property and equipment                                       7,955          9,631          2,391
        Increase in accounts receivable                                        (36,724)       (22,674)        (1,563)
        (Increase) decrease in inventories                                     (33,005)        11,306        (16,010)
        Decrease (increase) in other assets                                      3,925        (35,330)       (11,114)
        Increase (decrease) in trade accounts payable and other liabilities     35,944            600        (76,250)
                                                                          -------------  -------------  -------------
                     Net cash provided by operating activities                 292,224        232,812        197,946

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for purchase of property and equipment                           (428,837)      (380,871)      (232,539)
    Proceeds from sale of property and equipment                                53,512          8,607         39,648
    Proceeds from sale of domestic securities                                    7,522          6,754          4,997
    Acquisition of businesses, net of cash acquired                                -          (32,929)           -
    Other                                                                        7,219          1,625          1,911
                                                                          -------------  -------------  -------------
                     Net cash used in investing activities                    (360,584)      (396,814)      (185,983)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from commercial paper and revolving credit facilities           4,872,273      7,231,795      5,907,243
    Payments under commercial paper and revolving credit facilities         (4,661,427)    (7,032,120)    (5,842,539)
    Proceeds from issuance of long-term debt                                     -             96,503        225,000
    Principal payments under long-term debt agreements                        (147,392)      (154,376)      (299,005)
    Proceeds from issuance of convertible quarterly income debt securities       -             15,000           -
    (Decrease) increase in outstanding checks in excess of cash in bank         (4,600)        11,765          4,665
    Other                                                                         (750)        (4,525)          (551)
                                                                          -------------  -------------  -------------
                     Net cash provided by (used in) financing activities        58,104        164,042         (5,187)
                                                                          -------------  -------------  -------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (10,256)            40          6,776

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  87,115         87,075         80,299
                                                                          -------------  -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $     76,859   $     87,115   $     87,075
                                                                          =============  =============  =============
RELATED DISCLOSURES FOR CASH FLOW REPORTING:
     Interest paid, excluding SFAS No.15 Interest                         $   (117,669)  $    (99,240)  $    (97,568)
                                                                          =============  =============  =============
     Net income taxes paid                                                $    (16,181)       (11,721)  $    (10,482)
                                                                          =============  =============  =============
     Assets obtained by entering into capital leases                      $     40,638   $     33,643   $     56,745
                                                                          =============  =============  =============






                                 See notes to consolidated financial statements.

                                                         45

7-ELEVEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

1.     ACCOUNTING POLICIES

       PRINCIPLES OF CONSOLIDATION - 7-Eleven, Inc. and its subsidiaries ("the Company") is owned approximately 65% by IYG Holding Company, which is jointly owned by Ito-Yokado Co., Ltd. ("IY") and Seven-Eleven Japan Co., Ltd. ("SEJ"). The Company operates more than 5,700 7 -Eleven and other convenience stores in the United States and Canada. Area licensees, or their franchisees, and affiliates operate approximately 13,800 additional 7-Eleven convenience stores in certain areas of the United States, in 15 foreign countries and in the U. S. territories of Guam and Puerto Rico.

       The consolidated financial statements include the accounts of 7-Eleven, Inc. and its subsidiaries. Intercompany transactions and account balances are eliminated. Prior-year amounts have been reclassified to conform to the current-year presentation.

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

       Merchandise sales and cost of goods sold of stores operated by franchisees are consolidated with the results of Company-operated stores. Merchandise sales of stores operated by franchisees are $3,385,554, $3,034,951 and $2,880,148 from
3,008, 2,960 and 2,868 stores for the years ended December 31, 1999, 1998 and 1997, respectively.

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

OPERATING SEGMENT - The Company operates in a single operating segment - the operating, franchising and licensing of convenience food stores, primarily under the 7-Eleven name. Revenues from external customers are derived principally from two major product categories - merchandise and gasoline. The Company's merchandise sales are comprised of groceries, beverages, tobacco products, beer/wine, candy/snacks, fresh foods, dairy products, non-food merchandise and services. Services include lottery, ATM and money order service fees/commissions for which there are little, if any, costs included in merchandise cost of goods sold.

The Company does not record merchandise sales on the basis of product categories. However, based on the total dollar volume of store purchases, management estimates that the percentages of its convenience store merchandise sales by principal product category for the last three years were as follows:


                 Product Categories         Years Ended December 31
                                            -----------------------
                                           1999     1998     1997
                                           ----     ----     ----
                 Tobacco Products          25.8%    23.7%    22.5%
                 Beverages                 22.9%    23.7%    23.2%
                 Beer/Wine                 10.8%    11.3%    11.8%
                 Candy/Snacks               9.4%     9.5%     9.8%
                 Non-Foods                  9.2%     8.8%     9.2%
                 Food Service               5.9%     6.0%     5.9%
                 Dairy Products             5.0%     5.3%     5.6%
                 Other                      4.2%     4.6%     4.9%
                 Baked Goods                3.9%     4.2%     4.4%
                                           -----    -----    ------
                   Total Product Sales     97.1%    97.1%    97.3%
                 Services                   2.9%     2.9%     2.7%
                                           -----    -----    -----
                 Total Merchandise Sales  100.0%   100.0%   100.0%
                                          =====    =====     =====


The Company does not rely on any major customers as a source of revenue. Excluding area license royalties, which are included in other income as stated above, the Company's operations are concentrated in the United States and Canada. Approximately 8% of the Company's net sales for the years ended December 31, 1999, 1998 and 1997 are from Canadian operations, and approximately 5% of the Company's long-lived assets for the years ended December 31, 1999 and 1998 are located in Canada.

       OTHER INCOME - Other income is primarily area license royalties and franchise fee income. The area license royalties include amounts from area license agreements with SEJ of approximately
$56 million, $53 million and $50 million for the years ended
December 31, 1999, 1998 and 1997, respectively.

       Under the present franchise agreements, initial franchise fees are generally calculated based on gross profit experience for the store or market area. These fees cover certain costs including training, an allowance for lodging for the trainees and other costs relating to the franchising of the store. The
Company defers the recognition of these fees in income until its obligations under the agreement are completed. Franchisee fee income was $13,987, $11,881 and $8,309 for the years ended
December 31, 1999, 1998 and 1997, respectively.

OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (OSG&A)
- Buying and occupancy expenses are included in OSG&A. Advertising costs, also included in OSG&A, generally are charged to expense as incurred and were $39,418, $40,144 and $35,111 for the years ended December 31, 1999, 1998 and 1997, respectively.

       INTEREST EXPENSE - Interest expense is net of interest income and capitalized interest. Interest income was $11,159, $12,021 and $8,788, and capitalized interest was $4,952, $2,328 and $572 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investment instruments purchased with maturities of three months or less to be cash equivalents. Cash and cash equivalents include temporary cash investments of $8,114 and $29,167 at December 31, 1999 and 1998, respectively, stated at cost, which approximates market.

The Company utilizes a cash management system under which a book balance cash overdraft exists for the Company's primary disbursement accounts. These overdrafts represent uncleared checks in excess of cash balances in bank accounts at the end of the reporting period. The Company transfers cash on an as-needed basis to fund clearing checks (see Note 8).

       INVENTORIES - Inventories are stated at the lower of cost or market. Cost is generally determined by the LIFO method for stores in the United States and by the FIFO method for stores in Canada.

DEPRECIATION AND AMORTIZATION - Depreciation of property and equipment is based on the estimated useful lives of these assets using the straight-line method. Acquisition and development costs for significant business systems and related software for internal use are capitalized and are depreciated or amortized on a straight-line basis. Amortization of capital lease assets, improvements to leased properties and favorable leaseholds is based on the remaining terms of the leases or the estimated useful lives, whichever is shorter. The following table summarizes the years over which significant assets are generally depreciated or amortized:

                                               YEARS
                                             ----------
               Buildings                          25
               Leasehold improvements           3 to 20
               Equipment                        3 to 10
               Software and other intangibles   3 to 7
               License royalties and goodw      20 to 40

Effective August 1999, the Company changed the depreciable lives of all buildings from 20 to 25 years. The effect of the change in estimate decreased depreciation expense by approximately $2,400 for the year ended December 31, 1999. The change had an immaterial effect on earnings per share for the same period.
Had the change in estimate been made at January 1, 1999, depreciation expense would have decreased by approximately $5,900 for the year ended December 31, 1999.

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

A portion of the environmental expenditures incurred for corrective action at gasoline sites is eligible for reimbursement under state trust funds and reimbursement programs. A related receivable is recorded for estimated probable refunds. The receivable is discounted if the amount relates to remediation activities which have already been completed. A receivable is also recorded to reflect estimated probable reimbursement from other parties (see Note 14).

2.     SUBSEQUENT EVENTS

On March 16, 2000, the Company issued 113,684,211 shares of common stock at $4.75 per share to IYG Holding Company in a private placement transaction, which increased their ownership in the Company to approximately 72%. The net proceeds of approximately $540 million was used on March 16, 2000, to repay the outstanding balance on the Company's bank term loan of $112,500 and will be used to reduce the Company's revolving credit facility by approximately $250 million and commercial paper facility by approximately $177 million (see Note 9). The reduction of the revolver and commercial paper facilities will occur as the various instruments mature during the month of March 2000.

The impact of the issuance of the additional shares of common stock and the reduction of debt on earnings before extraordinary gain and related earnings per share, had the transaction occurred on January 1, 1999, is presented in the following condensed consolidated pro forma information for the year ended December 31, 1999 (unaudited, in thousands, except per-share data):



                                                   As         Pro Forma
                                                Presented    Adjustments    Pro Forma
                                              --------------------------------------
     Earnings before extraordinary gain:
         Basic                                  $  78,823    $  18,296 (1) $  97,119
         Diluted                                $  89,584    $  18,296 (1) $ 107,880

     Weighted-average common shares outstanding:
         Basic                                    409,969      113,684 (2)   523,653
         Diluted                                  514,798      113,684 (2)   628,482

     Earnings per common share before extraordinary gain:
         Basic                                  $     .19                  $     .19
         Diluted                                $     .17                  $     .17

     (1) Represents interest on retired bank term loan and reduced revolving credit and commercial paper facilities net of tax.
     (2) Represents additional common shares issued in private placement.


In addition to the private placement, the Company announced that it will submit a proposed reverse stock split to its shareholders. The proposed reverse stock split is estimated to be one share of common for six shares of common. As a result of the anticipated reverse stock split, the total shares outstanding as of December 31, 1999, after giving effect to the shares issued in the private placement, would have been 87,280,527.

The impact of the reverse stock split on earnings per common share before extraordinary gain, after giving effect to the private placement, is presented in the following condensed consolidated pro forma information for the year ended December 31, 1999
(unaudited, in thousands, except per-share data):

                                                          Pro Forma
                                                         ------------
      Earnings before extraordinary gain:
         Basic                                          $  97,119 (1)
         Diluted                                        $ 107,880 (1)

      Weighted-average common shares outstanding:
         Basic                                             87,276 (2)
         Diluted                                          104,747 (2)

      Earnings per common share before extraordinary gain:
         Basic                                          $    1.11
         Diluted                                        $    1.03

      (1) Pro forma earnings before extraordinary gain after giving effect to the private placement.
      (2) Pro forma weighted-average shares outstanding after giving effect to the private placement and the proposed reverse stock split.

The pro forma results are not necessarily indicative of what would have occurred if the private placement and reverse stock split had been made at the beginning of the period presented. In addition, they are not intended to be a projection of future results.

3.    ACCOUNTS RECEIVABLE

                                                                 December 31
                                                           ------------------------
                                                              1999             1998
                                                              ----             ----
                                                             (Dollars in Thousands)

         Trade accounts receivable                         $   84,770      $   59,985
         Franchisee accounts receivable                        71,756          74,176
         Environmental cost reimbursements -
            see Note 14                                        11,981           9,798
         SEJ royalty receivable                                 4,522           4,230
         Other accounts receivable                             12,254           8,624
                                                           -----------     -----------
                                                              185,283         156,813
         Allowance for doubtful accounts                       (6,244)         (8,767)
                                                           -----------     -----------
                                                           $  179,039      $  148,046
                                                           ===========     ===========


4.    INVENTORIES

                                            December 31
                                      ------------------------
                                          1999           1998
                                          ----           ----
                                       (Dollars in Thousands)

                 Merchandise          $  86,976      $  74,835
                 Gasoline                47,074         26,210
                                       ---------      ---------
                                      $ 134,050      $ 101,045
                                        =========      =========


Inventories stated on the LIFO basis that are included in inventories in the accompanying Consolidated Balance Sheets were $60,505 and $50,242 for merchandise and $40,466 and $21,070 for gasoline at December 31, 1999 and 1998, respectively. These amounts are less than replacement cost by $37,203 and $33,804 for merchandise and $7,124 and $600 for gasoline at December 31, 1999 and 1998, respectively.

5.    OTHER CURRENT ASSETS


                                                                  December 31
                                                          -------------------------
                                                             1999           1998
                                                          ---------      -----------
                                                            (Dollars in Thousands)

         Prepaid expenses                                 $  29,134      $  26,670
         Deferred tax assets - see Note 16                   50,287         61,260
         Restricted cash                                       -            22,810
         Advances for lottery and other tickets              27,789         22,247
         Reimbursable equipment purchases under
           the master lease facility - see Note 13             -            22,892
         Other                                                8,118          6,752
                                                          ----------      ---------
                                                          $ 115,328      $ 162,631
                                                          ==========      =========



6.    PROPERTY AND EQUIPMENT


                                                              December 31
                                                      ---------------------------
1999
1998
                                                      ------------    ------------
                                                          (Dollars in Thousands)
         Cost:
           Land                                       $    495,598    $    493,369
           Buildings                                       419,288         389,751
           Leaseholds                                    1,172,791       1,047,791
           Equipment                                     1,113,561         953,001
           Software                                        186,315         131,693
           Construction in process                          90,951         102,524
                                                      -------------   -------------
                                                         3,478,504       3,118,129
         Accumulated depreciation and amortization
           (includes $47,415 and $29,886 related
            to software)                                (1,597,984)     (1,465,197)
                                                       ------------   -------------
                                                     $   1,880,520    $  1,652,932
                                                        ============    ============

7.     OTHER ASSETS


                                                               December 31
                                                         --------------------------
                                                             1999          1998
                                                             -----         -----
                                                             (Dollars in Thousands)
         SEJ license royalty intangible
           (net of accumulated amortization of
            $197,049 and $181,034)                       $  121,451      $  137,466
         Other license royalty intangibles
           (net of accumulated amortization of
            $35,095 and $32,259)                             21,509          24,345
         Environmental cost reimbursements -
           see Note 14                                       45,046          42,012
         Goodwill (net of accumulated amortization
           of $1,159 and $449)                               28,137          30,671
         Investments in available-for-sale domestic
           securities (no cost basis)                        18,313          27,011
         Other                                               65,414          62,805
                                                          ----------      ----------
                                                         $  299,870      $  324,310
                                                         ==========      ==========

8.    ACCRUED EXPENSES AND OTHER LIABILITIES



                                                                December 31
                                                          -------------------------
                                                             1999            1998
                                                             ----            ----
                                                           (Dollars in Thousands)

         Insurance                                        $  31,773       $  54,059
         Compensation                                        63,188          47,216
         Taxes                                               55,577          51,807
         Lotto, lottery and other tickets                    40,756          37,446
         Other accounts payable                              26,132          33,320
         Environmental costs - see Note 14                   20,019          22,364
         Profit sharing - see Note 12                        16,491          16,490
         Interest                                             6,243          20,432
         Book overdrafts payable - see Note 1                55,635          60,235
         Other current liabilities                           85,402          79,264
                                                          ---------       ---------
                                                          $ 401,216       $ 422,633
                                                          =========       =========

       The Company continues to review the functions necessary to enable its stores to respond faster, more creatively and more cost efficiently to rapidly changing customer needs and preferences. To accomplish this goal, the Company continues to realign and reduce personnel. For the year ended December 31, 1998, the Company accrued $7,643 for severance benefits for the reduction in force of approximately 120 management and administrative employees. There have been no significant changes to the initial accrual, and the unpaid balance of $2,936 is included in accrued expenses and other liabilities as of December 31, 1999. In addition, the Company accrued termination benefits of $4,654 in December 1999 for approximately 40 employees. The cost of the termination benefits in 1999 and 1998 was recorded in OSG&A expense.

9.     DEBT


                                                                  December 31
                                                         ---------------------------
                                                             1999           1998
                                                             ----           -----
                                                            (Dollars in Thousands)

         Bank Debt Term Loans                           $   112,500     $   168,750
         Bank Debt revolving credit facility                250,000         295,000
         Commercial paper                                   600,000         350,000
         5% First Priority Senior Subordinated
           Debentures due 2003                              287,152         317,866
         4-1/2% Second Priority Senior Subordinated
           Debentures (Series A) due 2004                   133,948         144,472
         4% Second Priority Senior Subordinated
           Debentures (Series B) due 2004                    21,849          22,590
         Yen Loans                                          177,223         223,751
         7-1/2% Cityplace Term Loan due 2005                267,448         272,883
         Capital lease obligations                          156,933         137,152
         Other                                                3,179           8,133
                                                         -----------     -----------
                                                          2,010,232       1,940,597
         Less long-term debt due within one year            207,413         151,754
                                                        -----------     -----------
                                                        $ 1,802,819     $ 1,788,843
                                                        ===========     ============


       BANK DEBT - The Company is obligated to a group of lenders under an unsecured credit agreement ("Credit Agreement") that includes a $225 million term loan and a $400 million revolving credit facility. A sublimit of $150 million for letters of credit is included in the revolving credit facility. In addition, to the extent outstanding letters of credit are less than the $150 million maximum, the excess availability can be used for additional borrowings under the revolving credit facility.

       Payments on the term loan, which matures on December 31, 2001, commenced in March 1998, when the first installment of 16 quarterly installments of $14,063 was paid. Upon expiration of the revolving credit facility in February 2002, all the then-outstanding letters of credit must expire and may need to be replaced, and all other amounts then outstanding will be due and payable in full. At December 31, 1999, outstanding letters of credit under the facility totaled $70,152.

       Interest on the term loan and borrowings under the revolving credit facility is generally payable quarterly and is based on a variable rate equal to the administrative agent bank's base rate or, at the Company's option, at a rate equal to a reserve-adjusted Eurodollar rate plus .475% per year. A fee of .325% per year on the outstanding amount of letters of credit is required to be paid quarterly. In addition, a facility fee of
 .15% per year is charged on the aggregate amount of the credit agreement facility and is payable quarterly. The weighted-average interest rate on the term loan outstanding at December 31, 1999 and 1998, respectively, was 6.6% and 5.6%.
The weighted-average interest rate on the revolving credit facility borrowings outstanding at December 31, 1999 and 1998, respectively, was 6.8% and 5.6%.

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

       COMMERCIAL PAPER - Effective January 1999, the availability of borrowings under the Company's commercial paper facility was increased from $400 million to $650 million. At December 31, 1999 and 1998, $600 million and $350 million of the respective
$634,418 and $368,348 outstanding principal amounts, net of discount, was classified as long-term debt since the Company intends to maintain at least these amounts outstanding during the next year. Such debt is unsecured and is fully and unconditionally guaranteed by IY. IY has agreed to continue its guarantee of all commercial paper issued through 2001. While it is not anticipated that IY would be required to perform under its commercial paper guarantee, in the event IY makes any payments under the guarantee, the Company and IY have entered into an agreement by which the Company is required to reimburse
IY subject to restrictions in the Credit Agreement. The weighted-average interest rate on commercial paper borrowings outstanding at December 31, 1999 and 1998, respectively, was 6.1% and 5.2%.

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

       The 5% First Priority Senior Subordinated Debentures, due
December 15, 2003 ("5% Debentures"), had an outstanding principal balance of $239,293 at December 31, 1999, and are redeemable at any time at the Company's option at 100% of the principal amount.

       The Second Priority Senior Subordinated Debentures were issued in three series, and each series is redeemable at any time at the Company's option at 100% of the principal amount and are described as follows:

       -  4-1/2% Series A Debentures, due June 15, 2004 ("4-1/2%
Debentures"), had an outstanding principal balance of $111,391 at December 31, 1999.

       - 4% Series B Debentures, due June 15, 2004 ("4% Debentures"), had an outstanding principal balance of $18,516 at December 31, 1999.

       -  12% Series C Debentures, due June 15, 2009 ("12%
          Debentures"), were redeemed by the Company in March 1998 with a portion of the proceeds from the issuance of $80 million principal amount of Convertible Quarterly Income Debt
          Securities due 2013 ("1998 QUIDS") to IY and SEJ (see Note
          10). The 12% Debentures had an outstanding principal balance of $21,787 when they were redeemed.

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

Prior to the partial purchases, the 5% Debentures were subject to a sinking fund payment of $8,696 due in December 2002. The Company used its purchase of the 5% Debentures to satisfy all sinking fund requirements so that no sinking fund payments remain.

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

YEN LOANS - In March 1988, the Company monetized its future royalty payments from SEJ, its area licensee in Japan, through a loan that is nonrecourse to the Company as to principal and interest ("1988 Yen Loan"). The original amount of the yen-denominated debt was 41 billion yen (approximately $327 million at the exchange rate in March 1988) and is collateralized by the Japanese trademarks and a pledge of the future royalty payments. By designating its future royalty receipts during the term of the loan to service the monthly interest and principal payments, the Company has hedged the impact of future exchange rate fluctuations. As a result of the hedge with the SEJ royalty, the 1988 Yen Loan and related interest are converted at 125.35 yen to one U.S. dollar. Payment of the debt is required no later than March 2006 through future royalties from SEJ. The Company believes it is a remote possibility that there will be any principal balance remaining at that date because current royalty projections suggest the 1988 Yen Loan could be repaid as early as 2001. One year following the final repayment of the 1988 Yen Loan, royalty payments from SEJ will be reduced by approximately two-thirds in accordance with the terms of the license agreement. The interest rate was 3.10% as of December 31, 1999.

In April 1998, funding occurred on an additional yen-denominated loan ("1998 Yen Loan") for 12.5 billion yen or $96.5 million of proceeds. The 1998 Yen Loan has an interest rate of 2.325% and will be repaid from the Seven-Eleven Japan area license royalty income after the 1988 Yen Loan has been retired, which is currently expected in 2001. Both principal and interest of the loan are nonrecourse to the Company. The Company utilized a short-term put option to lock-in the exchange rate and avoid the risk of foreign currency exchange loss. The put option was financed by selling a call option with the same yen amount and maturity as the put option. Due to market conditions, the call option was not exercised and, as a result, income of $1.6 million was recognized during 1998. Proceeds of the loan were designated for general corporate purposes. As a result of the hedge with the SEJ royalty, the 1998 Yen Loan and related interest are converted at 129.53 yen to one U.S. dollar.

       CITYPLACE DEBT - Cityplace Center East Corporation ("CCEC"), a subsidiary of the Company, constructed the headquarters tower, parking garages and related facilities of the Cityplace Center development and is currently obligated to The Sanwa Bank, Limited, New York Branch ("Sanwa"), which has a lien on the property financed. The debt with Sanwa has monthly payments of principal and interest based on a 25-year amortization at 7.5%, with the remaining principal due on March 1, 2005 (the
"Cityplace Term Loan").

       The Company is occupying part of the building as its corporate headquarters and the balance is leased to third parties. As additional consideration through the extended term of the debt, CCEC will pay to Sanwa an amount that it receives from the Company which is equal to the net sublease income that the Company receives on the property and 60% of the proceeds, less
$275 million and permitted costs, upon a sale or refinancing of the building.

MATURITIES - Long-term debt maturities assume the continuance of the commercial paper program and the IY guarantee. The maturities, which include capital lease obligations as well as SFAS No. 15 Interest accounted for in the recorded amount of the Debentures, are as follows (dollars in thousands):

                         2000          $  207,413
                         2001             132,545
                         2002              84,909
                         2003             288,859
                         2004             166,943
                         Thereafter     1,129,563
                                      -----------
                                      $ 2,010,232
                                      ===========


10.     CONVERTIBLE QUARTERLY INCOME DEBT SECURITIES

       In November 1995, the Company issued $300 million principal amount of Convertible Quarterly Income Debt Securities due 2010 ("1995 QUIDS") to IY and SEJ. The 1995 QUIDS have an interest rate of 4.5% and give the Company the right to defer interest payments thereon for up to 20 consecutive quarters. The holder of the 1995 QUIDS can convert the debt anytime into a maximum of 72,111,917 shares of the Company's common stock. The conversion rate represents a premium to the market value of the Company's common stock at the time of issuance of the 1995 QUIDS. As of December 31, 1999, no shares had been issued as a result of debt conversion.

       In February 1998, the Company issued $80 million principal amount of 1998 QUIDS, which have a 15-year life, no amortization and an interest rate of 4.5%. The instrument gives the Company the right to defer interest payments thereon for up to 20 consecutive quarters. The debt mandatorily converts into 32,508,432 shares of the Company's common stock if the Company's stock trades above $2.46 for 20 of 30 consecutive trading days after the fifth anniversary of issuance. In addition, the debt mandatorily converts into 27,090,359 shares of the

       Company's common stock if the Company's stock trades above $2.95 for 20 of 30 consecutive trading days after the third anniversary of issuance and before the fifth anniversary. A portion of the proceeds from the 1998 QUIDS was used to redeem the Company's 12% Debentures at par and to fund the partial purchases of its other Debentures (see Note 9). The 1998 QUIDS, together with the 1995 QUIDS (collectively, "Convertible Debt"), are subordinate to all existing debt.

       The financial statements include interest payable of $723 as of December 31, 1999 and 1998, and interest expense of $17,384, $16,801 and $13,733 for the years ended December 31, 1999, 1998 and 1997, respectively, related to the Convertible Debt. The
Company has not deferred any interest payments in connection with the Convertible Debt.

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

       The carrying amounts and estimated fair values of other financial instruments at December 31, 1999, are listed in the following table:



                                                              Carrying       Estimated
                                                               Amount       Fair Value
                                                            ----------      ----------
                                                              (Dollars in Thousands)


         Bank Debt                                          $  362,500      $  362,500
         Commercial Paper                                      634,418         634,418
         Debentures                                            442,949         308,810
         Yen Loans                                             177,223         223,753
         Cityplace Term Loan                                   267,448         254,908
         Convertible Debt                                      380,000         305,561
         Interest Rate Swap                                      2,399          (6,768)


       The methods and assumptions used in estimating the fair value for each of the classes of financial instruments presented in the table above are as follows:

       - The carrying amount of the Bank Debt approximates fair value because the interest rates are variable.

       - Commercial paper borrowings are sold at market interest rates and have an average remaining maturity of less than 49 days.
Therefore, the carrying amount of commercial paper is a reasonable estimate of its fair value. The guarantee of the commercial paper by IY is an integral part of the estimated fair value of the commercial paper borrowings.

- The fair value of the Debentures is estimated based on December 31, 1999, bid prices obtained from investment banking firms where traders regularly make a market for these financial instruments. The carrying amount of the Debentures includes $73,749 of SFAS No. 15 Interest.

- The fair value of the Yen Loans is estimated by calculating the present value of the future yen cash flows at current interest and exchange rates.

       - The fair value of the Cityplace Term Loan is estimated by calculating the present value of the future cash flows at a current interest rate for a similar financial instrument.

       - The fair value of the Convertible Debt (see Note 10) at December 31,1999, is based on the sum of the fair values assigned to both an interest rate and an equity component of the debt by a valuation firm. The interest rate component is based on the ten-year treasury rate plus the Company's subordinated borrowing spread. The equity component is based on the Company's stock price as of December 31, 1999, using a 35% volatility factor. Subsequent to December 31, 1999, the Company's stock price has increased substantially. This increase would result in the fair value of the Convertible Debt moving closer to its carrying value.

- The fair value of the Interest Rate Swap is estimated based on December 31, 1999, quoted market prices of the same or similar instruments and represents the estimated amount the Company would receive if the Company chose to terminate the swap as of December 31 ,1999.

DERIVATIVES - The Company uses derivative financial instruments to reduce its exposure to market risk resulting from fluctuations in foreign exchange rates (see Note 9), gasoline prices and interest rates. In June 1998, the Company entered into an interest rate swap agreement that fixed the interest rate at 5.395% on $250 million notional principal amount of floating rate debt until June 2003. This agreement was amended in February 1999, and the Company will pay a fixed interest rate of 6.096% on the floating rate debt until February 2004. A major financial institution, as counterparty to the agreement, will pay the Company a floating interest rate based on three-month LIBOR during the term of the agreement in exchange for the Company paying the fixed interest rate. Interest payments related to the original agreement commenced in September 1998, and interest payments related to the amended agreement commenced in May 1999. Interest payments are made quarterly by both parties. Except for the option component discussed below, the swap is accounted for as a hedge and, accordingly, any difference between amounts paid and received under the swap are recorded as interest expense. The impact on net interest expense as a result of this agreement was nominally favorable for the years ended December 31, 1999 and 1998, and the Company does not anticipate a material impact on its earnings as a result of the amended agreement. The Company is at risk of loss from this swap agreement in the event of nonperformance by the counterparty.

Upon expiration of the initial swap term, the original agreement was extendible for an additional five years at the option of the counterparty. This extendible option component of the original agreement was unwound by the amended agreement. The option component was recognized at fair value and marked to market as of December 31, 1998, and also at the time of unwinding. Due to declining interest rates throughout the third and fourth quarters of 1998, the Company recognized $3,677 of expense related to the option component in 1998. However, with respect to its unhedged floating rate debt, the Company experienced a positive economic benefit from the declining interest rates during the same period. In the first quarter of 1999, the Company recognized income of $1,505 as a result of the mark-to-market adjustment of the option component through the date of the unwinding.

The Company is currently reviewing SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 becomes effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 2000. The Company intends to adopt the provisions of this statement as of January 1, 2001. The impact of the adoption of SFAS No. 133 has not been determined at this time due to the Company's continuing investigation of its financial instruments and the applicability of SFAS No. 133 to them.

12.    BENEFIT PLANS

       PROFIT SHARING PLANS - The Company maintains the 7-Eleven, Inc. Employees' Savings and Profit Sharing Plan (the "Savings and
Profit Sharing Plan") for its U.S. employees and the 7-Eleven
Canada, Inc. Pension Plan for its Canadian employees. These plans provide retirement benefits to eligible employees.

Contributions to the Savings and Profit Sharing Plan, a 401(k) defined contribution plan, are made by both the participants and 7-Eleven. 7-Eleven contributes the greater of approximately 10% of its net earnings minus the amount contributed to the 7-Eleven, Inc. Supplemental Executive Retirement Plan for Eligible Employees (the "Supplemental Executive Retirement Plan") or an amount determined by the Company. Net earnings are calculated without regard to the contribution to the Savings and Profit Sharing Plan, federal income taxes, gains from debt repurchases and refinancings and, at the discretion of the chief executive officer of the Company, income from accounting changes. The contribution by the Company is generally allocated to the participants on the basis of their individual contribution and years of participation in the Savings and Profit Sharing Plan. The provisions of the 7-Eleven Canada, Inc. Pension Plan are similar to those of the Savings and Profit Sharing Plan. Total contributions to these plans for the years ended December 31, 1999, 1998 and 1997 were $13,616, $13,403 and $12,977, respectively, and are included in OSG&A.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN - Effective January 1998, the Company established the Supplemental Executive Retirement Plan, which is an unfunded employee benefit plan maintained primarily to allow compensation to be deferred by highly compensated employees as defined by the Internal Revenue Service. Benefits under this plan constitute general obligations of the Company, subject to the claims of general creditors of the Company, and participants have no security or other interest in such funds.

Contributions to the Supplemental Executive Retirement Plan are made by the participant and may be made by the Company. A participant may elect to defer a maximum of 12 percent of eligible compensation. The Company may make a matching contribution, if so authorized each plan year, up to a maximum of six percent of the participant's eligible compensation minus the amount of the participant's deferral to the Savings and Profit Sharing Plan. Matching contributions, if any, will be credited to the participant's account at the same rate that 7-Eleven matches under the Savings and Profit Sharing Plan, but using years of service with the Company, minus one, rather than years of participation in the Savings and Profit Sharing Plan to determine a participant's group. There were no Company contributions to this plan for the years ended December 31, 1999 and 1998.

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

       The following information on the Company's Insurance Plan is provided:



                                                                        December 31
                                                                   -----------------------
                                                                     1999          1998
                                                                     ----          ----
                                                                    (Dollars in Thousands)

         CHANGE IN BENEFIT OBLIGATION:
            Net benefit obligation at beginning of year            $  22,914    $  21,238
            Service cost                                                 658          536
            Interest cost                                              1,541        1,523
            Plan participants' contributions                           2,479        2,953
            Actuarial (gain) loss                                     (3,020)         894
            Gross benefits paid                                       (4,742)      (4,230)
                                                                   ----------    ---------
            Net benefit obligation at end of year                  $  19,830    $  22,914
                                                                   ==========    =========
         CHANGE IN PLAN ASSETS:
            Fair value of plan assets at beginning of year         $    -       $     -
            Employer contributions                                     2,263        1,277
            Plan participants' contributions                           2,479        2,953
            Gross benefits paid                                       (4,742)      (4,230)
                                                                   ---------     ---------
            Fair value of plan assets at end of year               $    -        $    -
                                                                   =========     =========

         Funded status at end of year                              $ (19,830)   $ (22,914)
         Unrecognized net actuarial (gain) loss                       (8,892)      (6,270)
                                                                   ----------    ----------
         Accrued benefit costs                                     $ (28,722)   $ (29,184)
                                                                   ==========    ==========



                                                            Years Ended December 31
                                                         --------------------------------
                                                           1999        1998        1997
                                                           ----        ----        ----
                                                              (Dollars in Thousands)
       COMPONENTS OF NET PERIODIC BENEFIT COST:
          Service cost                                  $   658       $   536    $   521
          Interest cost                                   1,541         1,523      1,535
          Amortization of actuarial (gain) loss            (398)         (560)      (603)
                                                        --------      --------   --------
          Net periodic benefit cost                     $ 1,801       $ 1,499    $ 1,453
                                                        ========      ========   ========

       WEIGHTED-AVERAGE ASSUMPTIONS USED:
          Discount rate                                   7.75%         6.75%      7.25%
          Health care cost trend on covered charges:
            1998 trend                                     N/A           N/A       9.00%
            1999 trend                                     N/A          8.00%      8.00%
            2000 trend                                    7.00%         7.00%      7.00%
            Ultimate trend                                6.00%         6.00%      6.00%
            Ultimate trend reached in                     2001          2001       2001


There is no effect of a one-percentage-point increase or decrease in assumed health care cost trend rates on either the total service and interest cost components or the postretirement benefit obligation for the years ended December 31, 1999, 1998 and 1997 as the Company contributes a fixed dollar amount.

 STOCK INCENTIVE PLAN - The 1995 Stock Incentive Plan (the "Stock Incentive Plan") provides for the granting of stock options, stock appreciation rights, performance shares, restricted stock, restricted stock units, bonus stock and other forms of stock-based awards and authorizes the issuance of up to 41 million shares over a ten-year period to certain key employees and officers of the Company. All options granted in 1999, 1998 and 1997 were granted at an exercise price that was equal to the fair market value on the date of grant. The options granted vest in five equal installments beginning one year after grant date with possible acceleration thereafter based upon certain improvements in the price of the Company's common stock. Vested options are exercisable within ten years of the date granted.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the options granted: for each year presented, expected life of five years and no dividend yields, combined with risk-free interest rates of 6.19%, 4.50% and 5.81% in 1999, 1998 and 1997, respectively, and expected volatility of 62.95%, 61.76% and 51.37% in 1999, 1998 and 1997, respectively.

A summary of the status of the Stock Incentive Plan as of December 31, 1999, 1998 and 1997, and changes during the years ending on those dates, is presented below:



                                                1999                     1998                        1997
                                       -------------------------   -------------------------   ------------------------
                                       Shares   Weighted-Average   Shares   Weighted-Average   Shares   Weighted-Average
Fixed Options                          (000's)   Exercise Price    (000's)   Exercise Price    (000's)   Exercise Price
--------------------------------      --------  ----------------   -------  ----------------   -------  ----------------
Outstanding at beginning of year      13,428      $2.6448         10,500     $2.8903           7,618       $3.0895
Granted                                3,863       1.8750          3,359      1.9063           3,390        2.4690
Exercised                               -             -              -           -                -            -
Forfeited                             (1,821)      2.8717           (431)     2.8693            (508)       3.0679
                                      --------                    -------                     -------
Outstanding at end of year            15,470       2.4259         13,428      2.6448           10,500       2.8903
                                      =======                     =======                      =======
Options exercisable at year-end        5,645       2.8422          4,044      3.0074            2,126       3.1231
Weighted-average fair value of
  options granted during the year    $1.1053                      $1.0741                      $1.2691




               Options Outstanding                                       Options Exercisable
   ------------------------------------------------------------     ----------------------------
                      Options        Weighted-                        Options
                    Outstanding       Average        Weighted-       Exercisable    Weighted-
     Range of        at 12/31/99     Remaining         Average      at 12/31/99       Average
   Exercise Prices     (000's)   Contractual Life  Exercise Price      (000's)   Exercise Price
  ----------------  -----------  ----------------  --------------   ------------  --------------
    $1.8750            3,863         9.77           $1.8750              -              -
     1.9063            3,296         8.79            1.9063              659         $1.9063
     2.4690            2,706         7.87            2.4690            1,083          2.4690
     3.0000            2,906         6.75            3.0000            1,743          3.0000
     3.1875            2,699         5.81            3.1875            2,160          3.1875
                    -----------                                     -----------
  1.8750 - 3.1875     15,470         7.97            2.4259            5,645          2.8422
                    ===========                                     ===========



       The Company is accounting for the Stock Incentive Plan under the provisions of APB No. 25 and, accordingly, no compensation cost has been recognized. If compensation cost had been determined based on the fair value at the grant date for awards under this plan consistent with the method prescribed by SFAS No. 123, the Company's net earnings and earnings per share for the years ended December 31, 1999, 1998 and 1997, would have been reduced to the pro forma amounts indicated in the table below:




                                                 1999        1998        1997
                                               ---------   --------   ----------
                                                   (Dollars in Thousands,
                                                    Except Per-Share Data)

         Net earnings:
            As reported                        $ 83,113    $ 74,048   $ 70,042
            Pro forma                            80,819      72,017     68,542

         Earnings per common share:
            As reported:
               Basic                           $   .20     $   .18    $   .17
               Diluted                             .18         .17        .16
            Pro forma:
               Basic                           $   .20     $   .18    $   .17
               Diluted                             .18         .16        .16

13.     LEASES

       LEASES - Certain property and equipment used in the Company's business is leased. Generally, real estate leases are for primary terms from 14 to 20 years with options to renew for additional periods, and equipment leases are for terms from one to ten years. The leases do not contain restrictions that have a material effect on the Company's operations.

In August 1999, the Company entered into a leasing facility that will provide up to $100 million of off-balance-sheet financing to be used for the construction of new stores. A trust (the lessor), funded primarily by a group of senior lenders, will acquire land and undertake construction projects with the Company acting as the construction agent. During the construction period following the lease commencement date, interim rent will be added to the amount funded for land and construction. Rental payments begin immediately following the end of the construction period. Rental payments are based on interest incurred by the trust on amounts funded under the facility; such interest is based on LIBOR plus 2.075%. As of December 31, 1999, the trust had funded $28,310 from this facility. The lease has a maximum lease term of 66 months.

After the initial lease term has expired, the Company has the option of (1) extending the lease for an additional period subject to the approval of the trust, (2) purchasing the property for an amount approximating the trust's interest in the property, or (3) to vacate the property, arranging for the sale to a third party and pay the trust the net proceeds from the sale (such payment not to exceed the trust's interest in the property with any excess being returned to the Company).
Payment of any deficiency of the sale proceeds from approximately 84% of aggregate cost is guaranteed by the Company. The lease, which is accounted for as an operating lease, contains financial and operating covenants similar to those under the Company's Credit Agreement (see Note 9).

In December 1999 and January 2000, the Company entered into sale-leaseback agreements whereby land, buildings and associated real and personal property improvements were sold and leased back by the Company. The Company received proceeds of $58,937 and $73,360 on the sale of 30 and 33 stores, respectively. The gains on the sale of the properties of approximately $10 million and $12 million, respectively, were deferred and will be recognized on a straight-line basis over the initial term of the leases.

Under the terms of the agreements, the Company will make rental payments over a sixteen-year lease term. At the expiration of the initial lease term, the Company will have the option of renewing the lease for up to six renewal terms of up to five years per renewal term at predetermined increases. The leases do not contain purchase options or guaranteed residual values; however, the Company does have the right of first refusal after the first five years of the initial lease term with respect to any offers to purchase the properties which the lessor receives. The leases are being accounted for as operating leases.

       In April 1997, the Company obtained commitments from the same group of lenders that participated in the Credit Agreement (see
Note 9) for up to $115 million of lease financing under a master lease facility to be used primarily for electronic point-of-sale equipment and software associated with the Company's retail information system. As of December 31, 1999, the Company had received all of the available funding under the lease facility. Lease payments are variable based on changes in LIBOR.

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

       The composition of capital leases reflected as property and equipment in the Consolidated Balance Sheets is as follows:


                                                                      December 31
                                                              --------------------------
                                                                  1999          1998
                                                                  ----           -----
                                                                  (Dollars in Thousands)

              Buildings                                       $  164,487      $  129,520
              Equipment                                            6,843           6,755
              Software                                            40,813          40,813
                                                              -----------     -----------
                                                                 212,143         177,088
              Accumulated amortization                           (77,503)        (69,989)
                                                              -----------     -----------
                                                              $  134,640      $  107,099
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

       Future minimum lease payments for years ending December 31 are as follows:



                                                             Capital       Operating
                                                              Leases        Leases
                                                           ----------    -----------
                                                             (Dollars in Thousands)

         2000                                              $  36,370     $  153,345
         2001                                                 33,245        138,365
         2002                                                 27,636        121,217
         2003                                                 19,676        101,175
         2004                                                 19,126         75,488
         Thereafter                                          127,124        357,350
                                                           ----------     ----------
         Future minimum lease payments                       263,177     $  946,940
                                                                         ===========
         Estimated executory costs                               (23)
         Amount representing imputed interest               (106,221)
                                                           ----------
         Present value of future minimum lease payments    $ 156,933
                                                           ==========

       Minimum noncancelable sublease rental income to be received in the future, which is not included above as an offset to future payments, totals $13,263 for capital leases and $12,780 for operating leases.

       Rent expense on operating leases for the years ended December 31, 1999, 1998 and 1997 totaled $164,643, $143,539 and
$136,516, respectively, including contingent rent expense of $11,541, $10,441 and $9,360, but reduced by sublease rent income of $4,936, $5,909 and $6,620. Contingent rent expense on capital leases for the years ended December 31, 1999, 1998 and 1997, was $1,539, $1,818 and $1,987, respectively. Contingent rent expense is generally based on sales levels or changes in the Consumer Price Index.

       LEASES WITH THE SAVINGS AND PROFIT SHARING PLAN - At December 31, 1999, the Savings and Profit Sharing Plan owned one store leased to the Company under a capital lease and 591 stores leased to the Company under operating leases at rentals which, in the opinion of management, approximated market rates at the date of lease. In addition, in 1999, 1998 and 1997, there were 28, 99 and 64 leases, respectively, that either expired or, as a result of properties that were sold by the Savings and Profit Sharing Plan to third parties, were canceled or assigned to the new owner. Also, four properties, five properties and one property, respectively, were sold to the Company by the Savings and Profit Sharing Plan in 1999, 1998 and 1997.

       Included in the consolidated financial statements are the following amounts related to leases with the Savings and Profit
Sharing Plan:



                                                                   December 31
                                                           ------------------------
                                                               1999          1998
                                                               ----          ----
                                                            (Dollars in Thousands)

         Buildings (net of accumulated amortization
           of $39 and $886)                               $     40      $    281
                                                           =========     ==========
         Capital lease obligations (net of current
           portion of $44 and $56)                        $     34      $    314
                                                           =========     =========


                                                           Years Ended December 31
                                                        ---------------------------
                                                          1999      1998      1997
                                                          ----      ----      ----
                                                          (Dollars in Thousands)

         Rent expense under operating leases and
            amortization of capital lease assets        $18,166   $19,987   $23,961
                                                        =======   =======   =======
         Imputed interest expense on capital
            lease obligations                           $     5   $    59   $   159
                                                        =======   =======   =======
         Capital lease principal payments included
           in principal payments under long-term
           debt agreements                              $     3   $   594   $ 1,183
                                                        =======   =======   =======

14.  COMMITMENTS AND CONTINGENCIES

       MCLANE COMPANY, INC. - The Company has a ten-year service agreement with McLane Company, Inc. ("McLane") under which McLane is making its distribution services available to 7-Eleven stores in the United States. The agreement expires in November 2002. Upon signing the service agreement, the Company received a $9,450 transitional payment that is being amortized to cost of goods sold over the life of the agreement. If the Company does not fulfill its obligation to McLane during this time period, the Company must reimburse McLane on a pro-rata basis for a portion of the transitional payment. The Company has exceeded the minimum annual purchases each year and expects to exceed the minimum required purchase levels in future years.

       CITGO PETROLEUM CORPORATION - The Company has a 20-year product purchase agreement with Citgo Petroleum Corporation ("Citgo") to buy specified quantities of gasoline at market prices. The agreement expires September 2006. The market prices are determined pursuant to a formula based on the prices posted by gasoline wholesalers in the various market areas where the Company purchases gasoline from Citgo. Minimum required annual purchases under this agreement are generally the lesser of 750 million gallons or 35% of gasoline purchased by the Company for retail sale. The Company has exceeded the minimum required annual purchases each year and expects to exceed the minimum required annual purchase levels in future years.

ENVIRONMENTAL - In December 1988, the Company closed its chemical manufacturing facility in New Jersey. The Company is required to conduct environmental remediation at the facility, including groundwater monitoring and treatment for a projected 15-year period, which commenced in 1998. The Company has recorded undiscounted liabilities representing its best estimates of the remaining clean-up costs of $7,281 and $8,726 at December 31, 1999 and 1998, respectively. Of this amount, $4,382 and $6,462, respectively, are included in deferred credits and other liabilities and the remainder in accrued expenses and other liabilities for the respective years.

In 1991, the Company and the former owner of the facility entered into a settlement agreement pursuant to which the former owner agreed to pay a substantial portion of the clean-up costs. Based on the terms of the settlement agreement and the financial resources of the former owner, the Company has recorded receivable amounts of $4,259 and $5,098 at December 31 ,1999 and 1998, respectively. Of this amount, $2,528 and $3,750, respectively, are included in other assets and the remainder is included in accounts receivable.

Additionally, the Company accrues for the anticipated future costs and the related probable state reimbursement amounts for remediation activities at its existing and previously operated gasoline store sites where releases of regulated substances have been detected. At December 31, 1999 and 1998, respectively, the Company's estimated undiscounted liability for these sites was $33,449 and $41,897, of which $16,329 and $21,797 are included in deferred credits and other liabilities and the remainder is included in accrued expenses and other liabilities. These estimates are based on the Company's prior experience with gasoline sites and its consideration of such factors as the age of the tanks, location of tank sites and experience with contractors who perform environmental assessment and remediation work. The Company anticipates that substantially all of the future remediation costs for detected releases at these sites as of December 31, 1999, will be incurred within the next four or five years.

Under state reimbursement programs, the Company is eligible to receive reimbursement for a portion of future remediation costs, as well as a portion of remediation costs previously paid. Accordingly, at December 31, 1999 and 1998, the Company has recorded net receivable amounts of $52,768 and $46,712 for the estimated probable state reimbursements, of which $42,518 and $38,262, respectively, are included in other assets and the remainder in accounts receivable. The net receivable amount was increased in 1999 by approximately $14 million as a result of legislative changes in California, which have expanded and extended that state's reimbursement program. In assessing the probability of state reimbursements, the Company takes into consideration each state's fund balance, revenue sources, existing claim backlog, status of clean-up activity and claim ranking systems. As a result of these assessments, the recorded receivable amounts in other assets are net of allowances of $8,115 and $9,992 for 1999 and 1998, respectively.

While there is no assurance of the timing of the receipt of state reimbursement funds, based on the Company's experience, the Company expects to receive the majority of state reimbursement funds, except from California, within one to three years after payment of eligible remediation expenses, assuming that the state administrative procedures for processing such reimbursements have been fully developed. The Company estimates that it will receive reimbursement of most of its identified remediation expenses in California, although it may take one to ten years to receive those reimbursement funds. As a result of the timing in receiving reimbursement funds from the various states, the portion of the recorded receivable amounts related to remedial activities which have already been completed has been discounted at approximately 6.4% in 1999 and 4.6% in 1998 to reflect present values. Thus, the 1999 and 1998 recorded receivable amounts are net of present value discounts of $14,996 and $4,051, respectively.

The estimated future remediation expenditures and related state reimbursement amounts could change within the near future as governmental requirements and state reimbursement programs continue to be implemented or revised.

15.     PREFERRED STOCK AND STOCK PLANS

PREFERRED STOCK - The Company has 5 million shares of preferred stock authorized for issuance. Any preferred stock issued will have such rights, powers and preferences as determined by the Company's Board of Directors.

STOCK PURCHASE PLANS - Effective October 1999, the Company adopted noncompensatory stock purchase plans that allow qualified employees and franchisees to acquire shares of the Company's common stock at market value on the open market. The Company is responsible for the payment of all administrative fees for establishing and maintaining the stock purchase plans as well as the payment of all brokerage commissions for the purchase of shares by the plans' independent administrator.

STOCK COMPENSATION PLAN FOR NON-EMPLOYEE DIRECTORS - Effective October 1998, the Company established the Stock Compensation Plan for Non-Employee Directors under which up to an aggregate of 1,200,000 shares of the Company's common stock is authorized to be issued to its non-employee directors. Eligible directors may elect to receive all, none or a portion of their directors' fees in shares of the Company's common stock. During 1999, 76,018 shares were issued under the plan.

16.     INCOME TAXES

       The components of earnings before income taxes and extraordinary gain are as follows:


                                                     Years Ended December 31
                                             ------------------------------------
                                                1999         1998         1997
                                             -------     ---------      --------
                                                    (Dollars in Thousands)
         Domestic (including royalties of
           $72,947, $68,329 and $67,259
           from area license agreements
           in foreign countries)            $ 115,588     $  78,719     $ 109,982
         Foreign                               11,751         3,894         5,313
                                            ---------     ---------     ---------
                                            $ 127,339     $  82,613     $ 115,295
                                            ==========    ==========    =========

The provision for income taxes on earnings before extraordinary gain in the accompanying Consolidated Statements of Earnings consists of the following:


                                                   Years Ended December 31
                                                -------------------------------
                                                  1999       1998      1997
                                                --------   --------   ---------
                                                     (Dollars in Thousands)
         Current:
             Federal                            $    429   $  1,146   $  1,182
             Foreign                              13,361     10,753     11,559
             State                                 2,250        800        700
                                                --------   --------   ---------
                     Subtotal                     16,040     12,699     13,441

         Deferred                                 32,476     19,190     31,812
                                                --------   ---------  ---------
         Income taxes on earnings
             before extraordinary gain          $ 48,516   $ 31,889   $ 45,253
                                                ========   =========  =========

Included in the accompanying Consolidated Statements of Shareholders' Equity (Deficit) at December 31, 1999, 1998 and 1997, respectively, are $7,128, $10,521 and $5,877 of income taxes provided on unrealized gains on marketable securities.

Reconciliations of income taxes on earnings before extraordinary gain at the federal statutory rate to the Company's actual income taxes provided are as follows:



                                                        Years Ended December 31
                                                   --------------------------------
                                                     1999       1998        1997
                                                   --------   --------    ---------
                                                         (Dollars in Thousands)
         Taxes at federal statutory rate           $ 44,569   $ 28,915    $ 40,353
         State income taxes, net of federal
            income tax benefit                        1,463        520         455
         Foreign tax rate difference                    728        263       2,095
         Other                                        1,756      2,191       2,350
                                                   ---------  ---------   ---------
                                                   $ 48,516   $ 31,889    $ 45,253
                                                   =========  =========   =========

Significant components of the Company's deferred tax assets and liabilities are as follows:



                                                              December 31
                                                       ------------------------
                                                          1999          1998
                                                       ----------    ----------
                                                        (Dollars in Thousands)
         Deferred tax assets:
            Compensation and benefits                  $  33,962     $  38,823
            SFAS No. 15 Interest                          29,747        43,983
            Accrued insurance                             29,237        25,483
            Accrued liabilities                           25,863        25,842
            Tax credit carryforwards                       5,722        11,515
            Debt issuance costs                            4,718         6,518
            Other                                          6,178         6,075
                                                       ----------     ---------
               Subtotal                                  135,427       158,239

         Deferred tax liabilities:
            Property and equipment                       (86,937)      (70,943)
            Area license agreements                      (55,754)      (63,106)
            Other                                        (11,695)      (15,498)
                                                       ----------    - --------
               Subtotal                                 (154,386)     (149,547)
                                                       ----------    ----------
         Net deferred tax (liability) asset            $ (18,959)    $   8,692
                                                       ==========    ==========


       At December 31, 1999 and 1998, respectively, $69,246 and $52,568 of the Company's net deferred tax (liability) asset is recorded in deferred credits and other liabilities. The remaining balance is included in other current assets (see Note 5). At
December 31, 1999, the Company had approximately $5,700 of alternative minimum tax credit carryforwards, which have no expiration date.

17.     EARNINGS PER COMMON SHARE

Computations for basic and diluted earnings per share are presented below:

                                                                           Years Ended December 31
                                                                        -----------------------------
                                                                         1999       1998        1997
                                                                        ------     -------    -------
                                                                           (In Thousands, Except
                                                                              Per-Share Data)
        BASIC:
          Earnings before extraordinary gain                         $ 78,823   $ 50,724   $ 70,042
          Earnings on extraordinary gain                                4,290     23,324       -
                                                                     ---------  --------  ---------
          Net earnings                                               $ 83,113   $ 74,048   $ 70,042
                                                                      =======   ========   ========

          Weighted-average common shares outstanding                  409,969    409,923    409,923
                                                                     ========   ========   ========

          Earnings per common share before extraordinary gain        $    .19   $    .12   $    .17
          Earnings per common share on extraordinary gain                 .01        .06         -
                                                                     --------   --------    -------
          Net earnings per common share                              $    .20   $    .18   $    .17
                                                                     ========   ========   ========

        DILUTED:
          Earnings before extraordinary gain                         $ 78,823   $ 50,724   $ 70,042
          Add interest on convertible quarterly income debt
            securities, net of tax - see Note 10                       10,761     10,316      8,343
                                                                     --------   --------   --------
          Earnings before extraordinary gain plus
            assumed conversions                                        89,584     61,040     78,385
          Earnings on extraordinary gain                                4,290     23,324        -
                                                                     --------   --------   --------
          Net earnings plus assumed conversions                      $ 93,874   $ 84,364   $ 78,385
                                                                     ========   ========   ========

          Weighted-average common shares outstanding (Basic)          409,969    409,923    409,923
          Add effects of assumed conversions:
            Stock options - see Note 12                                   209        119        170
            Convertible quarterly income debt securities -
               see Note 10                                            104,620     99,589     72,112
                                                                     --------   --------   --------
          Weighted-average common shares outstanding plus
              shares from assumed conversions (Diluted)               514,798    509,631    482,205
                                                                     ========   ========   ========

          Earnings per common share before extraordinary gain        $    .17    $   .12   $    .16
          Earnings per common share on extraordinary gain                 .01        .05         -
                                                                     --------   -------    --------
          Net earnings per common share                              $    .18    $   .17   $    .16
                                                                     ========   ========   =========


18.    ACQUISITIONS

In May 1998, the Company purchased 100% of the common stock of Christy's Market, Inc., a Massachusetts company that operated 135
convenience stores in the New England area.   The Company also
purchased the assets of 20 'red D mart' convenience stores in the South Bend, Indiana, area from MDK Corporation of Goshen, Indiana, at approximately the same time.

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
                                                    ==========


19.     QUARTERLY FINANCIAL DATA (UNAUDITED)

       Summarized quarterly financial data for 1999 and 1998 is as follows:



        YEAR ENDED DECEMBER 31, 1999:

                                           First    Second   Third   Fourth
                                          Quarter  Quarter  Quarter  Quarter   Year
                                          -------  -------  -------  -------  ------
                                         (Dollars in Millions, Except Per-Share Data)
         Merchandise sales                $1,362   $1,585   $1,695   $1,574   $6,216
         Gasoline sales                      408      504      548      576    2,036
                                          ------   ------   ------   ------   ------
         Net sales                         1,770    2,089    2,243    2,150    8,252
                                          ------   ------   ------   ------   ------

         Merchandise gross profit            452      553      596      541    2,142
         Gasoline gross profit                54       60       53       57      224
                                          ------   ------   ------   ------   ------
         Gross profit                        506      613      649      598    2,366
                                          ------   ------   ------   ------   ------

         Income taxes                          1       19       25        4       49
         Earnings before
           extraordinary gain                  2       29       38       10       79
         Net earnings                          6       29       38       10       83
         Earnings per common share
           before extraordinary gain:
            Basic                            .01      .07      .09      .03      .19
            Diluted                          .01      .06      .08      .03      .17


       The first quarter includes an extraordinary gain of $4,290 resulting from the partial purchases of the 5% Debentures and the 4-1/2% Debentures (see Note 9). The third and fourth quarters include income of approximately $10 million and $4 million, respectively, which resulted from environmental legislative changes in California (see Note 14). The fourth quarter includes a termination benefit accrual of $4,700 (see Note 8).


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


The first and fourth quarters include extraordinary gains of $17,871 and $5,453, respectively, resulting from the redemption of the 12% Debentures and the partial purchases of the 5% Debentures, the 4-1/2% Debentures and the 4% Debentures (see
Note 9). The first quarter includes an expense of $11,839 resulting from a computer equipment lease termination and an accrual of $7,104 for severance benefits and related costs.

                     Report of Independent Accountants



To The Board of Directors and Shareholders of
7-Eleven, Inc.

We have audited the accompanying consolidated balance sheets of 7-Eleven, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 7-Eleven, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.





Dallas, Texas
February 3, 2000, except as to the information included in the fourth paragraph of Note 13, for which the date is March 2, 2000, and the information included in Note 2, for which the date is March 16, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain of the information required in response to this Item is incorporated by reference from the Registrant's Definitive Proxy
Statement for the April 26, 2000 Annual Meeting of Shareholders.

     See also "Executive Officers of the Registrant" beginning on page
15, herein.

ITEM 11.     EXECUTIVE COMPENSATION.

     The information required in response to this Item is incorporated herein by reference from the Registrant's Definitive Proxy Statement for the April 26, 2000 Annual Meeting of Shareholders.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

     The information required in response to this Item is incorporated herein by reference from the Registrant's Definitive Proxy Statement for the April 26, 2000 Annual Meeting of Shareholders.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required in response to this Item is incorporated herein by reference to the Registrant's Definitive Proxy Statement for the April 26, 2000 Annual Meeting of Shareholders.

                                       PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     The following documents are filed as a part of this report:

1. 7-Eleven, Inc. and Subsidiaries' Financial Statements for the three years in the period ended December 31, 1999 are included herein:

                                                                                                  PAGE
Consolidated Balance Sheets - December 31,1999 and 1998                                            42
Consolidated Statements of Earnings - Years Ended December 31, 1999, 1998 and 1997                 43
Consolidated Statements of Shareholders' Equity (Deficit) - Years Ended December 31, 1999,
  1998 and 1997                                                                                    44
Consolidated Statements of Cash Flows - Years Ended December 31, 1999, 1998 and 1997               45
Notes to Consolidated Financial Statements                                                         46
Report of Independent Accountants - PricewaterhouseCoopers LLP                                     74


2.    7-Eleven, Inc. and Subsidiaries' Financial Statement
       Schedule, included herein.

                                                                                                    PAGE
Report of Independent Accountants on Financial Statement Schedule - PricewaterhouseCoopers LLP       81

II - Valuation and Qualifying Accounts                                                               82


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

3.(2)      Articles of Amendment to the Second Restated Articles of
Incorporation, as filed with the Secretary of State of Texas, to effect the name change to 7-Eleven, Inc., incorporated by reference to 7-Eleven, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, Exhibit 3.

3.(2)       Bylaws of 7-Eleven, Inc., restated as amended through April
24, 1996, incorporated by reference to File Nos. 0-676 and 0-16626, The Southland Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, Exhibit 3.

4.         INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS,
           INCLUDING INDENTURES (SEE EXHIBITS (3).(1) AND (3).(2),
           ABOVE).

4.(i)(1)    Specimen Certificate for Common Stock, $.0001 par value,
incorporated by reference to 7-Eleven, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, Exhibit 4..

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

4.(i)(5)    Subscription Agreement dated March 1, 2000, between IYG
Holding Company, 7-Eleven, Inc., Ito-Yokado Co., Ltd. And Seven-Eleven
Co., Ltd.*
                                                                   Tab 1

4.(i)(6)    Agreement as to Shares dated March 16, 2000, between 7-
Eleven, Inc., Ito-Yokado Co., Ltd. And Seven-Eleven Co., Ltd.*
                                                                   Tab 2

4.(i)(7)    Registration Rights Agreement dated March 16, 2000, between
IYG Holding Company, 7-Eleven, Inc., Ito-Yokado Co., Ltd. And Seven-Eleven Co., Ltd.*
                                                                   Tab 3

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

9.           VOTING TRUST AGREEMENT.  NONE.  (EXCEPT SEE EXHIBITS
             4.(I)(2), ABOVE.)

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

10.(i)(5)     Third Amendment, dated as of February 23, 1999, to Credit
Agreement dated as of February 27, 1997, among The Southland Corporation, the financial institutions party thereto as Senior Lenders, the financial institutions party thereto as Issuing Banks, Citibank, N.A., as Administrative Agent, and The Sakura Bank, Limited, New York Branch, as Co-Agent, incorporated by reference to The Southland Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, Exhibit 10.(i)(5).

10.(i)(6)     Credit and Reimbursement Agreement by and between
Cityplace Center East Corporation, an indirect wholly owned subsidiary of Southland, and The Sanwa Bank Limited, Dallas Agency, dated February 15, 1987, relating to $290 million of 7 7/8% Notes due February 15, 1995, issued by Cityplace Center East Corporation (to which Southland is not a party and which is non-recourse to Southland), incorporated by reference to The Southland Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.(i)(6).

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

10.(i)(12)     Amendment, dated as of January 15, 1999, to Issuing and
Paying Agency Agreement, dated as of August 17, 1992, relating to commercial paper facility, incorporated by reference to The Southland Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, Exhibit 10.(i)(12).

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

10.(iii)(A)(1)   7-Eleven, Inc. Executive Protection Plan Summary,
incorporated by reference to The Southland Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, Exhibit
10.(iii)(A)(3).

10.(iii)(A)(2)   7-Eleven, Inc. Officers' Deferred Compensation Plan,
sample agreement, incorporated by reference to The Southland
Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, Exhibit 10.(iii)(A)(4).

10.(iii)(A)(3)   Form of Bonus Deferral Agreement relating to deferral
of Annual Performance Incentive Payment, incorporated by reference to The Southland Corporation's Annual Report on Form 10-K for the year ended December 31, 1997, Exhibit 10.(iii)(A)(3).

10.(iii)(A)(4)   Letter Agreement dated March 7, 2000, between Clark
Matthews II and 7-Eleven, Inc.
                                                                 Tab 4

10.(iii)(A)(5)   7-Eleven, Inc. 1995 Stock Incentive Plan, incorporated
by reference to Registration Statement on Form S-8, Reg. No. 333-63617,
Exhibit 4.10.

10.(iii)(A)(6)   7-Eleven, Inc. Supplemental Executive Retirement Plan
for Eligible Employees incorporated by reference to Registration
Statement on Form S-8, Reg. No. 333-42731, Exhibit 4.(i)(3).

10.(iii)(A)(7)   Form of Deferral Election Form for 7-Eleven, Inc.
Supplemental Executive Retirement Plan for Eligible Employees, incorporated by reference to The Southland Corporation's Annual Report on Form 10-K for the year ended December 31, 1997, Exhibit
10.(iii)(A)(7).

10.(iii)(A)(8)   Form of Award Agreement granting options to purchase
Common Stock, dated October 23, 1995, under the 1995 Stock Incentive Plan incorporated by reference to The Southland Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.(iii)(A)(10), Tab 4.

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

10.(iii)(A)(11)   Form of Award Agreement granting options to purchase
Common Stock, dated October 8, 1999, under the 1995 Stock Incentive
Plan.*
                                                              Tab 5

10.(iii)(A)(12)   7-Eleven, Inc. Stock Compensation Plan for Non-
Employee Directors and Election Form, effective October 1, 1998, incorporated by reference to The Southland Corporation's Form S-8 Registration Statement, Reg. No. 333-68491, Exhibit 4.(i)(4).

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

11.               STATEMENT RE COMPUTATION OF PER-SHARE EARNINGS.
                  Not Required

21.               SUBSIDIARIES OF THE REGISTRANT AS OF MARCH 2000.*
                                                               Tab 6

23.               CONSENTS OF EXPERTS AND COUNSEL.
                  Consent of Independent Accountants -
                  PricewaterhouseCoopers LLP.*                 Tab 7

27.               FINANCIAL DATA SCHEDULE.
                  FILED ELECTRONICALLY ONLY, NOT ATTACHED TO PRINTED
                  REPORTS.

------------------------------
*Filed or furnished herewith

(b)     Reports on Form 8-K.
        During the fourth quarter of 1999, the Company filed no reports on Form 8-K.

(c) The exhibits required by Item 601 of Regulation S-K are attached hereto or incorporated by reference herein.

(d)(3)  The financial statement schedule for 7-Eleven, Inc. and
Subsidiaries is included herein, as follows:
           Schedule II - 7-Eleven, Inc. and Subsidiaries           Page
            Valuation and Qualifying Accounts
            (for the Years Ended December 31, 1999, 1998 and 1997). 82

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE


To The Board of Directors and Shareholders of
7-Eleven, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 3, 2000, except as to the information included in the fourth paragraph of Note 13, for which the date is March 2, 2000, and the information included in Note 2, for which the date is March 16, 2000, appearing on page 74 of this Form 10-K also included an audit of the financial statement schedule listed in the index on page 76 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
February 3, 2000



                                                                                                SCHEDULE II


                                            7-ELEVEN, INC. AND SUBSIDIARIES
                                           VALUATION AND QUALIFYING ACCOUNTS

                                     YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                               (DOLLARS IN THOUSANDS)

                                                                    Additions
                                                              -----------------------
                                                  Balance at  Charged to   Charged to                    Balance at
                                                  beginning   costs and      other                         end
                                                  of period    expenses     accounts     Deductions (1)  of period
                                                  ---------   ----------- -----------    ----------     ---------
Allowance for doubtful accounts:

 Year ended December 31, 1999.................... $  8,767    $  3,531    $   -          $ (6,054)(2)     $ 6,244

 Year ended December 31, 1998....................    6,796       3,148        -            (1,177)          8,767

 Year ended December 31, 1997....................    5,009       2,459        -              (672)          6,796

Allowance for environmental cost reimbursements:

 Year ended December 31, 1999....................    9,992      (1,877) (3)   -                -            8,115

 Year ended December 31, 1998....................    9,704         288        -                -            9,992

 Year ended December 31, 1997....................    9,459         245        -                -            9,704



(1)  Uncollectible accounts written off, net of recoveries.

(2)  Includes approximately $5 million of doubtful accounts receivable for franchisee deficits.

(3) Approximately $1.8 million of disputed environmental cost reimbursements with the State of Texas were settled and collected.



                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                7-ELEVEN, INC.
                                (Registrant)

March 15, 2000                   /s/ Clark J. Matthews II
                                 ------------------------------------
                                 Clark J. Matthews, II
                                (President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                   TITLE                                         DATE
/s/ Masatoshi Ito
---------------------
Masatoshi Ito                      Chairman of the Board and Director             March 15, 2000


/s/ Toshifumi Suzuki
---------------------
Toshifumi Suzuki                   Vice Chairman of the Board and Director        March 15, 2000


/s/ Clark Matthews
---------------------
Clark J. Matthews, II              President and Chief Executive Officer and
                                   Director (Principal Executive Officer) and
                                   Acting Chief Financial Officer (Principal
                                   Financial Officer)                             March 15, 2000

/s/ James W. Keyes
---------------------
James W. Keyes                     Executive Vice President and Chief
                                   Operating Officer and Director                 March 15, 2000


/s/ Donald E. Thomas
---------------------
Donald E. Thomas                   Vice President and Controller
                                   (Principal Accounting Officer)                 March 15, 2000


/s/ Yoshitami Arai
--------------------
Yoshitami Arai                     Director                                       March 15, 2000


/s/ Masaaki Asakura
--------------------
Masaaki Asakura                    Senior Vice President and Director             March 15, 2000


/s/ Timothy N. Ashida
---------------------
Timothy N. Ashida                  Director                                       March 15, 2000


/s/ Jay W. Chai
-------------------
Jay W. Chai                        Director                                       March 15, 2000


/s/ Gary J. Fernandes
----------------------
Gary J. Fernandes                  Director                                       March 15, 2000


/s/ Masaaki Kamata
---------------------
Masaaki Kamata                     Director                                       March 15, 2000


/s/ Kazuo Otsuka
--------------------
Kazuo Otsuka                       Director                                       March 15, 2000


/s/ Asher O. Pacholder
----------------------
Asher O. Pacholder                 Director                                       March 15, 2000


/s/ Nobutake Sato
---------------------
Nobutake Sato                      Director                                       March 15, 2000

                                            83