Form 10-Q
period 2000-03-31
7 ELEVEN INC
filed 2000-05-08
CIK 92344

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                        OR
   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                   COMMISSION FILE NUMBERS 0-676 AND 0-16626

                            ------------------------

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    104,761,730 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of May 1, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 7-ELEVEN, INC.
                                     INDEX

                                                              PAGE NO.
                                                              ---------
Part I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

       Condensed Consolidated Balance Sheets as of
       December 31, 1999 and March 31, 2000.................        1

       Condensed Consolidated Statements of Earnings for the
       Three Months Ended March 31, 1999 and 2000...........        2

       Condensed Consolidated Statements of Cash Flows for
       the Three Months Ended March 31, 1999 and 2000.......        3

       Notes to Condensed Consolidated Financial
       Statements...........................................        4

       Report of Independent Accountants....................        8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.........................        9

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK.................................................       16

Part II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS...................................       17

ITEM 2. CHANGES IN SECURITIES...............................       17

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................       17

SIGNATURES..................................................       18

Exhibit (3)--Copy of Articles of Amendment to Second
Restated And Amended Articles of Incorporation..............    Tab 1*

Exhibit (15)--Letter re Unaudited Interim Financial
Information.................................................    Tab 2

Exhibit (27)--Financial Data Schedule.......................    **

------------------------

*   Submitted with filing; not attached hereto.

**  Submitted in electronic format only.

                                      (i)

                        7-ELEVEN, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                 (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                              DECEMBER 31,          MARCH 31,
                                                                  1999                2000
                                                              ------------         -----------
                                                                                   (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $   76,859          $   99,842
  Accounts receivable.......................................      179,039             186,555
  Inventories...............................................      134,050             111,914
  Other current assets......................................      115,328             124,369
                                                               ----------          ----------
    Total current assets....................................      505,276             522,680
Property and equipment......................................    1,880,520           1,855,053
Other assets................................................      299,870             286,988
                                                               ----------          ----------
    Total assets............................................   $2,685,666          $2,664,721
                                                               ==========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Trade accounts payable....................................   $  168,302          $  168,061
  Accrued expenses and other liabilities....................      401,216             383,187
  Commercial paper..........................................       34,418             116,128
  Long-term debt due within one year........................      207,413              96,411
                                                               ----------          ----------
    Total current liabilities...............................      811,349             763,787
Deferred credits and other liabilities......................      251,073             232,668
Long-term debt..............................................    1,802,819           1,296,899
Convertible quarterly income debt securities................      380,000             380,000
Commitments and contingencies
Shareholders' equity (deficit):
  Preferred stock, $.01 par value...........................           --                  --
  Common stock, $.0001 par value............................            8                  10
  Additional capital........................................      625,761           1,165,473
  Accumulated deficit.......................................   (1,194,896)         (1,180,060)
  Accumulated other comprehensive earnings..................        9,552               5,944
                                                               ----------          ----------
    Total shareholders' equity (deficit)....................     (559,575)             (8,633)
                                                               ----------          ----------
    Total liabilities and shareholders' equity (deficit)....   $2,685,666          $2,664,721
                                                               ==========          ==========

           See notes to condensed consolidated financial statements.

                        7-ELEVEN, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                 (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 1999         2000
                                                              ----------   ----------
REVENUES:
  Merchandise sales (Including $118,806 and $143,417 in
    excise taxes)...........................................  $1,361,750   $1,509,289
  Gasoline sales (Including $149,032 and $157,091 in excise
    taxes)..................................................     408,345      603,282
                                                              ----------   ----------
      Net sales.............................................   1,770,095    2,112,571
  Other income..............................................      22,127       24,773
                                                              ----------   ----------
      Total revenues........................................   1,792,222    2,137,344
                                                              ----------   ----------
COSTS AND EXPENSES:
  Merchandise cost of goods sold............................     909,980      994,498
  Gasoline cost of goods sold...............................     354,565      551,634
                                                              ----------   ----------
      Total cost of goods sold..............................   1,264,545    1,546,132
  Franchisee gross profit...................................     128,699      146,752
  Operating, selling, general and administrative expenses...     371,779      413,691
  Interest expense, net.....................................      24,083       26,892
                                                              ----------   ----------
      Total costs and expenses..............................   1,789,106    2,133,467
                                                              ----------   ----------
EARNINGS BEFORE INCOME TAX EXPENSE (BENEFIT) AND
  EXTRAORDINARY GAIN........................................       3,116        3,877
INCOME TAX EXPENSE (BENEFIT)................................       1,233      (10,959)
                                                              ----------   ----------
EARNINGS BEFORE EXTRAORDINARY GAIN..........................       1,883       14,836
EXTRAORDINARY GAIN ON DEBT REDEMPTION (NET OF TAX EFFECT OF
  $2,743)...................................................       4,290           --
                                                              ----------   ----------
NET EARNINGS................................................  $    6,173   $   14,836
                                                              ==========   ==========
NET EARNINGS PER COMMON SHARE:
  BASIC
    Earnings before extraordinary gain......................  $     0.03   $     0.17
    Extraordinary gain......................................        0.05           --
                                                              ----------   ----------
    Net earnings............................................  $     0.08   $     0.17
                                                              ==========   ==========
  DILUTED
    Earnings before extraordinary gain......................  $     0.03   $     0.16
    Extraordinary gain......................................        0.05           --
                                                              ----------   ----------
    Net earnings............................................  $     0.08   $     0.16
                                                              ==========   ==========

           See notes to condensed consolidated financial statements.

                        7-ELEVEN, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 1999          2000
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................  $     6,173   $    14,836
  Adjustments to reconcile net earnings to net cash (used
    in) provided by operating activities:
    Extraordinary gain on debt redemption...................       (4,290)           --
    Depreciation and amortization of property and
      equipment.............................................       45,157        51,469
    Other amortization......................................        5,042         4,998
    Deferred income taxes...................................        5,327       (15,335)
    Noncash interest expense................................          459           558
    Other noncash income....................................       (2,051)       (1,111)
    Net loss (gain) on property and equipment...............          823           (52)
    Increase in accounts receivable.........................      (11,283)       (5,022)
    (Increase) decrease in inventories......................       (1,218)       22,136
    Increase in other assets................................      (21,602)       (7,255)
    Decrease in trade accounts payable and other
      liabilities...........................................      (30,095)      (42,420)
                                                              -----------   -----------
      Net cash (used in) provided by operating activities...       (7,558)       22,802
                                                              -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchase of property and equipment...........     (110,697)      (71,975)
  Proceeds from sale of property and equipment..............        1,056        72,908
  Proceeds from sale of domestic securities.................           --           996
  Other.....................................................        5,470          (660)
                                                              -----------   -----------
      Net cash (used in) provided by investing activities...     (104,171)        1,269
                                                              -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from commercial paper and revolving credit
    facilities..............................................    1,231,245       792,843
  Payments under commercial paper and revolving credit
    facilities..............................................   (1,080,599)   (1,209,009)
  Principal payments under long-term debt agreements........      (31,809)     (131,210)
  (Decrease) increase in outstanding checks in excess of
    cash in bank............................................       (9,375)        6,568
  Net proceeds from issuance of common stock................           --       539,720
  Other.....................................................         (829)           --
                                                              -----------   -----------
      Net cash provided by (used in) financing activities...      108,633        (1,088)
                                                              -----------   -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........       (3,096)       22,983
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............       87,115        76,859
                                                              -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $    84,019   $    99,842
                                                              ===========   ===========
RELATED DISCLOSURES FOR CASH FLOW REPORTING:
  Interest paid, excluding SFAS No.15 Interest..............  $   (36,760)  $   (32,088)
                                                              ===========   ===========
  Net income taxes paid.....................................  $    (2,970)  $    (4,713)
                                                              ===========   ===========
  Assets obtained by entering into capital leases...........  $    14,259   $    14,514
                                                              ===========   ===========

           See notes to condensed consolidated financial statements.

                        7-ELEVEN, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       THREE MONTHS ENDED MARCH 31, 2000

                 (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    The condensed consolidated balance sheet as of March 31, 2000, and the condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 1999 and 2000, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position at March 31, 2000, and the results of operations and cash flows for all periods presented have been made. Certain prior-period amounts have been reclassified to conform to current-period presentation. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

    Sales and cost of goods sold of stores operated by franchisees are consolidated with the results of Company-operated stores in the condensed consolidated statements of earnings. Gross profit from franchise stores is split between the Company and its franchisees pursuant to the terms of franchise agreements.

    The condensed consolidated balance sheet as of December 31, 1999, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, include accounting policies and additional information pertinent to an understanding of both the December 31, 1999, balance sheet and the interim financial statements. The information has not changed except as a result of normal transactions in the three months ended March 31, 2000, and as discussed in the following notes.

2. EQUITY TRANSACTIONS

    On March 16, 2000, the Company issued 22,736,842 shares of common stock at $23.75 per share to IYG Holding Company in a private placement transaction, which increased their ownership in the Company to 72.7%. The net proceeds of $539,425 were used to repay the outstanding balance on the Company's bank term loan of $112,500 and to reduce the Company's revolving credit facility by approximately $250 million and commercial paper facility by approximately $177 million.

    On April 26, 2000, the shareholders of the Company approved a reverse stock split of one share of common for five shares of common, which was effective May 1, 2000. Accordingly, all references to share or earnings-per-share data in the accompanying condensed consolidated financial statements and related notes reflect the reverse stock split.

3. SALE-LEASEBACK AGREEMENT

    In the first quarter, the Company entered into a sale-leaseback agreement whereby land, buildings and associated real and personal property improvements were sold and leased back by the Company. The Company received net proceeds of $71,915 on the sale of 33 stores. The gain on the sale of the properties of approximately $12 million was deferred and will be recognized on a straight-line basis over the initial term of the leases.

    Under the terms of the agreements, the Company will make rental payments over a 16-year lease term. At the expiration of the initial lease term, the Company will have the option of renewing the lease for

                        7-ELEVEN, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       THREE MONTHS ENDED MARCH 31, 2000

                 (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                  (UNAUDITED)

3. SALE-LEASEBACK AGREEMENT (CONTINUED)
up to six renewal terms of up to five years per renewal term at predetermined increases. The leases do not contain purchase options or guaranteed residual values; however, the Company does have the right of first refusal after the first five years of the initial lease term with respect to any offers to purchase the properties which the lessor receives. The leases are being accounted for as operating leases.

4. INCOME TAX EXPENSE/BENEFIT

    On March 27, 2000, the Company received notice of approval from the Internal Revenue Service regarding the settlement of certain outstanding tax issues relating to audits of the Company's tax returns. As a result of the settlement, the Company recorded an income tax benefit of $12.5 million in the first quarter. This benefit reduced the Company's income tax expense in the first quarter from an expense of $1.5 million to a benefit of $11 million.

5. COMPREHENSIVE EARNINGS

    The components of comprehensive earnings of the Company for the periods presented are as follows:

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Net earnings................................................   $6,173    $14,836
Other comprehensive earnings:
  Unrealized gains (losses) on equity securities, net of
    tax.....................................................      549     (2,142)
  Reclassification adjustments for gains included in net
    earnings, net of $758 tax expense.......................       --     (1,228)
  Foreign currency translation adjustments..................    1,046       (238)
                                                               ------    -------
    Other comprehensive earnings............................    1,595     (3,608)
                                                               ------    -------
Total comprehensive earnings................................   $7,768    $11,228
                                                               ======    =======

                        7-ELEVEN, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       THREE MONTHS ENDED MARCH 31, 2000

                 (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                  (UNAUDITED)

6. EARNINGS PER SHARE

    Computations for basic and diluted earnings per share are presented below (in thousands, except per-share data):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
BASIC:
  Earnings before extraordinary gain........................  $ 1,883    $ 14,836
  Earnings on extraordinary gain............................    4,290          --
                                                              -------    --------
  Net earnings..............................................  $ 6,173    $ 14,836
                                                              =======    ========
  Weighted-average common shares outstanding................   81,988      85,758
                                                              =======    ========
  Earnings per common share before extraordinary gain.......  $  0.03    $   0.17
  Earnings per common share on extraordinary gain...........     0.05          --
                                                              -------    --------
  Net earnings per common share.............................  $  0.08    $   0.17
                                                              =======    ========
DILUTED:
  Earnings before extraordinary gain........................  $ 1,883    $ 14,836
  Add interest on convertible quarterly income debt
    securities, net of tax (A)..............................       --       2,629
                                                              -------    --------
  Earnings before extraordinary gain plus assumed
    conversions.............................................  $ 1,883    $ 17,465
  Earnings on extraordinary gain............................    4,290          --
                                                              -------    --------
  Net earnings plus assumed conversions.....................  $ 6,173    $ 17,465
                                                              =======    ========
  Weighted-average common shares outstanding (Basic)........   81,988      85,758
  Add effects of assumed conversions:
    Stock options (B).......................................       --         582
    Convertible quarterly income debt securities (A)........       --      20,924
                                                              -------    --------
  Weighted-average common shares outstanding plus shares
    from assumed conversions (Diluted)......................   81,988     107,264
                                                              =======    ========
  Earnings per common share before extraordinary gain.......  $  0.03    $   0.16
  Earnings per common share on extraordinary gain...........     0.05          --
                                                              -------    --------
  Net earnings per common share.............................  $  0.08    $   0.16
                                                              =======    ========

(A) The convertible quarterly income debt securities, which are convertible into 20,924,069 common shares, are not assumed converted for the three months ended March 31, 1999, as they have an antidilutive effect on earnings per share.

(B) The weighted-average shares for the three months ended March 31, 1999, do not assume exercise of the stock options since the average market price of shares is below the options' exercise prices.

                        7-ELEVEN, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       THREE MONTHS ENDED MARCH 31, 2000

                 (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                  (UNAUDITED)

7. STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 133

    The Company is currently reviewing SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 becomes effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 2000. The Company intends to adopt the provisions of this statement as of January 1, 2001. The impact of the adoption of SFAS No. 133 has not been determined at this time due to the Company's continuing investigation of its financial instruments and the applicability of SFAS No. 133 to them.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of 7-Eleven, Inc.

    We have reviewed the accompanying condensed consolidated balance sheet of 7-Eleven, Inc. and Subsidiaries as of March 31, 2000, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 1999 and 2000. These financial statements are the responsibility of the Company's management.

    We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

    Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements of 7-Eleven, Inc. and Subsidiaries for them to be in conformity with accounting principles generally accepted in the United States.

    We previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of earnings, shareholders' equity (deficit), and cash flows for the year then ended (not presented herein), and in our report dated February 3, 2000, except as to the information included in the fourth paragraph of Note 13, for which the date is March 2, 2000, and the information included in Note 2, for which the date is March 16, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                             PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
May 1, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS QUARTERLY REPORT INCLUDES CERTAIN STATEMENTS THAT ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ANY STATEMENT IN THIS PROSPECTUS THAT IS NOT A STATEMENT OF HISTORICAL FACT MAY BE DEEMED TO BE A FORWARD-LOOKING STATEMENT. WE OFTEN USE THESE TYPES OF STATEMENTS WHEN DISCUSSING OUR PLANS AND STRATEGIES, OUR ANTICIPATION OF REVENUES FROM DESIGNATED MARKETS AND STATEMENTS REGARDING THE DEVELOPMENT OF OUR BUSINESSES, THE MARKETS FOR OUR SERVICES AND PRODUCTS, OUR ANTICIPATED CAPITAL EXPENDITURES, OPERATIONS, SUPPORT SYSTEMS, CHANGES IN REGULATORY REQUIREMENTS AND OTHER STATEMENTS CONTAINED IN THIS QUARTERLY REPORT REGARDING MATTERS THAT ARE NOT HISTORICAL FACTS. WHEN USED IN THIS QUARTERLY REPORT, THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "SEEK," "ESTIMATE," AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THERE CAN BE NO ASSURANCE THAT:
(I) WE HAVE CORRECTLY MEASURED OR IDENTIFIED ALL OF THE FACTORS AFFECTING THESE MARKETS OR THE EXTENT OF THEIR LIKELY IMPACT; (II) THE PUBLICLY AVAILABLE INFORMATION WITH RESPECT TO THESE FACTORS ON WHICH OUR ANALYSIS IS BASED IS COMPLETE OR ACCURATE; (III) OUR ANALYSIS IS CORRECT OR (IV) OUR STRATEGY, WHICH IS BASED IN PART ON THIS ANALYSIS, WILL BE SUCCESSFUL. WE DO NOT INTEND TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

    ALL REFERENCES TO SHARE DATA REFLECT THE ONE-FOR-FIVE REVERSE SPLIT OF OUR COMMON STOCK EFFECTED MAY 1, 2000.

GENERAL

    7-Eleven is the world's largest operator, franchisor and licensor of convenience stores. 7-Eleven is also the largest convenience store chain in North America. Over the last several years we have transformed our business model to take advantage of our extensive store base, our widely recognized brand identity and the best practices developed by our affiliate and largest area licensee, Seven-Eleven Japan Co., Ltd.

    The key elements of our business model are:

    - a differentiated merchandising strategy;

    - utilization of sophisticated retail information technology;

    - managing distribution to our stores;

    - improving the customer shopping experience; and

    - a unique franchise model.

    In an effort to implement this new business model, we have invested a significant amount of capital into our business. From 1991 through 1996, the amount of capital invested totaled approximately $900 million. The majority of this money was spent remodeling our stores. During this period we sold or closed over 1,400 stores, most of which were unprofitable, did not fit into our market development strategy or were too costly to upgrade. The costs associated with these programs had a negative impact on our earnings but improved our store base. Additionally, since the beginning of 1997 we have spent over $1 billion of capital to develop and acquire 541 new stores, design and install a proprietary, state-of-the-art retail information system and to provide new equipment to support our merchandising initiatives. We believe these expenditures have positioned us for sustainable profitable growth.

    The following table sets forth our results of operations and other financial data for the periods indicated. We report all sales and gross profit from franchised stores in our consolidated results and record as an expense a percentage of the gross profit generated by the franchised stores. In accordance with Statement of Financial Accounting Standards No. 15 ("SFAS No. 15"), we do not recognize interest expense on our debentures in our statement of earnings. These debentures are recorded at an amount equal to the future undiscounted cash payments, both principal and interest. Accordingly, the cash interest payments are charged against the recorded amount of the debentures and are not treated as interest expense. Except where noted, all per store numbers refer to an average of all stores rather than only stores open more than one year.

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                1999          2000
                                                              --------      --------
                                                               (IN MILLIONS, EXCEPT
                                                                   OTHER DATA)
Net sales:
  Merchandise...............................................  $1,361.8      $1,509.3
  Gasoline..................................................     408.3         603.3
                                                              --------      --------
    Total net sales.........................................   1,770.1       2,112.6
Gross profit:
  Merchandise...............................................     451.8         514.8
  Gasoline..................................................      53.8          51.6
                                                              --------      --------
    Total gross profit......................................     505.6         566.4
Other income................................................      22.1          24.8
Franchisee gross profit expense.............................     128.7         146.8
Operating, selling, general and administrative expense
  ("OSG&A").................................................     371.8         413.7
Interest expense, net.......................................      24.1          26.9
Income tax expense (benefit)................................       1.2         (11.0)
Earnings before extraordinary gain..........................       1.9          14.8
Extraordinary gain..........................................       4.3            --
Net earnings................................................  $    6.2      $   14.8
                                                              ========      ========
Earnings before extraordinary gain per common share
  Basic.....................................................  $   0.03      $   0.17
  Diluted...................................................  $   0.03      $   0.16
OTHER DATA:
Stores at end of period.....................................     5,622         5,686
Merchandise sales growth--U.S. same store...................      9.9%          9.0%
Merchandise gross profit margin.............................     33.2%         34.1%
Merchandise gross profit growth--per store..................      6.0%         12.6%
Gasoline gallon sales growth--per store.....................      6.8%         (0.6%)
Gasoline gross profit margin--cents per gallon..............     13.37         12.33
Gasoline gross profit growth--per store.....................     14.7%         (8.3%)
Average retail price of gasoline per gallon.................  $   1.02      $   1.44
OSG&A % of net sales........................................     21.0%         19.6%

------------------------

(1) The Convertible Quarterly Income Debt Securities are not assumed converted for the three months ended March 31, 1999 as they have an antidilutive effect on the period's earnings per share. In addition, stock options are not assumed exercised for the three months ended March 31, 1999 as the average market price of shares was below the exercise price of the options.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 TO THREE MONTHS ENDED MARCH 31,
  1999

    NET SALES

    Net sales for the three months ended March 31, 2000 were $2,112.6 million, an increase of $342.5 million, or 19.3%, from $1,770.1 million for the three months ended March 31, 1999. This increase was attributable to growth in both merchandise and gasoline sales.

    Merchandise sales for the three months ended March 31, 2000 were $1,509.3 million, an increase of $147.5 million, or 10.8%, from $1,361.8 million for the three months ended March 31, 1999. This increase was primarily attributable to U.S. same-store merchandise sales growth of 9.0% and our operating an average of 68 additional stores in the three months ended March 31, 2000 as compared to the same period in 1999. Excluding the impact of cigarette cost increases passed through to customers and the extra day from the leap year, our U.S. same-store merchandise sales were approximately 6% higher for the three months ended
March 31, 2000 as compared to the same period in 1999. Categories contributing to U.S. same-store merchandise sales growth were trading cards, prepaid phone cards, non-carbonated beverages, coffee, services and beer/wine. This growth was, in part, offset by slight decreases in the sales of dairy products and newspapers.

    Gasoline sales for the three months ended March 31, 2000 were $603.3 million, an increase of $194.9 million, or 47.7%, from $408.3 million for the three months ended March 31, 1999. This increase was primarily attributable to a higher average retail price of gasoline and our operating an average of 104 additional stores that sell gasoline during the three months ended March 31, 2000 as compared to the same period in 1999. During the three months ended
March 31, 2000, the average retail price of gasoline was $1.44 per gallon, a $0.42 increase from $1.02 per gallon for the same period in 1999. Average gallons sold per store declined 0.6% during the three months ended March 31, 2000 as compared to the same period in 1999. This decline was the result of our pricing strategy of maximizing our gross profit dollars instead of volume. We sold 419.0 million gallons in the three months ended March 31, 2000, an increase of 16.8 million gallons, or 4.2%, from 402.2 million gallons for the same period in 1999.

    GROSS PROFIT

    Gross profit for the three months ended March 31, 2000 was $566.4 million, an increase of $60.9 million, or 12.0%, from $505.6 million for the three months ended March 31, 1999. This increase was attributable to increased merchandise gross profit, which was offset, in part, by a decline in gasoline gross profit.

    Merchandise gross profit for the three months ended March 31, 2000 was $514.8 million, an increase of $63.0 million, or 13.9%, from $451.8 million for the three months ended March 31, 1999. This increase was primarily attributable to higher U.S. same-store merchandise sales, a higher merchandise gross profit margin and our operating a larger number of stores. Gross profit margin increased to 34.1% for the three months ended March 31, 2000 from 33.2% for the same period in 1999. This margin increase was primarily attributable to increased sales in several higher margin categories, including trading cards, coffee, services and non-carbonated beverages. As a result, merchandise gross profits per store increased 12.6% for the three months ended March 31, 2000 as compared to the same period in 1999.

    Gasoline gross profit for the three months ended March 31, 2000 was $51.6 million, a decrease of $2.1 million, or 4.0%, from $53.8 million for the three months ended March 31, 1999. This decline in gasoline gross profit was the result of a decrease in gasoline gross profit margin to 12.33 cents per gallon for the three months ended March 31, 2000 from 13.37 cents per gallon for the same period in 1999, which was primarily due to wholesale costs rising at a faster rate than retail prices. As a result, gasoline gross profits per store declined 8.3% for the three months ended March 31, 2000 as compared to the same period in 1999.

    OTHER INCOME

    Other income for the three months ended March 31, 2000 was $24.8 million, an increase of $2.6 million, or 12.0%, from $22.1 million for the three months ended March 31, 1999. This increase was attributable to increased franchise fees associated with more stores being franchised. In addition, royalty income from our area licensees increased as a result of higher sales at stores operated by licensees and an increase in the number of such stores.

    Other income includes royalties from area license agreements with Seven-Eleven Japan. One year following the final repayment of our 1988 Yen-denominated loan, currently projected for 2001, royalty payments from Seven-Eleven Japan will be reduced by approximately two-thirds in accordance with the terms of the amended license agreement.

    FRANCHISEE GROSS PROFIT EXPENSE

    Franchisee gross profit expense for the three months ended March 31, 2000 was $146.8 million, an increase of $18.1 million, or 14.0%, from $128.7 million for the three months ended March 31, 1999. The increase was due to higher gross profit at franchised stores.

    OPERATING, SELLING, GENERAL AND ADMINISTRATIVE ("OSG&A")

    OSG&A for the three months ended March 31, 2000 was $413.7 million, an increase of $41.9 million, or 11.3%, from $371.8 million for the three months ended March 31, 1999. This increase was primarily attributable to the cost of operating a larger number of stores, approximately $10 million of incremental costs related to the implementation of our proprietary retail information system and additional costs related to implementing other strategic initiatives.

    The ratio of OSG&A to net sales decreased to 19.6% for the three months ended March 31, 2000 from 21.0% for the three months ended March 31, 1999. Excluding the impact of the higher average retail price of gasoline in the three months ended March 31, 2000, the ratio of OSG&A to net sales increased to 21.4% from 21.0% for the same period in 1999.

    INTEREST EXPENSE, NET

    Net interest expense for the three months ended March 31, 2000 was $26.9 million, an increase of $2.8 million, or 11.7%, from $24.1 million for the three months ended March 31, 1999. This increase was primarily attributable to higher borrowing levels that we incurred to finance new store development and other initiatives, combined with slightly higher interest rates on our floating rate debt. The increase was partially offset by a reduction in interest expense for the three months ended March 31, 2000 resulting from the repayment of borrowings with proceeds from our sale of common stock to IYG Holding Company on March 16, 2000.

    As a result of our reduction of debt, we expect net interest expense in 2000 to decrease by approximately $21 million as compared to 1999 based on anticipated levels of debt and interest rate projections.

    INCOME TAX EXPENSE/BENEFIT

    Income tax benefit for the three months ended March 31, 2000 was $11.0 million, compared to a $1.2 million expense for the three months ended March 31, 1999. This decrease was primarily attributable to a non-recurring benefit of $12.5 million recorded in the three months ended March 31, 2000, which resulted from a settlement with the Internal Revenue Service related to audits of our federal income taxes for the 1992 through 1995 tax years. Excluding the income tax credit, our effective tax rate was 39.5% for the three months ended
March 31, 2000 compared to 39.6% in the same period 1999.

    EXTRAORDINARY GAIN

    In the first quarter of 1999, we redeemed $19.4 million of our debentures resulting in a $4.3 million after-tax gain. This gain resulted from the retirement of future undiscounted interest payments as recorded under SFAS No. 15, combined with repurchasing a portion of the debentures below their face amount.

    NET EARNINGS

    Net earnings for the three months ended March 31, 2000 were $14.8 million, an increase of $8.7 million, or 140.3%, from $6.2 million for the three months ended March 31, 1999. Net earnings for the three months ended March 31, 2000 included the $12.5 million tax benefit discussed above. Net earnings for the three months ended March 31, 1999 included the $4.3 million extraordinary gain discussed above.

Excluding these non-recurring items, net earnings were $2.3 million for the three months ended March 31, 2000, an increase of $0.5 million, or 24.1%, from $1.9 million for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

    The majority of our working capital is provided from three sources:

    - cash flows generated from our operating activities;

    - a $650 million commercial paper facility, guaranteed by Ito-Yokado; and

    - short-term seasonal borrowings of up to $400 million under our revolving credit facility.

    We believe that operating activities, coupled with available short-term working capital facilities, will provide sufficient liquidity to fund operating and capital expenditure programs, as well as to service debt requirements.

    Our $400 million revolving credit facility was made available to us under an unsecured credit agreement with a group of lenders. A sublimit of $150 million for letters of credit is included in the revolving credit facility. To the extent outstanding letters of credit are less than the $150 million maximum, the excess availability can be used for additional borrowings under the revolving credit facility. The credit agreement also included a $225 million term loan, the balance of which was paid in full on March 16, 2000. The covenant levels established by the credit agreement generally require continuing improvement in our financial condition.

    IYG Holding Company is our majority shareholder and on March 16, 2000, IYG Holding purchased 22,736,842 newly issued shares of our common stock for $540 million, or $23.75 per share, in a private placement transaction. We used the net proceeds from this transaction to repay the outstanding balance on our bank term loan, to repay the outstanding balance of our bank revolver and to reduce our commercial paper facility borrowings. As a result IYG Holding currently holds approximately 72.7% of our outstanding common stock. In addition, IYG Holding's shareholders own Convertible Quarterly Income Debt Securities that are convertible into a maximum of 20,924,069 shares of our common stock.

    In January 2000, we entered into a sale-leaseback agreement for 33 of our store properties whereby we sold land, buildings and related improvements which were then leased back to us. We received net proceeds of $71.9 million on the sale. The sale resulted in approximately $12 million of deferred gains, which we will recognize on a straight-line basis over the initial term of the leases. We used all of the proceeds from the transaction to pay down our revolving credit facility.

MATURITIES

    As of March 31, 2000, long-term debt maturities, for the twelve month periods ending March 31, which include capital lease obligations as well as SFAS No. 15 Interest accounted for in the recorded amount of the debentures, are as follows (dollars in millions):

2001........................................................  $   96.4
2002........................................................      63.5
2003........................................................      77.6
2004........................................................     286.7
2005........................................................     164.3
Thereafter..................................................     704.8
                                                              --------
                                                              $1,393.3
                                                              ========

    The above long-term debt maturities assume the continuance of the commercial paper program and the Ito-Yokado Co. Ltd. guarantee.

    CASH FROM OPERATING ACTIVITIES.

    Net cash provided by operating activities was $22.8 million for the three months ended March 31, 2000 compared to a use of $7.6 million for the three months ended March 31, 1999, an increase of $30.4 million. This increase is primarily attributable to higher net earnings as adjusted for non-cash items and changes in certain balance sheet amounts. Changes in working capital include the payment of a previously accrued claim, an increase in advances for RIS equipment awaiting quarterly funding under a master lease facility and a payment associated with transferring our obligation for long-term disability coverage to a third party insurer, all of which are non-recurring items that occurred in the three months ended March 31, 1999.

    CASH FROM INVESTING ACTIVITIES

    Net cash provided by investing activities was $1.3 million for the three months ended March 31, 2000 compared to a use of $104.2 million for the three months ended March 31, 1999. Capital expenditures were $72.0 million for the three months ended March 31, 2000 compared to $110.7 million for the same period in 1999. In addition, we received $71.9 million of net proceeds from a sale-leaseback transaction during the three months ended March 31, 2000.

    Capital expenditures were used for new store development, continued implementation of our retail information system, new equipment to support merchandising initiatives, maintaining, remodeling and upgrading store and gasoline facilities' image and equipment and compliance with environmental regulations. We expect capital expenditures for 2000, excluding lease commitments, to be in excess of $325 million.

    CASH FROM FINANCING ACTIVITIES

    Net cash used in financing activities was $1.1 million for the three months ended March 31, 2000, compared to cash provided by financing activities of $108.6 million for the three months ended March 31, 1999.

    Net repayments under commercial paper and revolving credit facilities totaled $416.2 million for the three months ended March 31, 2000, compared to net borrowings of $150.6 million for the same period in 1999. Net long-term debt repayments for the three months ended March 31, 2000 were $131.2 million compared to $31.8 million for the same period in 1999. Cash from financing activities for the three months ended March 31, 2000 also included
$539.7 million in net proceeds from issuance of common stock that we used to pay down our indebtedness.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The following discussion summarizes the financial and derivative instruments we held as of March 31, 2000 which are sensitive to changes in interest rates, foreign exchange rates and equity prices. We use interest-rate swaps to manage the primary market exposures associated with underlying liabilities and anticipated transactions. We use these instruments to reduce risk by essentially creating offsetting market exposures. In addition, our two yen-denominated loans serve effectively to hedge our exposure to yen-dollar currency fluctuations. The instruments we hold are not leveraged and are held for purposes other than trading. On March 16, 2000 we received $539.4 million in net proceeds from a private placement transaction. We used these proceeds to reduce floating rate debt which has lowered our exposure to interest rate risk. See "--Liquidity and Capital Resources" for more information.

    In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not represented in this discussion.

    INTEREST-RATE RISK MANAGEMENT.

    The table below presents descriptions of the floating-rate financial instruments and interest-rate-derivative instruments we held at March 31, 2000. We entered into an interest-rate swap to achieve the appropriate level of variable and fixed-rate debt as approved by senior management. Under the interest-rate swap, we agreed with other parties to exchange the difference between fixed-rate and floating-rate interest amounts on a quarterly basis.

    For the debt, the table below presents principal cash flows that exist by maturity date and the related average interest rate. For the swap, the table presents the notional amounts outstanding and expected interest rates that exist by contractual dates. We used the notional amount to calculate the contractual payments to be exchanged under the contract and estimated the variable rates based on implied forward rates in the yield curve at the reporting date. Additionally, the interest rate on the bank debt reflects a LIBOR margin of 47.5 basis points as prescribed in the credit agreement.

                                      2000       2001       2002       2003       2004     THEREAFTER    TOTAL     FAIR VALUE
                                    --------   --------   --------   --------   --------   ----------   --------   ----------
                                                                      (DOLLARS IN MILLIONS)
Floating-rate financial
  instruments:
  Commercial paper................    $116       $  0       $  0       $  0       $  0        $350        $466        $466
    Average interest rate.........     7.3%       7.4%       7.3%       7.3%       7.3%        7.3%        7.3%
Interest-rate derivatives:
  Notional amount.................    $250       $250       $250       $250       $250        $  0        $250        $  8
  Average pay rate................     6.1%       6.1%       6.1%       6.1%       6.1%          0%        6.1%
  Average receive rate............     7.3%       7.4%       7.3%       7.3%       7.3%        7.3%        7.3%

    The $8 million fair value of the interest-rate swap represents an estimate of the amount we would receive from the counterparty if we chose to terminate the swap as of March 31, 2000. See Note 11 to the Consolidated Financial Statements for detailed information on floating-rate and fixed-rate liabilities as well as fair value and derivative discussions.

    As of March 31, 2000, approximately 31% of our debt contained floating rates that will be unfavorably impacted by rising interest rates. We have effectively eliminated 54% of our exposure to rising interest rates through an interest rate swap agreement. The weighted-average interest rate for such debt, including the impact of the interest rate swap agreement, was 6.2% for three months ended March 31, 2000 as compared to 5.4% for the same period in 1999.

OTHER ISSUES

    ENVIRONMENTAL

    In December 1988, we closed our chemical manufacturing facility in New Jersey. We are required to conduct environmental remediation at the facility, including groundwater monitoring and treatment for a projected 15-year period, which commenced in 1998. We have recorded undiscounted liabilities, representing our best estimates of the clean-up costs, of $6.5 million at March 31, 2000. In 1991, we entered into a settlement agreement with the former owner of the facility pursuant to which the former owner agreed to pay a substantial portion of the clean-up costs. Based on the terms of the settlement agreement and the financial resources of the former owner, we have a receivable recorded of $4.1 million at March 31, 2000.

    Additionally, we accrue for the anticipated future costs and the related probable state reimbursement amounts for remediation activities at our existing and previously operated gasoline sites where releases of regulated substances have been detected. At March 31, 2000, our estimated undiscounted liability for these sites was $27.9 million. This estimate is based on our prior experience with gasoline sites and contractors who perform environmental assessment and remediation work as well as other factors such as the age of the tanks and the location of tank sites. We anticipate that substantially all of the future remediation costs for detected releases of regulated substances at these sites as of March 31, 2000 will be incurred within the next four to five years.

    Under state reimbursement programs, we are eligible to receive reimbursement for a portion of future remediation costs, as well as a portion of remediation costs previously paid. Accordingly, at March 31, 2000, we had recorded a net receivable of $49.7 million based on the estimated state reimbursements. In assessing the probability of state reimbursements, we take into consideration each state's fund balance, revenue sources, existing claim backlog, status of clean-up activity and claim ranking systems. As a result of these assessments, the recorded receivable amount is net of an allowance of $7.9 million.

    While there is no assurance of the timing of the receipt of state reimbursement funds, based on our experience we expect to receive the majority of state reimbursement funds, except from California, within one to three years after our payment of eligible remediation expenses. This time period assumes that the state administrative procedures for processing such reimbursements have been fully developed. Because of recent legislative changes in California, we estimate that we will receive reimbursement of our identified remediation within one to ten years after our payment of eligible remediation expenses. As a result of the timing for reimbursements, we have present-valued the portion of the recorded receivable amount that relates to remedial activities that has already been completed at a discount rate of approximately 6.5%. Thus, the recorded receivable amount is also net of a discount of $14.0 million.

    The estimated future assessment and remediation expenditures and related state reimbursement amounts could change within the near future as governmental requirements and state reimbursement programs continue to be implemented or revised.

    LITIGATION

    We are a defendant in two legal actions, which are referred to as the 7-Eleven Owners for Fair Franchising and Valente cases, filed by franchisees in 1993 and 1996, respectively. A nationwide settlement was negotiated in 1997, and, in connection with the settlement, these two cases were combined on behalf of a class of all persons who franchised 7-Eleven-Registered Trademark-convenience stores from us in the United States at any time between January 1, 1987 and July 31, 1997. A total of 98.5% of the class members have approved the settlement, and the court presiding over the settlement process gave its final approval of the settlement on April 24, 1998. The settlement provides that class members who are former franchisees will share in a settlement fund, that we will make certain changes to the franchise agreements of class members who are current franchisees and that we will pay certain attorney fees.

    Notices of appeal of the order approving the settlement were filed on behalf of three of the attorneys who represented the class and six former and two current franchisees who were members of the class. One of these current franchisees has dismissed his appeal. The settlement agreement will not become effective until the appeals are resolved. However, the settlement agreement provides that while the appeals are pending we will pay certain maintenance and supply expenses relating to the cash registers and retail information system equipment of current franchisees that are members of the settlement class. If the settlement is overturned on appeal, we have the right to require franchisees to repay the amounts that we paid for these expenses. Our accruals are sufficient to cover the total settlement costs, including payments due to former franchisees when the settlement becomes effective.

    RECENTLY ISSUED ACCOUNTING STANDARD

    We are currently reviewing SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS
No. 133 becomes effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 2000. We intend to adopt the provisions of this statement as of January 1, 2001. The impact of the adoption of SFAS No. 133 has not been determined at this time due to our continuing investigation of our financial instruments and the applicability of SFAS
No. 133 to them.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See "Management's Discussion and Analysis" above.

                                    PART II.
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    There are no other reportable suits or proceedings pending or threatened against the Company other than as previously reported.

ITEM 2. CHANGES IN SECURITIES

    On April 26, 2000, the Company's shareholders approved Articles of Amendment to the Company's Second Restated and Amended Articles of Incorporation. The Articles of Amendment effected a one-for-five reverse split of the Company's Common Stock as of May 1, 2000. The CUSIP number for the Company's common stock is now 817826 29 0.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits:

        Exhibit (3).--Copy of Articles of Amendment to the Second Restated Articles of Incorporation, as filed with the Secretary of State of Texas.

        Exhibit (15)--Letter re Unaudited Interim Financial Information. Letter of PricewaterhouseCoopers LLP, Independent Auditors.

        Exhibit (27)--Financial Data Schedule. Submitted in electronic format only.

    (b) 8-K Reports:

During the first quarter of 2000, the Company filed no reports on Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       7-ELEVEN, INC.
                                                       (Registrant)

                                                                        /s/ JAMES W. KEYES
                                                            -----------------------------------------
                                                                          James W. Keyes
Date: May 8, 2000                                             PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                                       /s/ DONALD E. THOMAS
                                                            -----------------------------------------
                                                                         Donald E. Thomas
                                                                  (PRINCIPAL ACCOUNTING OFFICER)
                                                             VICE PRESIDENT, CHIEF ACCOUNTING OFFICER
Date: May 8, 2000                                                         AND CONTROLLER