Form 10-Q
period 2000-06-30
7 ELEVEN INC
filed 2000-08-03
CIK 92344

                                 FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                ----------------

(MARK ONE)

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2000

                                      OR

     [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 0-16626
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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     104,761,730 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of June 30, 2000.

                          7-ELEVEN, INC.
                               INDEX


                                                                    PAGE
                                                                     NO.
                                                                    ----

Part I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

         Condensed Consolidated Balance Sheets -
           December 31, 1999 and June 30, 2000                         1

         Condensed Consolidated Statements of Earnings -
           Three Months and Six Months Ended June 30, 1999 and 2000    2

         Condensed Consolidated Statements of Cash Flows -
           Six Months Ended June 30, 1999 and 2000                     3

         Notes to Condensed Consolidated Financial Statements          4

         Report of Independent Accountants                             7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                   8

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK   17

Part II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                            17

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                    17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             18

SIGNATURES                                                            19


Exhibit (3)   Copy of Articles of Amendment to the Second Restated Articles of
Incorporation, as filed with the Secretary of State of
Texas                                                                  *

Exhibit (15) - Letter re Unaudited Interim Financial Information   Tab 1

Exhibit (27) - Financial Data Schedule                                **





* Incorporated by reference from the Company's report on Form 10-Q filed for the quarterly period ended March 31, 2000.

** Submitted in electronic format only


                                    (i)

                        7-ELEVEN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)



                                                              DECEMBER 31,        JUNE 30,
                                                                  1999              2000
                                                              -------------    -------------
                                                                                (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                  $     76,859     $    100,777
   Accounts receivable                                             179,039          193,339
   Inventories                                                     134,050          116,031
   Other current assets                                            115,328          120,922
                                                              -------------    -------------
       Total current assets                                        505,276          531,069
Property and equipment                                           1,880,520        1,875,230
Other assets                                                       299,870          281,727
                                                              -------------    -------------
       Total assets                                           $  2,685,666     $  2,688,026
                                                              =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Trade accounts payable                                     $    168,302     $    187,372
   Accrued expenses and other liabilities                          401,216          404,153
   Commercial paper                                                 34,418           71,437
   Long-term debt due within one year                              207,413          100,238
                                                              -------------    -------------
       Total current liabilities                                   811,349          763,200
Deferred credits and other liabilities                             251,073          245,883
Long-term debt                                                   1,802,819        1,272,014
Convertible quarterly income debt securities                       380,000          380,000
Commitments and contingencies
Shareholders' equity (deficit):
   Preferred stock, $.01 par value                                      -                -
   Common stock, $.0001 par value                                        8               10
   Additional capital                                              625,761        1,166,140
   Accumulated deficit                                          (1,194,896)      (1,141,676)
   Accumulated other comprehensive earnings                          9,552            2,455
                                                              -------------    -------------
       Total shareholders' equity (deficit)                       (559,575)          26,929
                                                              -------------    -------------
       Total liabilities and shareholders' equity (deficit)   $  2,685,666     $  2,688,026
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

                                           7-ELEVEN, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                    (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                (UNAUDITED)

                                                                    THREE MONTHS                  SIX MONTHS
                                                                   ENDED JUNE 30                 ENDED JUNE 30
                                                            -----------------------------  -------------------------
                                                                 1999             2000         1999         2000
                                                             -------------   ------------  ----------   ------------
REVENUES:
     Merchandise sales (Including $134,227, $153,710,
          $253,033 and $297,128 in excise taxes)             $  1,585,206   $  1,721,920   $  2,946,956  $  3,231,209
     Gasoline sales (Including $155,753, $171,695,
          $304,785 and $328,786 in excise taxes)                  503,303        707,436        911,648     1,310,718
                                                             -------------  -------------   ------------  ------------
          Net sales                                             2,088,509      2,429,356      3,858,604     4,541,927
     Other income                                                  24,094         27,272         46,221        52,045
                                                             -------------  -------------   ------------  ------------
          Total revenues                                        2,112,603      2,456,628      3,904,825     4,593,972
                                                             -------------  -------------   ------------  ------------

COSTS AND EXPENSES:
     Merchandise cost of goods sold                             1,031,790      1,113,447      1,941,770     2,107,945
     Gasoline cost of goods sold                                  443,233        640,197        797,798     1,191,831
                                                             ------------   --------------   -----------  -----------
          Total cost of goods sold                              1,475,023      1,753,644      2,739,568     3,299,776
     Franchisee gross profit expense                              158,413        175,068        287,112       321,820
     Operating, selling, general and administrative expenses      406,037        446,760        777,816       860,451
     Interest expense, net                                         25,588         18,537         49,671        45,429
                                                             -------------  -------------    -----------  -----------
          Total costs and expenses                              2,065,061      2,394,009      3,854,167     4,527,476
                                                             -------------  -------------    -----------  -----------

EARNINGS BEFORE INCOME TAX EXPENSE AND EXTRAORDINARY GAIN          47,542         62,619         50,658        66,496
INCOME TAX EXPENSE                                                 18,817         24,235         20,050        13,276
                                                             -------------  -------------    -----------   -----------
EARNINGS BEFORE EXTRAORDINARY GAIN                                 28,725         38,384         30,608        53,220
EXTRAORDINARY GAIN ON DEBT REDEMPTION (net of tax effect
          of $2,743)                                                  -              -            4,290           -
                                                             -------------   -------------    ----------   -----------
NET EARNINGS                                                 $     28,725   $     38,384    $    34,898   $    53,220
                                                             =============   =============   ===========   ===========
NET EARNINGS PER COMMON SHARE:
     BASIC
        Earnings before extraordinary gain                   $        .35   $        .37    $       .38   $       .56
        Extraordinary gain                                              -              -            .05             -
                                                             -------------   -------------   -----------  ------------
        Net earnings                                         $        .35   $        .37    $       .43   $       .56
                                                             =============   =============   ===========  ============
     DILUTED
        Earnings before extraordinary gain                   $        .30   $        .32    $       .35   $       .50
        Extraordinary gain                                              -              -            .04             -
                                                             -------------   -------------   -----------  ------------
        Net earnings                                         $        .30   $        .32    $       .39   $       .50
                                                             =============   =============   ===========  ============







                   See notes to condensed consolidated financial statements.

                                                2

<Page

                                        7-ELEVEN, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (DOLLARS IN THOUSANDS)

                                                    (UNAUDITED)
                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30
                                                                                -------------------------------
                                                                                     1999            2000
                                                                                -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                                $     34,898     $     53,220
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Extraordinary gain on debt redemption                                         (4,290)              -
        Depreciation and amortization of property and equipment                       92,120          105,757
        Other amortization                                                             9,980           10,020
        Deferred income taxes                                                         14,667            3,417
        Noncash interest expense                                                         806              833
        Other noncash income                                                          (2,992)          (1,130)
        Net loss (gain) on property and equipment                                      1,268           (1,532)
        Increase in accounts receivable                                              (13,191)         (14,122)
        (Increase) decrease in inventories                                            (3,649)          18,019
        Increase in other assets                                                     (19,244)          (8,803)
        Increase (decrease) in trade accounts payable and other liabilities           10,396           (9,853)
                                                                                -------------    -------------
                  Net cash provided by operating activities                          120,769          155,826
                                                                                -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for purchase of property and equipment                                 (226,740)        (145,159)
    Proceeds from sale of property and equipment                                       4,244           76,137
    Proceeds from sale of domestic securities                                          2,515            2,512
    Other                                                                              6,291           (1,482)
                                                                                -------------    -------------
                  Net cash used in investing activities                             (213,690)         (67,992)
                                                                                -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from commercial paper and revolving credit facilities                 2,386,556        2,054,443
    Payments under commercial paper and revolving credit facilities               (2,212,537)      (2,510,494)
    Principal payments under long-term debt agreements                               (72,780)        (158,873)
    (Decrease) increase in outstanding checks in excess of cash in bank              (13,653)          11,230
    Net proceeds from issuance of common stock                                           -            539,778
    Other                                                                               (904)             -
                                                                                -------------    -------------
                  Net cash provided by (used in) financing activities                 86,682          (63,916)
                                                                                -------------    -------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                  (6,239)          23,918
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        87,115           76,859
                                                                                -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $     80,876     $    100,777
                                                                                =============    =============

RELATED DISCLOSURES FOR CASH FLOW REPORTING:
    Interest paid, excluding SFAS No.15 Interest                                $    (63,486)    $    (55,694)
                                                                                =============    =============
    Net income taxes paid                                                       $     (6,247)    $    (10,430)
                                                                                =============    =============
    Assets obtained by entering into capital leases                             $     26,090     $     20,364
                                                                                =============    =============


                        See notes to condensed consolidated financial statements.



                                                  3

7-ELEVEN, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 SIX MONTHS ENDED JUNE 30, 2000
          (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                         (UNAUDITED)

1.   BASIS  OF PRESENTATION

     The condensed consolidated balance sheet as of June 30, 2000, and the condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 1999 and 2000, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1999 and 2000, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position at June 30, 2000, and the results of operations and cash flows for all periods presented have been made. Certain prior-period amounts have been reclassified to conform to current-period presentation. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

     The reported results include the 5,700 convenience stores that are operated or franchised in the United States and Canada by 7-Eleven, Inc., along with royalty income only from worldwide 7-Eleven area licensees. Sales and cost of goods sold of stores operated by franchisees are consolidated with the results of Company-operated stores in the condensed consolidated statements of earnings. Gross profit from franchise stores is split between the Company and its franchisees pursuant to the terms of franchise agreements.

     The condensed consolidated balance sheet as of December 31, 1999, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, include accounting policies and additional information pertinent to an understanding of both the December 31, 1999, balance sheet and the interim financial statements. The information has not changed except as a result of normal transactions in the six months ended June 30, 2000, and as discussed in the following notes.

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

     On April 26, 2000, the shareholders of the Company approved a reverse stock split of one share of common for five shares of common, which was effective
May 1, 2000. Accordingly, all references to share or per-share data in the accompanying condensed consolidated financial statements and related notes reflect the reverse stock split.

     On May 23, 2000, the Company granted options for 2,023,424 shares under the 1995 Stock Incentive Plan. The options were granted at an exercise price of $19.00 per share, which was equal to the fair market value of the Company's common stock on the date of grant.

3.   EARNINGS PER SHARE

     Computations for basic and diluted earnings per share are presented below (shares in thousands):


                                                              Three Months           Six Months
                                                              Ended June 30         Ended June 30
                                                        ---------------------  -------------------
                                                           1999        2000       1999      2000
                                                         --------    --------    ------    ------
BASIC:
   Earnings before extraordinary gain                    $  28,725   $ 38,384   $ 30,608  $ 53,220
   Earnings on extraordinary gain                               -          -       4,290        -
                                                         ---------   ---------  --------  ---------
   Net earnings                                          $  28,725   $ 38,384   $ 34,898  $ 53,220
                                                         ==========  =========  ========  =========

   Weighted-average common shares outstanding               81,992    104,762     81,990    95,260
                                                         ==========   ========   ========  ========

  Earnings per common share before extraordinary gain    $     .35   $    .37   $    .38  $    .56
  Earnings per common share on extraordinary gain               -          -         .05        -
                                                         ----------   ---------   -------  -------
  Net earnings per common share                          $     .35   $    .37   $    .43  $    .56
                                                         ==========   =========  ========  ========

DILUTED:
   Earnings before extraordinary gain                    $  28,725   $ 38,384   $ 30,608  $ 53,220
   Add interest on convertible quarterly
      income debt securities, net of tax                     2,626      2,630      5,252     5,259
                                                         ----------   --------  ---------  --------
   Earnings before extraordinary gain plus
      assumed conversions                                   31,351     41,014     35,860    58,479
   Earnings on extraordinary gain                              -         -         4,290       -
                                                          ---------   --------  --------   --------
   Net earnings plus assumed conversions                 $  31,351   $ 41,014   $ 40,150  $ 58,479
                                                          =========  =========   ========  ========

   Weighted-average common shares outstanding (Basic)       81,992    104,762     81,990    95,260
   Add effects of assumed conversions:
      Stock options                                            114        829         57       706
      Convertible quarterly income debt securities          20,924     20,924     20,924    20,924
                                                          ---------   --------  --------   -------
   Weighted-average common shares outstanding
      plus shares from assumed conversions (Diluted)       103,030    126,515    102,971   116,890
                                                          =========   ========   ========  ========

   Earnings per common share before extraordinary gain   $     .30    $   .32    $   .35  $    .50
   Earnings per common share on extraordinary gain             -           -         .04        -
                                                          ---------   ---------   -------  --------
   Net earnings per common share                         $     .30    $   .32    $   .39  $    .50
                                                          =========    =========  ======== ========




4.   INCOME TAX EXPENSE/BENEFIT

     On March 27, 2000, the Company received notice of approval from the Internal Revenue Service regarding the settlement of certain outstanding tax issues relating to audits of the Company's federal income tax returns for the 1992 through 1995 tax years. As a result of the settlement, the Company recorded an income tax benefit of $12.5 million in the first quarter. This benefit reduced the Company's income tax expense for the six months ended June 30,2000, from $25.8 million to $13.3 million.

5.   COMPREHENSIVE EARNINGS

     The components of comprehensive earnings of the Company for the periods presented are as follows:



                                                 Three Months               Six Months
                                                 Ended June 30            Ended June 30
                                              -----------------         ------------------
                                               1999        2000          1999        2000
                                              ------------------        ------------------
  Net earnings                                  $ 28,725  $ 38,384        $ 34,898   $ 53,220
Other comprehensive earnings:
   Unrealized gains (losses) on
     equity securities, net of tax                796    (1,008)           1,345    (3,150)
     Reclassification adjustments for
       gains included in net earnings
       (net of $985, $396, $985 and $1,181
        tax expense)                           (1,541)     (620)          (1,541)   (1,848)
   Foreign currency translation
     adjustments                                1,794    (1,861)           2,840    (2,099)
                                             --------- ---------        --------- ---------
       Other comprehensive earnings             1,049    (3,489)           2,644    (7,097)
                                             --------- ---------        --------- ---------
Total comprehensive earnings                 $ 29,774  $ 34,895         $ 37,542  $ 46,123
                                             ========= =========        ========= =========


6.    SFAS NO. 133
      The Company is currently reviewing SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 becomes effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and earlier application is permitted as of the beginning ofany fiscal quarter. The Company intends to adopt the provisions of this statement as of January 1, 2001. The impact of the adoption of SFAS No. 133has not been determined at this time due to the Company's continuinginvestigation of its financial instruments and the applicability of SFASNo. 133 to them.

              REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of 7-Eleven, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of 7-Eleven, Inc. and Subsidiaries as of June 30, 2000, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 1999 and 2000, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1999 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of earnings, shareholders' equity (deficit), and cash flows for the year then ended (not presented herein), and in our report dated February 3, 2000, except as to the information included in the fourth paragraph of Note 13, for which the date is March 2, 2000, and the information included in Note 2, for which the date is March 16, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet information as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



PRICEWATERHOUSECOOPERS LLP
Dallas, Texas
July 27, 2000

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS QUARTERLY REPORT INCLUDES CERTAIN STATEMENTS THAT ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ANY STATEMENT IN THIS REPORT THAT IS NOT A STATEMENT OF HISTORICAL FACT MAY BE DEEMED TO BE A FORWARD-LOOKING STATEMENT. WE OFTEN
USE THESE TYPES OF STATEMENTS WHEN DISCUSSING OUR PLANS AND STRATEGIES, OUR ANTICIPATION OF REVENUES FROM DESIGNATED MARKETS AND STATEMENTS REGARDING THE DEVELOPMENT OF OUR BUSINESSES, THE MARKETS FOR OUR SERVICES AND PRODUCTS, OUR ANTICIPATED CAPITAL EXPENDITURES, OPERATIONS, SUPPORT SYSTEMS, CHANGES IN REGULATORY REQUIREMENTS AND OTHER STATEMENTS CONTAINED IN THE QUARTERLY REPORT REGARDING MATTERS THAT ARE NOT HISTORICAL FACTS. WHEN USED IN THIS QUARTERLY REPORT, THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "SEEK, "ESTIMATE," AND OTHER SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THERE CAN BE NO ASSURANCE THAT: (I) WE HAVE CORRECTLY MEASURED OR IDENTIFIED ALL OF THE FACTORS AFFECTING THESE MARKETS OR THE EXTENT OF THEIR LIKELY IMPACT; (II)
THE PUBLICLY AVAILABLE INFORMATION WITH RESPECT TO THESE FACTORS ON WHICH
OUR ANALYSIS IS BASED IS COMPLETE OR ACCURATE; (III) OUR ANALYSIS IS CORRECT OR (IV) OUR STRATEGY, WHICH IS BASED IN PART ON THIS ANALYSIS, WILL BE SUCCESSFUL. WE DO NOT INTEND TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

GENERAL

     7-Eleven is the world's largest operator, franchisor and licensor of convenience stores. 7-Eleven is also the largest convenience store chain in North America. Over the last several years we have transformed our business model to take advantage of our extensive store base, our widely recognized brand identity and the best practices developed by our affiliate and largest area licensee, Seven-Eleven Japan Co., Ltd. The key elements of our business model are:

     *      a differentiated merchandising strategy;
     * utilization of sophisticated retail information technology;
     * efficiently managing distribution to our stores;
     *      providing an attractive shopping experience;
               and
     *      a unique franchise model.

     EXCEPT WHERE NOTED, ALL PER STORE NUMBERS REFER TO AN AVERAGE OF ALL STORES RATHER THAN ONLY STORES OPEN MORE THAN ONE YEAR. IN ADDITION, ALL REFERENCES TO SHARE DATA REFLECT A ONE-FOR-FIVE REVERSE SPLIT OF OUR COMMON STOCK EFFECTED MAY 1, 2000.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 TO THREE
        MONTHS ENDED JUNE 30, 1999



NET SALES

                                          Three Months Ended June 30
                                         --------------------------
                                              1999          2000
                                             ------        ------
Net Sales: (in millions)
   Merchandise sales                         $1,585.2      $1,721.9
   Gasoline sales                               503.3         707.4
                                             --------      --------
Total net sales                              $2,088.5      $2,429.3
Merchandise sales growth-U.S. same store         8.7%          7.6%
Gasoline gallon sales change-per store           4.1%          3.9%
Average retail price of gasoline per gallon  $   1.20      $   1.55


     Merchandise sales for the three months ended June 30, 2000 were $1,721.9 million, an increase of $136.7 million, or 8.6%, from $1,585.2 million for the three months ended June 30, 1999. This increase was primarily attributable to U.S. same-store merchandise sales growth of 7.6% and our operating an average of 61 additional stores in the three months ended June 30, 2000 as compared to the same period in 1999. Wholesale cigarette cost increases, which were reflected in higher retail prices, accounted for less than two percentage points of the increase in U.S. same-store merchandise sales, while contributing almost 5% to the 1999 growth. Categories contributing to the merchandise sales growth were beer/wine, prepaid phone cards, non-carbonated beverages and snacks.

     Gasoline sales for the three months ended June 30, 2000 were $707.4 million, an increase of $204.1 million, or 40.6%, from $503.3 million for the three months ended June 30, 1999. This increase was primarily attributable to a higher average retail price of gasoline and our operating an average of 99 additional stores that sell gasoline during the comparable periods. The average retail price of gasoline was $1.55 per gallon during the quarter, a $0.35 increase over the comparable quarter. Average gallons sold per store increased 3.9% over the comparable quarter, primarily the result of adding new gasoline outlets, which tend to pump higher volumes than existing stores. We sold 456.1 million gallons in the three months ended June 30, 2000, an increase of 36.0 million gallons, or 8.6%, from 420.1 million gallons for the same period in 1999.



GROSS PROFIT

                                              Three Months Ended June 30
                                             --------------------------
                                                  1999          2000
                                                 ------        ------
Gross Profit (in millions)
   Merchandise gross profit                     $ 553.4       $ 608.5
   Gasoline gross profit                           60.1          67.2
                                                --------      --------
Total gross profit                              $ 613.5       $ 675.7
Merchandise gross profit margin                   34.9%         35.3%
Merchandise gross profit growth-per store          7.1%          8.8%
Gasoline gross profit margin-cents per gallon     14.30         14.74
Gasoline gross profit change-per store            29.1%          7.1%



     Merchandise gross profit for the three months ended June 30, 2000 was $608.5 million, an increase of $55.1 million, or 9.9%, from $553.4 million for the three months ended June 30, 1999. This increase was primarily attributable to higher U.S. same-store merchandise sales, an improved margin and our operating more stores. Gross profit margin increased to 35.3% for the three months ended June 30, 2000 from 34.9% for the same period in 1999. The margin improvement was primarily attributable to increased sales in several higher margin categories, combined with incremental cigarette manufacturer allowances. The higher margin categories included non-carbonated beverages, fountain and snacks. The impact of the incremental cigarette allowances we have experienced throughout the year should diminish, since they are now fully cycled with the completion of the second quarter.
As a result of the factors discussed above, merchandise gross profits per store increased 8.8% for the comparable periods.

     Gasoline gross profit for the three months ended June 30, 2000 was $67.2 million, an increase of $7.1 million, or 11.9%, from $60.1 million for the three months ended June 30, 1999. This increase in gasoline gross profit was the result of the combination of more store months, increased gallon sales per-store and improved gasoline gross profit margin to 14.74 cents per gallon from 14.30 cents per gallon. As a result, gasoline gross profits per store increased 7.1% for the three months ended June 30, 2000 as compared to the same period in

1999. Market conditions were volatile during the quarter due to concerns regarding OPEC production levels, low industry gasoline inventories, combined with refinery maintenance and pipeline delivery problems. These conditions began to stabilize late in the second quarter and we expect market conditions to return to a more normal pattern for the third quarter.

     OTHER INCOME

     Other income for the three months ended June 30, 2000 was $27.3 million, an increase of $3.2 million, or 13.2%, from $24.1 million for the three months ended June 30, 1999. This increase was attributable to increased franchise fees associated with more stores being franchised. In addition, royalty income from our area licensees increased as a result of higher sales at stores operated by licensees and an increase in the number of such stores. Looking forward, we expect to receive approximately $58 million of royalties from area license agreements with Seven-Eleven Japan during the 2000 calendar year. One year following the final repayment of our 1988 Yen-denominated loan, currently projected for the third quarter of 2001, royalty payments from Seven-Eleven Japan will be reduced by approximately 70% in accordance with the terms of the amended license agreement.

     FRANCHISEE GROSS PROFIT EXPENSE

     We report all sales and gross profit from franchised stores in our consolidated results and record as an expense a percentage of the gross profits generated by the franchised stores. Franchisee gross profit expense for the three months ended June 30, 2000 was $175.1 million, an increase of $16.7 million, or 10.5%, from $158.4 million for the three months ended June 30, 1999. The increase was primarily attributable to higher per store gross profits at franchised stores and an increase in the number of stores operated by franchisees.

     OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSE ("OSG&A")

     OSG&A for the three months ended June 30, 2000 was $446.8 million, an increase of $40.8 million, or 10.0%, from $406.0 million for the three months ended June 30, 1999. This increase was primarily attributable to the cost of operating more stores, approximately $9 million of incremental costs related to the implementation of our proprietary retail information system and higher costs associated with processing credit card charges, due in part to significantly higher gasoline prices.

     The ratio of OSG&A to net sales decreased to 18.4% for the three months ended June 30, 2000 from 19.4% for the three months ended June 30, 1999. Assuming that the average retail price of gasoline in the three months ended June 30, 2000 was reduced to the level that prevailed in the three months ended June 30, 1999, the ratio of OSG&A to net sales would have increased to 19.7% for the three months ended June 30, 2000 from 19.4% for the same period in 1999.


INTEREST EXPENSE, NET

     Net interest expense for the three months ended June 30, 2000 was $18.5 million, a decrease of $7.1 million, or 27.6%, from $25.6 million for the three months ended June 30, 1999. This decrease was primarily due to the repayment of borrowings with proceeds from our sale of common stock to IYG Holding Company on March 16, 2000. As a result of these proceeds, we expect net interest expense in 2000 to decrease by approximately $21 million, compared to 1999, based on anticipated levels of debt and interest rate projections. See "Liquidity and Capital Resources" for more information.

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

     INCOME TAX EXPENSE

     Income tax expense for the three months ended June 30, 2000 was $24.2 million, compared to $18.8 million for the three months ended June 30, 1999. Our effective tax rate was 38.7% for the three months ended June 30, 2000 compared to 39.6% for the same period in 1999.

     NET EARNINGS

     Net earnings for the three months ended June 30, 2000 were $38.4 million ($0.32 per diluted share), an increase of $9.7 million, or 33.6%, from $28.7 million ($0.30 per diluted share) for the three months ended June 30, 1999. Earnings per share now reflects the addition of the 22.7 million shares as a result of the March 2000 private placement. See "-Liquidity and Capital Resources" for more information.


COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 TO SIX MONTHS ENDED JUNE 30, 1999


NET SALES

                                           Six Months Ended June 30
                                         --------------------------
                                              1999          2000
                                             ------        ------
Net Sales: (in millions)
   Merchandise sales                         $2,947.0      $3,231.2
   Gasoline sales                               911.6       1,310.7
                                             --------      --------
Total net sales                              $3,858.6      $4,541.9
Merchandise sales growth-U.S. same store         9.2%          8.3%
Gasoline gallon sales change-per store           5.4%          1.7%
Average retail price of gasoline per gallon  $   1.11      $   1.50


     Merchandise sales for the six months ended June 30, 2000 were $3,231.2 million, an increase of $284.2 million, or 9.6%, from $2,947.0 million for the six months ended June 30, 1999. This increase was primarily attributable to U.S. same-store merchandise sales growth of 8.3% and our operating an average of 65 additional stores. Wholesale cigarette cost increases, which were reflected in higher retail prices, accounted for less than two percentage points of the increase in U.S. same-store merchandise sales, while contributing just over five percentage points to the 1999 growth. Categories contributing to merchandise sales growth were non-carbonated beverages, beer/wine, trading cards, prepaid cards, snacks and coffee.

     Gasoline sales for the six months ended June 30, 2000 were $1,310.7 million, an increase of $399.1 million, or 43.8%, from $911.6 million for the six months ended June 30, 1999. This increase was primarily attributable to a higher average retail price of gasoline and our operating an average of 102 additional stores that sell gasoline. During the six months ended
June 30, 2000, the average retail price of gasoline was $1.50 per gallon, a $0.39 increase from $1.11 per gallon for the same period in 1999.
Average gallons sold
per store increased 1.7% during the six months ended June 30, 2000, as compared to the same period in 1999. This increase was primarily the result of adding new gasoline outlets, which tend to pump higher volumes than existing stores. We sold 875.2 million gallons in the six months ended June 30, 2000, an increase of 52.9 million gallons, or 6.4%, from 822.3 million gallons for the same period in 1999.


GROSS PROFIT

                                               Six Months Ended June 30
                                             --------------------------
                                                  1999          2000
                                                 ------        ------
Gross Profit (in millions)
   Merchandise gross profit                   $1,005.2        $1,123.3
   Gasoline gross profit                         113.9           118.9
                                                --------      --------
Total gross profit                            $1,119.1        $1,242.2
Merchandise gross profit margin                  34.1%           34.8%
Merchandise gross profit growth-per store         6.6%           10.5%
Gasoline gross profit margin-cents per gallon    13.85           13.58
Gasoline gross profit change-per store           21.9%           (0.2%)


     Merchandise gross profit for the six months ended June 30, 2000 was $1,123.3 million, an increase of $118.1 million, or 11.7%, from $1,005.2 million for the six months ended June 30, 1999. This increase was primarily attributable to higher U.S. same-store merchandise sales, a higher merchandise gross profit margin and our operating more stores. Gross profit margin increased to 34.8% for the six months ended June 30, 2000 from 34.1% for the same period in 1999. The margin increase was primarily attributable to increased sales in several higher margin categories, including trading cards, coffee, services and non-carbonated beverages, combined with incremental cigarette manufacturer allowances. Merchandise gross profits per store increased 10.5% for the six months ended June 30, 2000 as compared to the same period in 1999.

     Gasoline gross profit for the six months ended June 30, 2000 was $118.9 million, an increase of $5.0 million, or 4.4%, from $113.9 million for the six months ended June 30, 1999. This increase in gasoline gross profit was the result of more store months and increased gallon sales per-store, as gasoline gross profit margin declined to 13.58 cents per gallon from 13.85.

     OTHER INCOME

     Other income for the six months ended June 30, 2000 was $52.0 million, an increase of $5.8 million, or 12.6%, from $46.2 million for the six months ended June 30, 1999. This increase was attributable to increased franchise fees associated with a greater number of stores being franchised. In addition, royalty income from our area licensees increased as a result of higher sales at stores operated by licensees and an increase in the number of such stores.

     FRANCHISEE GROSS PROFIT EXPENSE

     Franchisee gross profit expense for the six months ended June 30, 2000 was $321.8 million, an increase of $34.7 million, or 12.1%, from $287.1 million for the six months ended June 30, 1999. The increase was primarily attributable to higher per store gross profits at franchised stores and an increase in the number of stores operated by franchisees.

     OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     OSG&A for the six months ended June 30, 2000 was $860.5 million, an increase of $82.7 million, or 10.6%, from $777.8 million for the six months ended June 30, 1999. This increase was primarily attributable to the cost of operating more stores, approximately $20 million of incremental costs related to the implementation of our proprietary retail information system, and higher costs associated with processing credit card charges, due in part to significantly higher gasoline prices.

     The ratio of OSG&A to net sales decreased to 18.9% for the six months ended June 30, 2000 from 20.2% for the six months ended June 30, 1999. Assuming that the average retail price of gasoline in the six months ended June 30, 2000 was reduced to the level which prevailed in the six months ended June 30, 1999, the ratio of OSG&A to net sales would have increased to 20.5% for the six months ended June 30, 2000 from 20.2% for the same period in 1999.

     INTEREST EXPENSE, NET

     Net interest expense for the six months ended June 30, 2000 was $45.4 million, a decrease of $4.3 million, or 8.5%, from $49.7 million for the six months ended June 30, 1999. This decrease was primarily due to the repayment of borrowings with proceeds from our sale of common stock to IYG Holding Company on March 16, 2000.

     INCOME TAX EXPENSE

     Income tax expense for the six months ended June 30, 2000 was $13.3 million, compared to $20.1 million for the six months ended June 30, 1999. This decrease was primarily attributable to a non-recurring benefit of $12.5 million recorded in the first quarter of 2000, which resulted from a settlement with the Internal Revenue Service related to audits of our federal income taxes for the 1992 through 1995 tax years. Excluding the non-recurring benefit, our effective tax rate was 38.8% for the six months ended June 30, 2000 compared to 39.6% for the same period in 1999.

     EXTRAORDINARY GAIN

     In the first quarter of 1999, we redeemed $19.4 million of our debentures resulting in a $4.3 million after-tax gain. This gain resulted from the retirement of future undiscounted interest payments as recorded under SFAS No. 15, combined with repurchasing a portion of the debentures below their face amount.

     NET EARNINGS

     Net earnings for the six months ended June 30, 2000 were $53.2 million ($0.50 per diluted share), an increase of $18.3 million, or 52.5%, from $34.9 million ($0.35 per diluted share) for the six months ended June 30, 1999.
Net earnings for the six months ended June 30, 2000 included the $12.5 million tax benefit discussed above. Net earnings for the six months ended June 30, 1999 included the non-recurring $4.3 million extraordinary gain discussed above. Excluding these non-recurring items, net earnings were $40.7 million for the six months ended June 30, 2000, an increase of $10.1 million, or 33.1%, from $30.6 million for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The majority of our working capital is provided from three sources:
     *   cash flows generated from our operating
             activities;
     * a $650 million commercial paper facility, guaranteed by Ito-Yokado Co., Ltd.; and
     * short-term seasonal borrowings of up to $400 million under our revolving credit facility.

     We believe that operating activities, coupled with available short-term working capital facilities, will provide sufficient liquidity to fund operating and capital expenditure programs, as well as to service debt requirements. The outstanding balance at June 30, 2000 for commercial paper was $421.4 million, while there were no amounts outstanding under the revolver. We expect capital expenditures for 2000, excluding lease commitments, to be in excess of $350 million.

     Our $400 million revolving credit facility was made available to us under an unsecured credit agreement with a group of lenders. A sub-limit of $150 million for letters of credit is included in the revolving credit facility. To the extent outstanding letters of credit are less than the $150 million maximum, the excess availability can be used for additional borrowings under the revolving credit facility. The credit agreement also included a $225 million term loan, the balance of which was paid in full on March 16, 2000. The covenant levels established by the credit agreement generally require continuing improvement in our financial condition.

     On March 16, 2000, IYG Holding Company purchased 22,736,842 newly issued shares of our common stock for $540 million, or $23.75 per share, in a private placement transaction. We used the net proceeds from this transaction to repay the outstanding balance on our bank term loan, to repay the outstanding balance of our bank revolver and to reduce indebtedness under our commercial paper facility.

     In January 2000, we entered into a sale-leaseback agreement for 33 of our store properties whereby we sold land, buildings and related improvements, which were then leased back to us. We received net proceeds of $71.9 million on the sale. The sale resulted in approximately $12 million of deferred gains, which we will recognize on a straight-line basis over the initial term of the leases. We used all of the proceeds from this transaction to pay down our revolving credit facility.

     In August 1999, we entered into a leasing facility that provides up to $100 million of off-balance-sheet financing to be used for the construction of new stores. Funding under this facility is available through August of 2001 with a final maturity of the leases of February 2005. As of June 30, 2000, $55.0 million was funded under this facility.

     CASH FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was $155.8 million for the six months ended June 30, 2000 compared to $120.8 million for the six months ended June 30, 1999, an increase of $35.0 million. This increase can be primarily attributed to increased levels of net earnings as adjusted for non-cash items and changes in certain balance sheet amounts.

     CASH FROM INVESTING ACTIVITIES

     Net cash used in investing activities was $68.0 million for the six months ended June 30, 2000 compared to $213.7 million for the six months ended June 30, 1999. Payments for capital expenditures were $145.2 million for the six months ended June 30, 2000 compared to $226.7 million for the same period in 1999. In addition, we received $71.9 million of net proceeds from a sale-leaseback transaction during the six months ended June 30, 2000.

     Capital expenditures for each of the periods were used for new store development, continued implementation of our retail information system, new equipment to support merchandising initiatives, maintaining, remodeling and upgrading store and gasoline facilities' image and equipment and compliance with environmental regulations.

     CASH FROM FINANCING ACTIVITIES

     Net cash used in financing activities was $63.9 million for the six months ended June 30, 2000, compared to net cash provided by financing activities of $86.7 million for the six months ended June 30, 1999.

     Net repayments under commercial paper and revolving credit facilities totaled $456.1 million for the six months ended June 30, 2000, compared to net borrowings of $174.0 million for the same period in 1999. Net long-term debt repayments for the six months ended June 30, 2000 were $158.9 million compared to $72.8 million for the same period in 1999. Cash from financing activities for the six months ended June 30, 2000 also included $539.8 million in net proceeds from issuance of common stock that we used to pay down debt.


OTHER ISSUES

     ENVIRONMENTAL

     In December 1988, we closed our chemical manufacturing facility in New Jersey. We are required to conduct environmental remediation at the facility, including groundwater monitoring and treatment for a projected 15-year period, which commenced in 1998. We have recorded undiscounted liabilities, representing our best estimates of the clean-up costs, of $6.1 million at June 30, 2000. In 1991, we entered into a settlement agreement with the former owner of the facility pursuant to which the former owner agreed to pay a substantial portion of the clean-up costs. Based on the terms of the settlement agreement and the financial resources of the former owner, we have a receivable recorded of $3.6 million at June 30, 2000.

     Additionally, we accrue for the anticipated future costs and the related probable state reimbursement amounts for remediation activities at our existing andpreviously operated gasoline sites where releases of regulated substanceshave been detected. At June 30, 2000, our estimated undiscounted liabilityfor these sites was $28.4 million. This estimate is based on our prior experience with gasoline sites and contractors who perform environmental assessment and remediation work as well as other factors such as the age of the tanks and the location of tank sites. We anticipate that substantially all of the future remediation costs for detected releases of regulated substances at these sites as of June 30, 2000 will be incurred within the next four to five years.

     Under state reimbursement programs, we are eligible to receive reimbursement for a portion of future remediation costs, as well as a portion of remediation costs previously paid. Accordingly, at June 30, 2000, we had recorded a net receivable of $49.1 million based on the estimated state reimbursements. In assessing the probability of state reimbursements, we take into consideration each state's fund balance, revenue sources, existing claim backlog, status of clean-up activity and claim ranking systems. As a result of these assessments, the recorded receivable amount is net of an allowance of $7.6 million.

     While there is no assurance of the timing of the receipt of state reimbursement funds, based on our experience we expect to receive the majority of state reimbursement funds, except from California, within one to three years after our payment of eligible remediation expenses. This time period assumes that the state administrative procedures for processing such reimbursements have been fully developed. Because of recent legislative changes in California, we estimate that we will receive state reimbursement funds within one to ten years after our payment of eligible remediation expenses. As a result of the timing for reimbursements, we have present-valued the portion of the recorded receivable amount that relates to remediation activities that have already been completed at a discount rate of approximately 6.4%. Thus, the recorded receivable amount is also net of a discount of $14.3 million.

     The estimated future assessment and remediation expenditures and related state reimbursement amounts could change within the near future as govern-mental requirements and state reimbursement programs continue to be implemented or revised.

     LITIGATION

     We are a defendant in two legal actions, which are referred to as the 7-Eleven Owners for Fair Franchising and the Valente cases, filed by franchisees in 1993 and 1996, respectively. A nationwide settlement was negotiated in 1997, and, in connection with the settlement, these two cases were combined on behalf of a class of all persons who franchised 7-Eleven convenience stores from us in the United States at any time between January 1, 1987 and July 31, 1997. A total of 98.5% of the class members have approved the settlement, and the court presiding over the settlement process gave its final approval of the settlement on April 24, 1998. The settlement provides that class members who are former franchisees will share in a settlement fund, that we will make certain changes to the franchise agreements of class members who are current franchisees and that we will pay certain attorney fees.

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

     RECENTLY ISSUED ACCOUNTING STANDARD

     We are currently reviewing SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 becomes effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and earlier application is permitted as of the beginning of any fiscal quarter. We intend to adopt the provisions of this statement as of January 1, 2001. The impact of the adoption of SFAS No. 133 has not been determined at this time due to our continuing investigation of our financial instruments and the applicability of SFAS No. 133 to them.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       There are no material quantitative changes in market risk exposure at June 30, 2000, when compared to the update included in our report on Form 10-Q for the quarterly period ended March 31, 2000.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On April 26, 2000, the Company held its annual meeting of shareholders. Each of the thirteen nominated directors were elected without contest. In addition,the shareholders ratified the approval of PricewaterhouseCoopers LLP to bethe Company's independent auditors for 2000 and approved Articles of Amendment to the Company's Second Restated and Amended Articles of Incorporation to effect a one-for-five reverse split of the Company's common stock, as described above in "Item 2."

     (a) The votes for and the votes withheld for each of the nominees for director were as follows:

      NOMINEE                FOR             WITHHELD
------------------------------------------------------
Masatoshi Ito           346,400,440           851,674
Toshifumi Suzuki        346,400,386           851,728
Clark J. Matthews, II   346,376,165           875,949
Yoshitami Arai          346,305,615           946,499
Masaaki Asakura         346,308,715           943,399
Timothy N. Ashida       346,309,215           942,899
Jay W. Chai             346,398,046           854,068
Gary J. Fernandes       346,401,735           850,379
Masaaki Kamata          346,404,515           847,599

NOMINEE                    FOR               WITHHELD
-----------------------------------------------------
James W. Keyes          346,403,541           848,573
Kazuo Otsuka            346,308,965           943,149
Asher O. Pacholder      346,378,192           873,922
Nobutake Sato           346,404,165           847,949

     (b) The votes for, against, abstaining and broker non-votes in connection with the ratification of the appointment of PricewaterhouseCoopers LLP to be the independent auditors of the Company for 2000 were as follows:

     347,105,071 shares were voted for; 90,589 shares were voted against; 56,454 shares abstained from voting; and no broker non-votes were received.

     (c) The votes for, against, abstaining and broker non-votes in connection with the approval of the Articles of Amendment to the Company's Second Restated and Amended Articles of Incorporation to effect a one-for-five reverse split of the Company's common stock were as follows:

     340,331,661 shares were voted for; 6,843,358 shares were voted against; 77,095 shares abstained from voting; and no broker non-votes were received.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


     (a)   Exhibits:

Exhibit (3)       Copy of Articles of Amendment to the Second Restated
Articles of Incorporation, as filed with the Scretary of State of Texas. Incorporated by reference from the Company's Form 10-Q for the quarterly period ended March 31, 2000.

Exhibit (15) -    Letter re Unaudited Interim Financial Information

Exhibit (27) -    Financial Data Schedule
                    Submitted in electronic format only.


     (b)   8-K Reports:

On June 1, 2000, the Company filed a report on Form 8-K to disclose the filing of Amendment No. 1 to its Registration Statement on Form S-3, file No. 333-36496, for the public sale of up to 11,500,000 shares of its common stock. In the report on Form 8-K, the Company incorporated by reference the sections under the headings "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business," "Management," and "Principal Shareholders" contained in Amendment No. 1. On July 27, 2000, the Company announced its plans to withdraw the Registration Statement, and on August 1, 2000, the Company filed notice of the withdrawal with the Securities and Exchange Commission.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             7-ELEVEN, INC.
                      --------------------------
                             (Registrant)


Date:    August 3, 2000            /s/  James W. Keyes
         ---------------           ----------------------------
                                   (Officer)
                                   James W. Keyes
                                   President and Chief Executive Officer


Date:    August 3, 2000            /s/  Ezra Shashoua
         --------------            -----------------------------
                                   (Principal Financial Officer)
                                   Ezra Shashoua
                                   Vice President, Chief Financial
                                      Officer and Treasurer