Form 10-Q
period 2000-09-30
7 ELEVEN INC
filed 2000-11-13
CIK 92344

                                 FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                ----------------

(MARK ONE)

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2000

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     104,764,596 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of September 30, 2000.

                          7-ELEVEN, INC.
                               INDEX


                                                                     PAGE
                                                                      NO.
                                                                     ----

Part I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

         Condensed Consolidated Balance Sheets -
          December 31, 1999 and September 30, 2000                      1

         Condensed Consolidated Statements of Earnings -
           Three Months and Nine Months Ended
           September 30, 1999 and 2000                                  2

         Condensed Consolidated Statements of Cash Flows -
           Nine Months Ended September 30, 1999 and 2000                3

         Notes to Condensed Consolidated Financial Statements           4

         Report of Independent Accountants                              8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                     9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK    19

Part II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                              19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              19

SIGNATURES                                                             20


Exhibit (15) - Letter re Unaudited Interim Financial Information    Tab 1

Exhibit (27) - Financial Data Schedule                                  *



       * Submitted in electronic format only


                                    (i)

                                   7-ELEVEN, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)



                                                              DECEMBER 31,     SEPTEMBER 30,
                                                                  1999              2000
                                                              -------------    -------------
                                                                                (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                  $     76,859     $    111,524
   Accounts receivable                                             179,039          174,643
   Inventories                                                     134,050          106,311
   Other current assets                                            115,328          115,904
                                                              -------------    -------------
       Total current assets                                        505,276          508,382
Property and equipment                                           1,880,520        1,893,975
Other assets                                                       299,870          277,482
                                                              -------------    -------------
       Total assets                                           $  2,685,666     $  2,679,839
                                                              =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Trade accounts payable                                     $    168,302     $    214,580
   Accrued expenses and other liabilities                          401,216          436,575
   Commercial paper                                                 34,418              -
   Long-term debt due within one year                              207,413           89,058
                                                              -------------    -------------
       Total current liabilities                                   811,349          740,213
Deferred credits and other liabilities                             251,073          251,145
Long-term debt                                                   1,802,819        1,240,695
Convertible quarterly income debt securities                       380,000          380,000
Commitments and contingencies
Shareholders' equity (deficit):
   Preferred stock, $.01 par value                                      -                -
   Common stock, $.0001 par value                                        8               10
   Additional capital                                              625,761        1,166,186
   Accumulated deficit                                          (1,194,896)      (1,100,766)
   Accumulated other comprehensive earnings                          9,552            2,356
                                                              -------------    -------------
       Total shareholders' equity (deficit)                       (559,575)          67,786
                                                              -------------    -------------
       Total liabilities and shareholders' equity (deficit)   $  2,685,666     $  2,679,839
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

                                           7-ELEVEN, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                    (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                (UNAUDITED)

                                                                    THREE MONTHS                 NINE MONTHS
                                                                 ENDED SEPTEMBER 30           ENDED SEPTEMBER 30
                                                            -----------------------------  -------------------------
                                                                 1999             2000         1999         2000
                                                             -------------   ------------  ----------   ------------
REVENUES:
     Merchandise sales (Including $138,526, $154,657,
          $391,559 and $451,785 in excise taxes)             $  1,694,636   $  1,793,773   $  4,641,592  $  5,024,982
     Gasoline sales (Including $158,628, $169,571,
          $463,412 and $498,357 in excise taxes)                  547,864        718,181      1,459,512     2,028,899
                                                             -------------  -------------   ------------  ------------
          Net sales                                             2,242,500      2,511,954      6,101,104     7,053,881
     Other income                                                  25,792         27,363         72,013        79,408
                                                             -------------  -------------   ------------  ------------
          Total revenues                                        2,268,292      2,539,317      6,173,117     7,133,289
                                                             -------------  -------------   ------------  ------------

COSTS AND EXPENSES:
     Merchandise cost of goods sold                             1,098,344      1,169,708      3,040,114     3,277,653
     Gasoline cost of goods sold                                  495,017        655,387      1,292,815     1,847,218
                                                             ------------   --------------   -----------  -----------
          Total cost of goods sold                              1,593,361      1,825,095      4,332,929     5,124,871
     Franchisee gross profit expense                              170,566        181,518        457,678       503,338
     Operating, selling, general and administrative expenses      416,271        447,983      1,194,087     1,308,434
     Interest expense, net                                         25,751         17,101         75,422        62,530
                                                             -------------  -------------    -----------  -----------
          Total costs and expenses                              2,205,949      2,471,697      6,060,116     6,999,173
                                                             -------------  -------------    -----------  -----------

EARNINGS BEFORE INCOME TAX EXPENSE AND EXTRAORDINARY GAIN          62,343         67,620        113,001       134,116
INCOME TAX EXPENSE                                                 24,676         26,710         44,726        39,986
                                                             -------------  -------------    -----------   -----------
EARNINGS BEFORE EXTRAORDINARY GAIN                                 37,667         40,910         68,275        94,130
EXTRAORDINARY GAIN ON DEBT REDEMPTION (net of tax effect
          of $2,743)                                                  -              -            4,290           -
                                                             -------------   -------------    ----------   -----------
NET EARNINGS                                                 $     37,667   $     40,910    $    72,565   $    94,130
                                                             =============   =============   ===========   ===========
NET EARNINGS PER COMMON SHARE:
     BASIC
        Earnings before extraordinary gain                   $        .46   $        .39    $       .84   $       .96
        Extraordinary gain                                              -              -            .05             -
                                                             -------------   -------------   -----------  ------------
        Net earnings                                         $        .46   $        .39    $       .89   $       .96
                                                             =============   =============   ===========  ============
     DILUTED
        Earnings before extraordinary gain                   $        .39   $        .35    $       .74   $       .85
        Extraordinary gain                                              -              -            .04             -
                                                             -------------   -------------   -----------  ------------
        Net earnings                                         $        .39   $        .35    $       .78   $       .85
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

                                                2

<Page

                                        7-ELEVEN, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (DOLLARS IN THOUSANDS)

                                                    (UNAUDITED)
                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30
                                                                                -------------------------------
                                                                                     1999            2000
                                                                                -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                                $     72,565     $     94,130
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Extraordinary gain on debt redemption                                         (4,290)              -
        Depreciation and amortization of property and equipment                      138,639          162,641
        Other amortization                                                            14,974           15,034
        Deferred income taxes                                                         21,622           12,282
        Noncash interest expense                                                       1,139            1,100
        Other noncash income                                                          (3,716)          (2,106)
        Net loss on property and equipment                                             2,673              231
        (Increase) decrease in accounts receivable                                    (6,782)           2,538
        (Increase) decrease in inventories                                            (8,551)          27,739
        Increase in other assets                                                     (27,195)          (5,827)
        Increase in trade accounts payable and other liabilities                      45,806           48,870
                                                                                -------------    -------------
                  Net cash provided by operating activities                          246,884          356,632
                                                                                -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for purchase of property and equipment                                 (328,549)        (220,452)
    Proceeds from sale of property and equipment                                       5,997           77,129
    Proceeds from sale of domestic securities                                          5,015            6,017
    Other                                                                              6,928           (1,526)
                                                                                -------------    -------------
                  Net cash used in investing activities                             (310,609)        (138,832)
                                                                                -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from commercial paper and revolving credit facilities                 3,606,140        3,051,692
    Payments under commercial paper and revolving credit facilities               (3,458,332)      (3,605,533)
    Principal payments under long-term debt agreements                              (105,974)        (179,121)
    Increase in outstanding checks in excess of cash in bank                             935           10,137
    Net proceeds from issuance of common stock                                           -            539,690
    Other                                                                               (904)             -
                                                                                -------------    -------------
                  Net cash provided by (used in) financing activities                 41,865         (183,135)
                                                                                -------------    -------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (21,860)          34,665
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        87,115           76,859
                                                                                -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $     65,255     $    111,524
                                                                                =============    =============

RELATED DISCLOSURES FOR CASH FLOW REPORTING:
    Interest paid, excluding SFAS No.15 Interest                                $    (92,122)    $    (75,646)
                                                                                =============    =============
    Net income taxes paid                                                       $     (9,780)    $    (15,908)
                                                                                =============    =============
    Assets obtained by entering into capital leases                             $     34,374     $     23,994
                                                                                =============    =============


                        See notes to condensed consolidated financial statements.



                                                  3

                   7-ELEVEN, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 NINE MONTHS ENDED SEPTEMBER 30, 2000

                         (UNAUDITED)

1.   BASIS  OF PRESENTATION

     The condensed consolidated balance sheet as of September 30, 2000, and the condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 1999 and 2000, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1999 and 2000, have been prepared by 7-Eleven, Inc. (the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position at September 30, 2000, and the results of operations and cash flows for all periods presented have been made. Certain prior-period amounts have been reclassified to conform to current-period presentation. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

     The reported results include approximately 5,700 convenience stores that are operated or franchised in the United States and Canada by 7-
Eleven, Inc., along with royalty income only from worldwide 7-Eleven area licensees. Sales and cost of goods sold of stores operated by franchisees are consolidated with the results of Company-operated stores in the condensed consolidated statements of earnings. Gross profit from franchise stores is split between the Company and its franchisees pursuant to the terms of franchise agreements.

     The condensed consolidated balance sheet as of December 31, 1999, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, include accounting policies and additional information pertinent to an understanding of both the December 31, 1999, balance sheet and the interim financial statements. The information has not changed except as a result of normal transactions in the nine months ended September 30, 2000, and as discussed in the following notes.

2.   EQUITY TRANSACTIONS

  On March 16, 2000, the Company issued 22,736,842 shares of common stock at $23.75 per share to IYG Holding Company in a private placement transaction, which increased their ownership in the Company to 72.7%. The net proceeds of $539.4 million were used to repay the outstanding balance on the Company's bank term loan of $112.5 million and to reduce the Company's revolving credit facility by approximately $250 million and commercial paper facility by approximately $177 million.

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

3.   EARNINGS PER SHARE

     Computations for basic and diluted earnings per share are presented below (in thousands, except per-share data):


                                                            Three Months           Nine Months
                                                         Ended September 30     Ended September 30
                                                        ---------------------  -------------------
                                                           1999        2000       1999      2000
                                                         --------    --------    ------    ------
BASIC:
   Earnings before extraordinary gain                    $  37,667   $ 40,910   $ 68,275  $ 94,130
   Earnings on extraordinary gain                               -          -       4,290        -
                                                         ---------   ---------  --------  ---------
   Net earnings                                          $  37,667   $ 40,910   $ 72,565  $ 94,130
                                                         ==========  =========  ========  =========

   Weighted-average common shares outstanding               81,996    104,765     81,992    98,451
                                                         ==========   ========   ========  ========

  Earnings per common share before extraordinary gain    $     .46   $    .39   $    .84  $    .96
  Earnings per common share on extraordinary gain               -          -         .05        -
                                                         ----------   ---------   -------  -------
  Net earnings per common share                          $     .46   $    .39   $    .89  $    .96
                                                         ==========   =========  ========  ========

DILUTED:
   Earnings before extraordinary gain                    $  37,667   $ 40,910   $ 68,275  $ 94,130
   Add interest on convertible quarterly
      income debt securities, net of tax                     2,626      2,630      7,878     7,889
                                                         ----------   --------  ---------  --------
   Earnings before extraordinary gain plus
      assumed conversions                                   40,293     43,540     76,153   102,019
   Earnings on extraordinary gain                              -         -         4,290       -
                                                          ---------   --------  --------   --------
   Net earnings plus assumed conversions                 $  40,293   $ 43,540   $ 80,443  $102,019
                                                          =========  =========   ========  ========

   Weighted-average common shares outstanding (Basic)       81,996    104,765     81,992    98,451
   Add effects of assumed conversions:
      Stock options                                             41        422         52       610
      Convertible quarterly income debt securities          20,924     20,924     20,924    20,924
                                                          ---------   --------  --------   -------
   Weighted-average common shares outstanding
      plus shares from assumed conversions (Diluted)       102,961    126,111    102,968   119,985
                                                          =========   ========   ========  ========

   Earnings per common share before extraordinary gain  $      .39    $   .35    $   .74  $    .85
   Earnings per common share on extraordinary gain             -           -         .04        -
                                                          ---------   ---------   -------  --------
   Net earnings per common share                        $      .39    $   .35    $   .78  $    .85
                                                          =========    =========  ======== ========




4.   INCOME TAX EXPENSE/BENEFIT

     On March 27, 2000, the Company received notice of approval from the Internal Revenue Service regarding the settlement of certain outstanding tax issues relating to audits of the Company's federal income tax returns for the 1992 through 1995 tax years. As a result of the settlement, the Company recorded an income tax benefit of $12.5 million in the first quarter. This benefit reduced the Company's income tax expense for the nine months ended September 30, 2000, from $52.5 million to $40.0 million.

5.   COMPREHENSIVE EARNINGS

     The components of comprehensive earnings of the Company for the periods presented are as follows (in thousands):



                                                Three Months               Nine Months
                                              Ended September 30        Ended September 30
                                             -------------------       -------------------
                                               1999        2000          1999        2000
                                             -------------------       -------------------
  Net earnings                                  $ 37,667  $ 40,910        $ 72,565   $ 94,130
Other comprehensive earnings:
   Unrealized gains (losses) on
     equity securities, net of tax             (3,098)    2,686          (1,753)      (464)
   Reclassification adjustments for
     gains included in net earnings
     (net of $979, $1,177, $1,964 and
     $2,358 tax expense)                       (1,532)   (1,840)         (3,073)    (3,688)
   Foreign currency translation
     adjustments                                  569      (945)          3,409     (3,044)
                                             --------- ---------        ---------  --------
       Other comprehensive earnings            (4,061)      (99)         (1,417)    (7,196)
                                             --------- ---------        ---------  --------
Total comprehensive earnings                 $ 33,606  $ 40,811        $ 71,148   $ 86,934
                                             ========= =========        =========  ========


6.   SFAS NO. 133

     Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company must adopt the provisions of this statement no later than January 1, 2001. The Company has completed its initial review of derivative instruments and other contracts that might be considered or contain derivative instruments.

       The Company's $250 million interest rate swap can be considered a hedge of its interest rate exposure in connection with its commercial paper program. Upon adoption of SFAS No. 133, the Company would record the interest rate swap at its fair value, with the offset to Accumulated Other Comprehensive Earnings in the equity section of the balance sheet. The fair value of the interest rate swap at September 30, 2000, was $3.8 million. The Company is reviewing the effectiveness of the $250 million interest rate swap and is assessing various strategies including terminating the swap or not designating the swap as a hedge.

     As disclosed in detail in the Company's Form 10-K for the year ended December 31, 1999, the Company has two yen-denominated loans (the "Yen Loans"). The accounting treatment currently used to account for the Yen Loans, and the yen-based royalty from Seven-Eleven Japan Co., Ltd., will be nullified upon adoption of SFAS No. 133. Therefore, the Company will no longer be able to account for the yen-based royalty as a hedge of the monthly principal and interest payments on the Yen
Loans. As a result, the Company would be required to record a cumulative effect adjustment in the first quarter of 2001 to record the Yen Loans at current yen to U.S. dollar exchange rates in effect as of January 1, 2001. In addition, the Company will be subject to the recognition of foreign currency transaction gains and losses in earnings prospectively. Had the Company been required to adopt this accounting treatment under SFAS No. 133 as of September 30, 2000, the cumulative effect adjustment in connection with the Yen Loans would have been a charge of approximately $16 million (after-tax) or $0.13 per diluted share. The Company is also assessing strategies in connection with its Yen Loans and yen-based royalty to possibly mitigate the impact of adopting SFAS No. 133, as well as the ongoing impact to the Company's financial statements, if such treatment is required to be adopted.

     The Company continues to review and evaluate various other contracts to ensure all potential derivative instruments have been identified and the proper accounting is applied upon adoption of SFAS No. 133.

              REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of 7-Eleven, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of 7-Eleven, Inc. and Subsidiaries as of September 30, 2000, and the related condensed consolidated statements of earnings for each of the three-month and nine-month periods ended September 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of earnings, shareholders' equity (deficit), and cash flows for the year then ended (not presented herein); and in our report dated February 3, 2000, except as to the information included in the fourth paragraph of Note 13, for which the date is March 2, 2000, and the information included in Note 2, for which the date is March 16, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



PRICEWATERHOUSECOOPERS LLP
Dallas, Texas
October 26, 2000

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS QUARTERLY REPORT INCLUDES CERTAIN STATEMENTS THAT ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ANY STATEMENT IN THIS REPORT THAT IS NOT A STATEMENT OF HISTORICAL FACT SHOULD BE DEEMED TO BE A FORWARD-LOOKING STATEMENT. WE OFTEN USE THESE TYPES OF STATEMENTS WHEN DISCUSSING OUR PLANS AND STRATEGIES, OUR ANTICIPATION OF REVENUES FROM DESIGNATED MARKETS AND STATEMENTS REGARDING THE DEVELOPMENT OF OUR BUSINESSES, THE MARKETS FOR OUR SERVICES AND PRODUCTS, OUR ANTICIPATED CAPITAL EXPENDITURES, OPERATIONS, SUPPORT SYSTEMS, CHANGES IN REGULATORY REQUIREMENTS AND OTHER STATEMENTS CONTAINED IN THE QUARTERLY REPORT REGARDING MATTERS THAT ARE NOT HISTORICAL FACTS. WHEN USED IN THIS QUARTERLY REPORT, THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "SEEK," "ESTIMATE," AND OTHER SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THERE CAN BE NO ASSURANCE THAT:
(I) WE HAVE CORRECTLY MEASURED OR IDENTIFIED ALL OF THE FACTORS AFFECTING THESE MARKETS OR THE EXTENT OF THEIR LIKELY IMPACT; (II) THE PUBLICLY AVAILABLE INFORMATION WITH RESPECT TO THESE FACTORS ON WHICH OUR ANALYSIS IS BASED IS COMPLETE OR ACCURATE; (III) OUR ANALYSIS IS CORRECT OR (IV) OUR STRATEGY, WHICH IS BASED IN PART ON THIS ANALYSIS, WILL BE SUCCESSFUL. WE DO NOT INTEND TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THREE MONTHS ENDED
       SEPTEMBER 30, 1999


NET SALES

                                          Three Months Ended September 30
                                         -------------------------------
                                              1999               2000
                                             ------             ------
Net Sales: (in millions)
   Merchandise sales                         $1,694.6           $1,793.8
   Gasoline sales                               547.9              718.2
                                             --------           --------
Total net sales                              $2,242.5           $2,512.0
Merchandise sales growth-U.S. same store         7.7%               4.6%
Gasoline gallon sales change-per store           1.4%               1.4%
Average retail price of gasoline per gallon  $   1.28           $   1.59


     Merchandise sales for the three months ended September 30, 2000 were $1,793.8 million, an increase of $99.2 million, or 5.9%, from $1,694.6 million for the three months ended September 30, 1999. This increase was primarily attributable to U.S. same-store merchandise sales growth of 4.6% and our operating an average of 61 additional stores in the three months ended September 30, 2000 as compared to the same period in 1999. Categories contributing to the merchandise sales growth were cigarettes, prepaid cards, beer, non-carbonated beverages, coffee, snacks and fountain drinks. Wholesale cigarette cost increases, which were reflected in higher retail prices, accounted for less than two percentage points of the increase in U.S. same-store merchandise sales, while contributing more than five percent to the 1999 same-store growth. Growth in the other categories was fueled by new items and improved merchandising of product through assortment and equipment changes.

     Gasoline sales for the three months ended September 30, 2000 were $718.2 million, an increase of $170.3 million, or 31.1%, from $547.9 million for the three months ended September 30, 1999. This increase was primarily attributable to a higher average retail price of gasoline and our operating an average of 97 additional stores that sell gasoline as compared to the same period in 1999. The average retail price of gasoline was $1.59 per gallon during the quarter, a $0.31 increase over the comparable quarter. Average gallons sold per store increased 1.4% over the comparable quarter, the result of adding new higher volume stores. We believe the high price of gasoline has adversely affected the increase in gallons sold. There were 453.0 million gallons sold in the three months ended September 30, 2000, an increase of 24.9 million gallons, or 5.8%, from 428.1 million gallons for the same period in 1999.


GROSS PROFIT

                                              Three Months Ended September 30
                                             -------------------------------
                                                  1999               2000
                                                 ------             ------
Gross Profit (in millions)
   Merchandise gross profit                     $ 596.3            $ 624.1
   Gasoline gross profit                           52.8               62.8
                                                --------           --------
Total gross profit                              $ 649.1            $ 686.9
Merchandise gross profit margin                   35.2%              34.8%
Merchandise gross profit growth-per store          8.5%               3.5%
Gasoline gross profit margin-cents per gallon     12.34              13.86
Gasoline gross profit change-per store           (13.0)%             13.9%

                                 10

     Merchandise gross profit for the three months ended September 30, 2000 was $624.1 million, an increase of $27.8 million, or 4.7%, from $596.3 million for the three months ended September 30, 1999, which equates to merchandise gross profit growth of 3.5% per store. This increase was primarily attributable to higher U.S. same-store merchandise sales, combined with operating more stores. Gross profit margin decreased to 34.8% for the three months ended September 30, 2000 from 35.2% for the same period in 1999. The decline in overall margin was the result of a combination of higher sales of lower margin products, such as cigarettes and prepaid cards, and lower sales in several higher margin categories, including Slurpee and frozen non-carbonated beverages, which were impacted by unseasonably cool weather in certain parts of the country.

     Gasoline gross profit for the three months ended September 30, 2000 was $62.8 million, an increase of $10.0 million, or 18.9%, from $52.8 million for the three months ended September 30, 1999. This increase in gasoline gross profit was the result of the combination of improved gasoline gross profit margin, more store months and increased gallon sales per-store. Gasoline gross profit margin improved to 13.86 cents per gallon for the three months ended September 30, 2000 as compared to 12.34 cents per gallon during the same period in 1999. Consistently high wholesale gasoline cost throughout the third quarter of 2000 had an unfavorable impact on margin, but did not have the dramatic effect that rapidly rising costs and supply problems had throughout the same period in 1999. As a result of these factors, gasoline gross profit per store increased 13.9% for the three months ended September 30, 2000 as compared to the same period in 1999.

     OTHER INCOME

     Other income for the three months ended September 30, 2000 was $27.4 million, an increase of $1.6 million, or 6.1%, from $25.8 million for the three months ended September 30, 1999. This increase was attributable to increased royalty income from our area licensees as a result of higher sales at stores operated by licensees and an increase in the number of such stores.

     FRANCHISEE GROSS PROFIT EXPENSE

     We report all sales and gross profit from franchised stores in our consolidated results and record as an expense a percentage of the gross profits generated by our domestic individually franchised stores. Franchisee gross profit expense for the three months ended September 30, 2000 was $181.5 million, an increase of $11.0 million, or 6.4%, from $170.6 million for the three months ended September 30, 1999. The increase was primarily attributable to higher per store gross profits at franchised stores and an increase in the number of stores operated by franchisees.

     OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSE ("OSG&A")

     OSG&A for the three months ended September 30, 2000 was $448.0 million, an increase of $31.7 million, or 7.6%, from $416.3 million for the three months ended September 30, 1999. The increase in OSG&A costs was partially attributable to the cost of operating an average of 61 more stores, approximately $4 million of incremental costs related to the implementation of our proprietary retail information system,and increased costs associated with processing credit card charges, due in part to the significantly higher gasoline prices. Offsetting a portion of the increase in OSG&A was a reduction in discretionary general and administrative expense resulting from cost containment initiatives. In addition, the third quarter of 1999 included an environmental credit of $10 million related to legislative changes in California.

     The ratio of OSG&A to net sales decreased to 17.8% for the three months ended September 30, 2000 from 18.6% for the three months ended September 30, 1999. Assuming that the average retail price of gasoline in the three months ended September 30, 2000 was reduced to the level that prevailed in the three months ended September 30, 1999, the ratio of OSG&A to net sales would have increased to 18.9% for the three months ended September 30, 2000 from 18.6% for the same period in 1999.

     INTEREST EXPENSE, NET

     Net interest expense for the three months ended September 30, 2000 was $17.1 million, a decrease of $8.7 million, or 33.6%, from $25.8 million for the three months ended September 30, 1999. This decrease was primarily due to the repayment of borrowings with proceeds from our sale of common stock to IYG Holding Company on March 16, 2000. As a result of these proceeds, we expect net interest expense in 2000 to decrease by more than $20 million, compared to 1999, based on anticipated levels of debt and interest rate projections. See "Liquidity and Capital Resources" for more information.

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

     INCOME TAX EXPENSE

     Income tax expense for the three months ended September 30, 2000 was $26.7 million, compared to $24.7 million for the three months ended September 30, 1999. Our effective tax rate was 39.5% for the three months ended September 30, 2000 compared to 39.6% for the same period in 1999.

     NET EARNINGS

     Net earnings for the three months ended September 30, 2000 were $40.9 million ($0.35 per diluted share), an increase of $3.2 million, or 8.5%, from $37.7 million ($0.39 per diluted share) for the three months ended September 30, 1999. Diluted earnings per share now reflects the addition of the 22.7 million shares as a result of the March 2000 private placement. See "Liquidity and Capital Resources" for more information.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 TO NINE MONTHS
ENDED SEPTEMBER 30, 1999


NET SALES

                                           Nine Months Ended September 30
                                         ------------------------------
                                              1999               2000
                                             ------             ------
Net Sales: (in millions)
   Merchandise sales                         $4,641.6           $5,025.0
   Gasoline sales                             1,459.5            2,028.9
                                             --------           --------
Total net sales                              $6,101.1           $7,053.9
Merchandise sales growth-U.S. same store         8.7%               7.0%
Gasoline gallon sales change-per store           3.9%               1.6%
Average retail price of gasoline per gallon  $   1.17           $   1.53


     Merchandise sales for the nine months ended September 30, 2000 were $5,025.0 million, an increase of $383.4 million, or 8.3%, from $4,641.6 million for the nine months ended September 30, 1999. This increase was primarily attributable to U.S. same-store merchandise sales growth of 7.0% and our operating an average of 63 additional stores. Categories contributing to merchandise sales growth were cigarettes, prepaid cards, beer/wine, non-carbonated beverages, trading cards and coffee. Wholesale cigarette cost increases, which were reflected in higher retail prices, accounted for less than two percentage points of the increase in U.S. same-store merchandise sales, while contributing just over five percentage points to the 1999 growth.

     Gasoline sales for the nine months ended September 30, 2000 were $2,028.9 million, an increase of $569.4 million, or 39.0%, from $1,459.5 million for the nine months ended September 30, 1999. This increase was primarily attributable to a higher average retail price of gasoline and our operating an average of 100 additional stores that sell gasoline. During the nine months ended September 30, 2000, the average retail price of gasoline was $1.53 per gallon, a $0.36 increase from $1.17 per gallon for the same period in 1999. Average gallons sold per store increased 1.6% during the nine months ended September 30, 2000, as compared to the same period in 1999. This increase was the result of adding new gasoline outlets, which tend to pump higher volumes than existing stores. We sold
1,328.1 million gallons in the nine months ended September 30, 2000, an increase of 77.7 million gallons, or 6.2%, from 1,250.4 million gallons for the same period in 1999.


GROSS PROFIT

                                               Nine Months Ended September 30
                                             -------------------------------
                                                  1999               2000
                                                 ------             ------
Gross Profit (in millions)
   Merchandise gross profit                   $1,601.5             $1,747.3
   Gasoline gross profit                         166.7                181.7
                                               --------           ---------
Total gross profit                             $1,768.2            $1,929.0
Merchandise gross profit margin                   34.5%               34.8%
Merchandise gross profit growth-per store          7.2%                7.9%
Gasoline gross profit margin-cents per gallon     13.33               13.68
Gasoline gross profit change-per store             7.9%                4.3%



     Merchandise gross profit for the nine months ended September 30, 2000 was $1,747.3 million, an increase of $145.8 million, or 9.1%, from $1,601.5 million for the nine months ended September 30, 1999. This increase was primarily attributable to higher U.S. same-store merchandise sales, operating more stores and an increase in merchandise gross profit margin. Gross profit margin increased to 34.8% for the nine months ended September 30, 2000 from 34.5% for the same period in 1999. The margin improvement was primarily attributable to increased sales in several higher margin categories, including coffee and non-carbonated beverages, combined with incremental cigarette manufacturer allowances. Merchandise gross profits per store increased 7.9% for the nine months ended September 30, 2000 as compared to the same period in 1999.

     Gasoline gross profit for the nine months ended September 30, 2000 was $181.7 million, an increase of $15.0 million, or 9.0%, from $166.7 million for the nine months ended September 30, 1999. This increase in gasoline gross profit was the result of higher gross profit margin, more store months and increased gallon sales per-store. Gasoline gross profit margin increased slightly to 13.68 cents per gallon from 13.33.

     Gasoline margins were pressured again as the cost of gasoline rose during October. A continuation of the relatively high level of gasoline cost throughout the remainder of the fourth quarter would impact the Company in several ways, including lower purchases from customers, the increased cost of gasoline credit card transactions and customer drive-off expense and the inflationary impact on the Company's gasoline LIFO calculation. The combined effect of the continued high cost of gasoline during the fourth quarter could have a significant impact on the Company's earnings.

     OTHER INCOME

     Other income for the nine months ended September 30, 2000 was $79.4 million, an increase of $7.4 million, or 10.3%, from $72.0 million for the nine months ended September 30, 1999. This increase was attributable to increased franchise fees associated with a greater number of stores being franchised. In addition, royalty income from our area licensees increased as a result of higher sales at stores operated by licensees and an increase in the number of such stores. We expect to receive approximately $58 million of royalties from an area license agreement with Seven-Eleven Japan during the 2000 calendar year. One year following the final repayment of our 1988 yen-denominated loan, currently projected for the third quarter of 2001, royalty payments from Seven-Eleven Japan will be reduced by approximately 70% in accordance with the terms of the amended license agreement.

     FRANCHISEE GROSS PROFIT EXPENSE

     Franchisee gross profit expense for the nine months ended September 30, 2000 was $503.3 million, an increase of $45.7 million, or 10.0%, from $457.7 million for the nine months ended September 30, 1999. The increase was primarily attributable to higher per store gross profits at franchised stores and an increase in the number of stores operated by franchisees.

     OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     OSG&A for the nine months ended September 30, 2000 was $1,308.4 million, an increase of $114.3 million, or 9.6%, from $1,194.1 million for the nine months ended September 30, 1999. This increase was primarily attributable to the cost of operating more stores, approximately $24 million of incremental costs related to the implementation of our proprietary retail information system, and higher costs associated with processing credit card charges, due in part to significantly higher gasoline prices.

     The ratio of OSG&A to net sales decreased to 18.5% for the nine months ended September 30, 2000 from 19.6% for the nine months ended September 30, 1999. Assuming that the average retail price of gasoline in the nine months ended September 30, 2000 was reduced to the level which prevailed in the nine months ended September 30, 1999, the ratio of OSG&A to net sales would have increased to 19.9% for the nine months ended September 30, 2000 from 19.6% for the same period in 1999.

     INTEREST EXPENSE, NET

     Net interest expense for the nine months ended September 30, 2000 was $62.5 million, a decrease of $12.9 million, or 17.1%, from $75.4 million for the nine months ended September 30, 1999. This decrease was primarily due to the repayment of borrowings with proceeds from our sale of common stock to IYG Holding Company on March 16, 2000.

     INCOME TAX EXPENSE

     Income tax expense for the nine months ended September 30, 2000 was $40.0 million, compared to $44.7 million for the nine months ended September 30, 1999. This decrease was primarily attributable to a non-recurring benefit of $12.5 million recorded in the first quarter of 2000, which resulted from a settlement with the Internal Revenue Service related to audits of our federal income taxes for the 1992 through 1995 tax years. Excluding the non-recurring benefit, our effective tax rate was 39.1% for the nine months ended September 30, 2000 compared to 39.6% for the same period in 1999.

     EXTRAORDINARY GAIN

     In the first quarter of 1999, we redeemed $19.4 million of our debentures resulting in a $4.3 million after-tax gain. This gain resulted from the retirement of future undiscounted interest payments as recorded under SFAS No. 15, combined with repurchasing a portion of the debentures below their face amount.

     NET EARNINGS

     Net earnings for the nine months ended September 30, 2000 were $94.1 million ($0.85 per diluted share), an increase of $21.6 million, or 29.7%, from $72.6 million ($0.78 per diluted share) for the nine months ended September 30, 1999. Results in 2000 included the $12.5 million tax benefit discussed above, while the 1999 results included the non-recurring $4.3 million extraordinary gain discussed above. Excluding these non-recurring items, net earnings were $81.6 million ($0.75 per diluted share) for the nine months ended September 30, 2000, an increase of $13.3 million, or 19.5%, from $68.3 million ($0.74 per diluted share) for the same period in 1999.


LIQUIDITY AND CAPITAL RESOURCES

     The majority of our working capital is provided from three sources:
     *      cash flows generated from our operating activities;
     * a $650 million commercial paper facility, guaranteed by Ito-Yokado Co., Ltd.; and
     * short-term seasonal borrowings of up to $400 million under our revolving credit facility.

     We believe that operating activities, coupled with available short-term working capital facilities, will provide sufficient liquidity to fund operating and capital expenditure programs, as well as to service debt requirements. The outstanding balance at September 30, 2000 for commercial paper was $325.5 million, while there were no amounts outstanding under the revolver. We expect capital expenditures for 2000, excluding lease commitments, to be in excess of $300 million, which includes opening or acquiring more than 120 new stores.

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

     In August 1999, we entered into a leasing facility that provides up to $100 million of off-balance-sheet financing to be used for the construction of new stores. Funding under this facility is available through August 2001 with a final maturity of the leases of February 2005. As of September 30, 2000, $56.0 million was funded under this facility, which should be fully funded by the end of the first quarter of 2001.

     CASH FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was $356.6 million for the nine months ended September 30, 2000 compared to $246.9 million for the nine months ended September 30, 1999, an increase of $109.7 million. This increase can be primarily attributed to increased levels of net earnings as adjusted for non-cash items and changes in certain balance sheet amounts.

     CASH FROM INVESTING ACTIVITIES

     Net cash used in investing activities was $138.8 million for the nine months ended September 30, 2000 compared to $310.6 million for the nine months ended September 30, 1999. Payments for capital expenditures were $220.5 million for the nine months ended September 30, 2000 compared to $328.5 million for the same period in 1999. In addition, we received $71.9 million of net proceeds from a sale-leaseback transaction during the nine months ended September 30, 2000.

     Capital expenditures for each of the periods were used for new store development; continued implementation of our retail information system; new equipment to support merchandising initiatives; maintaining, remodeling and upgrading stores; and maintaining and upgrading gasoline facilities and related environmental compliance.

     CASH FROM FINANCING ACTIVITIES

     Net cash used in financing activities was $183.1 million for the nine months ended September 30, 2000, compared to net cash provided by financing activities of $41.9 million for the nine months ended
September 30, 1999.

     Net repayments under commercial paper and revolving credit facilities totaled $553.8 million for the nine months ended September 30, 2000, compared to net borrowings of $147.8 million for the same period in 1999. Net long-term debt repayments for the nine months ended September 30, 2000 were $179.1 million compared to $106.0 million for the same period in 1999. Cash from financing activities for the nine months ended September 30, 2000 also included $539.7 million in net proceeds from issuance of common stock that we used to pay down debt.


OTHER ISSUES

     ENVIRONMENTAL

     In December 1988, we closed our chemical manufacturing facility in New Jersey. We are required to conduct environmental remediation at the facility, including groundwater monitoring and treatment for a projected 15-year period, which commenced in 1998. We have recorded undiscounted liabilities, representing our best estimates of the clean-up costs, of $5.6 million at September 30, 2000. In 1991, we entered into a settlement agreement with the former owner of the facility pursuant to which the former owner agreed to pay a substantial portion of the clean-up costs. Based on the terms of the settlement agreement and the financial resources of the former owner, we have a receivable recorded of $3.2 million at September 30, 2000.

     Additionally, we accrue for the anticipated future costs and the related probable state reimbursement amounts for remediation activities at our existing and previously operated gasoline sites where releases of regulated substances have been detected. At September 30, 2000, our estimated undiscounted liability for these sites was $27.7 million. This estimate is based on our prior experience with gasoline sites and contractors who perform environmental assessment and remediation work as well as other factors such as the age of the tanks and the location of tank sites. We anticipate that substantially all of the future remediation costs for detected releases of regulated substances at these sites, as of September 30, 2000, will be incurred within the next four to five years.

     Under state reimbursement programs, we are eligible to receive reimbursement for a portion of future remediation costs, as well as a portion of remediation costs previously paid. Accordingly, at September 30, 2000, we had recorded a net receivable of $49.7 million based on the estimated state reimbursements. In assessing the probability of state reimbursements, we take into consideration each state's fund balance, revenue sources, existing claim backlog, status of clean-up activity and claim ranking systems. As a result of these assessments, the recorded receivable amount is net of an allowance of $7.9 million.

     While there can be no assurance of the timing of the receipt of state reimbursement funds, based on our experience we expect to receive the majority of state reimbursement funds, except from California, within one to three years after our payment of eligible remediation expenses. This time period assumes that the state administrative procedures for processing such reimbursements have been fully developed. Because of recent legislative changes in California, we estimate that we will receive state reimbursement funds within one to ten years after our payment of eligible remediation expenses. As a result of the timing for reimbursements, we have present-valued the portion of the recorded receivable amount that relates to remediation activities that have already been completed at a discount rate of approximately 5.9%. Thus, the recorded receivable amount is also net of a discount of $14.0 million.

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

     RECENTLY ISSUED ACCOUNTING STANDARD

     Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other
contracts and for hedging activities.    We must adopt the provisions
of this statement no later than January 1, 2001. We have completed our initial review of derivative instruments and other contracts that might be considered or contain derivative instruments.

     Our $250 million interest rate swap may be considered a hedge of our interest rate exposure in connection with its commercial paper program. Upon adoption of SFAS No. 133, we would record the interest rate swap at its fair value, with the offset to Accumulated Other Comprehensive Earnings in the equity section of the balance sheet. The fair value of the interest rate swap at September 30, 2000 was $3.8 million. We are reviewing the effectiveness of the $250 million interest rate swap and are assessing various strategies, including terminating the swap or not designating the swap as a hedge.

     As we disclosed in detail in our Form 10-K for the year ended December 31, 1999, we have two yen-denominated loans (the "Yen Loans"). We currently use the Seven-Eleven Japan royalty as a hedge of the monthly interest and principal payments on the Yen Loans, an accounting treatment
that will be nullified upon adoption of SFAS No. 133.   As a result, we
would be required to record a cumulative effect adjustment in the first quarter 2001, to record the Yen Loans at current yen to U.S. dollar exchange rates. In addition, we will be subject to the recognition of foreign currency transaction gains and losses in earnings prospectively. Had we been required to adopt this accounting treatment under SFAS No. 133 as of September 30, 2000, the cumulative effect adjustment in connection with the Yen Loans would have been a charge of approximately $16 million (after-tax) or $0.13 per diluted
share.    We are also assessing strategies in connection with the Yen
Loans and yen-based royalty in an effort to mitigate the impact of adopting SFAS No. 133. In addition, we are assessing the ongoing impact to our financial statements, if such treatment is required to be adopted.

     We continue to review and evaluate various other contracts to ensure we have identified all potential derivative instruments and will have applied the proper accounting upon adoption of SFAS No. 133.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK

        See "Management's Discussion and Analysis," above.



PART II.

                         OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There are no reportable suits or proceedings pending or threatened against the Company, other than as previously reported.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

1.  Exhibit (15) - Letter re Unaudited Interim Financial
                      Information.

2.  Exhibit (27) - Financial Data Schedule.
                    Submitted in electronic format only.

    (b)  8-K Reports:

During the third quarter of 2000, the Company filed no reports on Form
  8-K.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              7-ELEVEN, INC.
                                               (Registrant)


Date:    November 10, 2000              /s/  James W. Keyes
         -----------------             ----------------------------
                                       (Officer)
                                       James W. Keyes
                                       President and Chief Executive
                                         Officer


Date:    November 10, 2000             /s/  Donald E. Thomas
         -----------------             -----------------------------
                                       (Principal Accounting Officer)
                                        Donald E. Thomas
                                        Vice President, Chief Accounting
                                          Officer, and Controller