Form 10-K
period 2000-12-31
7 ELEVEN INC
filed 2001-03-16
CIK 92344

=======================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                             __________________

                                  FORM 10-K
(MARK ONE)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 2000
                                  OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
        For the transition period from  ------ to ------

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

     Indicate by check mark whether we (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of our knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $284,966,478 at March 2, 2001, based upon 27,937,890 shares held by persons other than executive officers, directors and 5% owners and aprice of $10.20 per share.

     104,795,957 shares of common stock, $.0001 par value (our only class of common stock), were outstanding as of March 2, 2001.

                     DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the following documents are incorporated by reference into the listed Parts and Items of Form 10-K: Definitive Proxy Statement for April 25, 2001 Annual Meeting of Shareholders: Part III, Items 10, 11, 12 and 13.
=======================================================================



                                    ANNUAL REPORT ON FORM 10-K OF 7-ELEVEN, INC.
                                       For the year ended December 31, 2000

                                               TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  Reference
                                                                                                  Form 10-K

                                                      PART I

Item 1.    BUSINESS                                                                                  1
           GENERAL                                                                                   1
           BUSINESS MODEL                                                                            1
           GROWTH STRATEGY                                                                           4
           PRODUCTS AND SERVICES                                                                     4
           RETAIL INFORMATION SYSTEM                                                                 6
           COMMISSARIES AND BAKERIES                                                                 7
           DISTRIBUTION                                                                              7
           FRANCHISEES                                                                               7
           LICENSEES                                                                                 8
           COMPETITION                                                                               9
           TRADEMARKS                                                                                9
           EMPLOYEES                                                                                 9
           OUR MAJORITY SHAREHOLDER                                                                  9
           ENVIRONMENTAL MATTERS                                                                    10
           RECAPITALIZATION                                                                         10
           RISK FACTORS                                                                             11
Item 2.    PROPERTIES                                                                               15
Item 3.    LEGAL PROCEEDINGS                                                                        16
Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                      16

                                                      PART II

Item 5.    MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                             17
Item 6.    SELECTED FINANCIAL DATA                                                                  18
Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATION     19
Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                               31
Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                              32
           Report of Independent Accountants - PricewaterhouseCoopers LLP - on
           7-Eleven, Inc. and Subsidiaries' Financial Statements for each of
           the three years in the period ended December 31, 2000                                              65
Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURES                                                                              66

                                                      PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                       66*
Item 11.   EXECUTIVE COMPENSATION                                                                   66*
Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                           66*
Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                           66*

                                                      PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K                         67

SIGNATURES                                                                                          74
----------------------------
*Included in Form 10-K by incorporation by reference to the Registrant's
   Proxy Statement for our April 25, 2001 Annual Meeting of Shareholders.

THIS REPORT INCLUDES CERTAIN STATEMENTS THAT ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.  ANY STATEMENT IN THIS
REPORT THAT IS NOT A STATEMENT OF HISTORICAL FACT MAY BE DEEMED TO BE A
FORWARD-LOOKING STATEMENT.  BECAUSE THESE FORWARD-LOOKING STATEMENTS
INVOLVE RISKS AND UNCERTAINTIES, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM
THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS.  WE DO NOT
INTEND TO ASSUME ANY DUTY TO UPDATE OR REVISE ANY FORWARD-
LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR
OTHERWISE.  FOR ADDITIONAL INFORMATION ABOUT FORWARD-LOOKING STATEMENTS, SEE
PAGE 19.



                       PART I

ITEM 1.  BUSINESS.

GENERAL

     We introduced the convenience store concept in 1927, when, as an ice company, our retail outlets began selling milk, bread and eggs as a convenience to customers. Today, we are the largest convenience store chain in the world. We operate, franchise, or license more than 21,000 stores worldwide, primarily under the name 7-ELEVEN.

     The name "7-Eleven" originated in 1946 when our stores were open from 7 a.m. until 11 p.m. Today, the vast majority of our stores in the United States and Canada provide more than 7 million daily customers with 24-hour convenience, seven days a week. Our stores generally range in size from 2,400 to 3,000 square feet and carry approximately 2,300 to 2,800 items. Please note that throughout this report, when we refer to "our stores," we mean our company-operated and franchised stores in the United States and our company-operated stores in Canada.

     Over the last several years we have transformed our business model to take advantage of our extensive store base, our widely recognized brand identity and the best practices developed by our affiliate and largest area licensee, Seven-Eleven Japan Co., Ltd. These competitive advantages are allowing us to implement strategies to increase our total revenues and our same-store sales as we seek to broaden our customer base.

     Our U.S. same-store merchandise sales growth was 5.6% for 2000 and 9.1% for 1999. Adjusting for the impact of cigarette cost increases passed through to consumers, the U.S. same-store sales increases were approximately 4.0% for both 2000 and 1999.

     Our principal executive offices are located at 2711 North Haskell Avenue, Dallas, Texas 75204. Our telephone number is 214/828-7011. Our website address is www.7-Eleven.com. We were incorporated in Texas in 1961 as the successor to an ice business organized in 1927. On April 30, 1999, we changed our name from The Southland Corporation to 7-Eleven, Inc.

     For financial reporting purposes, during 2000 we conducted our business in one operating segment -- the operating, franchising and licensing of convenience food stores. For specific information about our financial results for 2000, refer to our financial statements at pages 32-64.


BUSINESS MODEL

     Because of our market position, brand recognition and ability to share best practices with Seven-Eleven Japan, we have been able to develop a business model that we believe is difficult to replicate. The key elements of this model are:

    *    a differentiated merchandising strategy;

    *    utilization of sophisticated retail information technology;

    *    efficiently managing distribution to our stores;

    *    providing an attractive shopping environment; and

    *    a unique franchise model.

DIFFERENTIATED MERCHANDISING STRATEGY. We offer a broad range of products, including many not traditionally available in convenience stores, in an effort to broaden our customer base and continue to reduce our dependence on gasoline and tobacco sales. These products include high-quality fresh foods that are delivered daily to our stores. In addition, we sell a number of products that are developed specifically for us. Partnering with key vendors to develop and produce proprietary items is an integral part of this strategy. These proprietary items tend to provide relatively higher profit margins than other products we sell.

We implement our merchandising strategy through a variety of means. We employ item-by-item inventory management to remain in-stock in certain basic items that our customers expect to find in convenience stores. We also use this inventory management approach to supplement our basic inventory with an assortment of new products that we believe our customers will purchase in a convenience store. We encourage our franchisee and store managers to monitor customer purchasing trends closely. By doing so, our stores can stay in stock on popular items, merchandise products effectively, maximize inventory turns and delete slow-moving items.

Our goal is to maintain consistent, competitive prices on all items. Using our significant purchasing power, we work closely with our vendors and distributors to seek the lowest possible cost on the items we sell. This allows us to offer everyday fair prices while maintaining margins.

Because we believe that gasoline sales contribute to increased store traffic, we intend to sell gasoline wherever practical. We expect that most of the approximately 150 to 200 stores per year we intend to open in the United States and Canada over the next five years will sell gasoline.

APPLICATION OF TECHNOLOGY. We were the first major convenience store chain in the United States to use an integrated set of retail information technology tools. In designing our retail information system, we adapted the best practices of our largest area licensee, Seven-Eleven Japan. We have installed our system in all of our U.S. stores. Through the use of this system, our franchisees and store managers are able to:

    * analyze by-item sales results, trends, customer preferences and the factors that affect each of these; and

    * more effectively maintain optimal inventory levels and eliminate slow-moving items from inventory.

The system automates various tasks that previously would have required significant resources and time, so our franchisees and store managers can focus on inventory management and customer service.

All of our company-operated U.S. stores are able to use the retail information system to place orders. We aggregate these orders at our headquarters and re-transmit them to our vendors and distributors.

MANAGED DISTRIBUTION. We are working with our vendors and distributors to provide for daily deliveries of fresh food and other items to our stores, to increase the efficiency of deliveries and to shift some deliveries to off-peak hours. The combined distribution centers, which consolidate orders from multiple suppliers for daily distribution to individual stores, offer a number of advantages over other distribution systems, including:

    * more frequent deliveries of time-sensitive and perishable products such as milk, bread and fresh foods;

    * off-peak, consolidated deliveries that permit us to utilize store labor more efficiently and reduce store parking lot congestion;

    *    more customized deliveries and improved in-stock levels; and

    * access to products that traditionally have not been available to individual convenience stores.

We are working to increase both the number of stores that use the combined distribution centers and the number of items available for delivery from the centers.

ATTRACTIVE SHOPPING ENVIRONMENT. We strive to provide our customers with a convenient, safe and clean store environment. Over the last several years we have improved lighting inside and outside our stores, modernized store signage and installed canopies over our gasoline pumps. Additionally, we have implemented a program to remodel stores or upgrade equipment at each of our locations at least once every three years.

We also emphasize training programs that are designed to improve customer satisfaction. Examples include our "University of 7-Eleven" seminars, which provide our employees and franchisees an opportunity to review merchandising case studies, evaluate potential new product offerings and learn product display techniques.

UNIQUE FRANCHISE MODEL. More than half of our stores in the United States are operated by independent franchisees. We believe our franchise model is unique in that we own or lease the stores and equipment used by our franchisees, and the ongoing fees we receive from our franchisees are based on a percentage of store gross profit, which we believe better aligns our interests with those of our franchisees. Our franchise model allows us to provide a more uniform store environment and shopping experience for our customers. We also provide more support to our franchisees than most franchisors, including service support, training and access to our infrastructure.

GROWTH STRATEGY

The key elements of our growth strategy are:

INCREASING SAME-STORE MERCHANDISE SALES. Our merchandising team focuses on developing and introducing new products in order to increase our average retail transaction size and same-store sales. In addition, by using the retail information system, our merchandising team, franchisees and store managers are better able to increase sales by enhancing the merchandise mix in each store.

EXPANDING IN EXISTING MARKETS. Our store development efforts focus on our core urban and suburban markets in order to take advantage of greater population and traffic in these areas. These new stores will be concentrated around our combined distribution centers, commissaries and bakeries and will allow us to advertise and operate more efficiently. We believe that the potential exists for significant expansion in our core urban and suburban markets, and we plan toopen approximately 150 to 200 new stores per year in these areas over thenext five years. We evaluate sites for new stores by focusing on populationdensity, demographics, traffic volume, visibility, ease of access and economic activity in the area.

PROVIDING GREATER CONVENIENCE TO CUSTOMERS. We intend to continue to improve customer convenience through innovative merchandising programs, such as our V.com computerized, interactive kiosks for self-service financial transactions. The V.com kiosk allows our customers to make wire transfers, purchase money orders and perform traditional ATM transactions. By July 2001, we expect that the V.com kiosks will offer automated check cashing services.

In future years, we anticipate that the V.com kiosks will allow customers to pay bills electronically and purchase event tickets and certain products on-line. We are pursuing our V.com strategy by working with third parties in a mannerthat minimizes our capital outlays.

The V.com kiosks are being piloted in five Dallas-area stores. During the first half of 2001, we expect to expand the pilot program by installing V.com kiosks in 89 additional stores in Texas and Florida. Based on the results of the pilot program, we will refine our plans for a more extensive rollout of V.com kiosks for our stores.

INCREASING THE VALUE OF OUR LICENSES AND EXPANDING INTERNATIONALLY. By continuing to develop our systems and technology, we will increase the strength of our brand and provide a more attractive opportunity to prospective licensees. We believe this will, over time, allow us to expand into a number of countries where we currently do not have a presence.


PRODUCTS AND SERVICES

Our stores carry a broad array of products which our category managers select based on customer demands, sales potential and profitability. At the same time, franchisees and store managers supplement this product selection with items intended to appeal to local preferences.

Based upon total store purchases, we estimate that the breakdown of our merchandise sales in the United States and Canada by principal product category for the last three years is as follows:


                 Product Categories         Years Ended December 31
                 ------------------         -----------------------
                                           1998     1999     2000
                                           ----     ----     ----
                 Tobacco Products          23.7%    25.8%    26.4%
                 Beverages                 23.7%    22.9%    22.5%
                 Beer/Wine                 11.3%    10.8%    10.9%
                 Non-Foods                  8.8%     9.2%     9.6%
                 Candy/Snacks               9.5%     9.4%     9.4%
                 Food Service               6.0%     5.9%     5.7%
                 Dairy Products             5.3%     5.0%     4.8%
                 Baked Goods                4.2%     3.9%     3.8%
                 Other                      4.6%     4.2%     4.1%
                                           -----    -----    ------
                 Total Product Sales       97.1%    97.1%    97.2%
                 Services                   2.9%     2.9%     2.8%
                                           -----    -----    -----
                 Total Merchandise Sales  100.0%   100.0%   100.0%
                                          =====    =====     =====

In addition, gasoline sales accounted for 23.2% in 1998, 24.7% in 1999 and 29.0% in 2000 of our total net sales in the U.S. and Canada.

Our merchandise selection includes a number of items widely identified with us, including SLURPEE semi-frozen carbonated beverages, CAFE SELECT coffee, BIG GULP fountain beverages and BIG BITE hot dogs. We have capitalized on the popularity of these proprietary names to introduce other products. For example, we have introduced bubble gum, lip gloss and frozen novelties, all under the SLURPEE brand. We continually develop new merchandise to add to our proprietary merchandise lines, including Heaven Sent pantyhose, Dot.Zero watches and I-Gear sunglasses. In addition to a broad array of products, our stores offer a number of services to our customers. We have the largest ATM network of any retailer, with approximately 5,000 ATMs in our U.S. stores and an additional 450 in Canada. We continue to be one of the leading retailers of money orders. Our stores provide other services that draw additional store traffic such as public pay telephones and, where permitted, the sale of lottery tickets.

We sell gasoline at more than 2,350 stores. We anticipate that most of our new stores will sell gasoline. New stores tend to have higher gasoline sales because they have more pumps with convenient configurations and offer the "pay-at-the-pump" option. More than 1,750 of our stores are equipped to accept credit cards at the pump. We arecontinuing to install "pay-at-the-pump" technology in locations where webelieve it is cost effective.

We monitor gasoline sales to maintain a steady supply of gasoline to our stores, to determine competitive retail pricing, to provide the appropriate product mix at each location and to manage inventory levels based on market conditions. Almost all of our stores that sell gasoline offer CITGO-branded gasoline.

RETAIL INFORMATION SYSTEM

The retail information system is a proprietary system that provides our franchisees and store managers and our management team with timely access to item-by-item sales information captured by a point-of-sale scanning system at the register. As a part of the system, stores can be linked to vendors, our primary third-party distributor and our combined distribution centers for ordering and item-level information sharing. Using the system effectively is a core component of our business model, allowing individual franchisees and store managers to manage both their products and time more effectively while streamlining our corporate operations.

The system features:

    * a point-of-sale touch-screen system with scanning and integrated credit card authorization, supported by a centralized price book;

    * daily ordering for all items, supported by regular weather forecasts, merchandise messages and historical sales information;

    *    category management and item level sales analysis;

    *    integrated gasoline and "pay-at-the-pump" functionality;

    * automated back office functions, such as sales and cash reporting, payroll, gasoline pricing and inventory control, which are connected directly to our accounting system; and

    * the ability to make delivery adjustments and perform write-offs on a hand-held unit.

We have installed hardware and software for the retail information system in the United States. We worked with a number of vendors to design and develop the system, including ACS Retail Solutions, EDS, NCR and NEC. Having adapted Seven-Eleven Japan's best practices to our market areas, we developed the system to support our business model in substantially the same manner that Seven-Eleven Japan's retail technology supports its business model.

     We made a number of enhancements to the system during 2000, including ordering enhancements, improved item sales reporting and additional automation of accounting functions, such as retail inventory adjustments. During 2001, we plan additional enhancements to the system, including debit card processing, additional credit card functionality, lottery management, integration of money orders and check authorization into the point-of-sale registers, additional support for age verification on restricted items and further automation of accounting functions. We own all of the necessary licenses for exclusive use of the retail information system. All of our U.S. stores use the scanning capability of the system today. Following additional development work during 2001, we plan to install the system in Canada beginning in 2002.

COMMISSARIES AND BAKERIES

We have contracted with third-parties who own and operate 12 bakeries and 12 commissaries that provide our stores with daily deliveries of fresh foods such as sandwiches, salads and baked goods. These commissaries and bakeries average approximately 20,000 square feet in size. Each commissary ships approximately 13,000 units daily to our stores. Each bakery ships approximately 28,000 units. All store deliveries from our commissaries and bakeries are made from one of our combined distribution centers so that fresh products are in the stores by 5 a.m. for our morning customers. We inspect these third-party commissaries and bakeries to ensure that our products are produced in a safe and sanitary environment, and so do regulatory officials.

Bakeries and commissaries currently serve more than 3,700 of our stores. We expect to provide daily fresh food deliveries to approximately 850 additional stores by the end of 2001.


DISTRIBUTION

We rely primarily on traditional distribution services for the delivery of non-perishable goods to our stores. McLane Company, Inc., a wholly-owned subsidiary of Wal-Mart Stores, Inc. and our primary third-party distributor, delivers products to all of our company-operated stores and a majority of our franchised stores pursuant to a 10-year contract we entered into in 1992.
Our stores also purchase a variety of merchandise, including certain beverages and snack foods, directly from a number of vendors and their wholesalers. We have been working with these vendors and distributors to improve the accuracy and scheduling of deliveries.

Currently, 21 combined distribution centers in the United States and Canada service more than 3,700 of our stores, with approximately 850 additional stores expected to be added to the system in 2001.

Combined distribution centers typically serve stores within a 90-minute drive. The 21 combined distribution centers are owned and operated by third parties experienced in logistics. The average center is approximately 20,000 square feet in size and ships approximately 60,000 units to our stores daily. Each center has cross-docking facilities so that every incoming shipment is matched with an outgoing order. Each center serves an average of 150 to 200 stores using dedicated trucks on route systems that are exclusive to us. The centers receive products such as milk, bread, fruit, baked goods, fresh sandwiches and other perishables from a variety of suppliers, including the commissaries and bakeries. The merchandise is then sorted to fill orders placed by area stores. All store deliveries are made by 5 a.m.
the following day so that fresh products are ready for morning customers. Because vendors deliver to the centers only those quantities ordered by the stores, the centers do not maintain an inventory of merchandise.


FRANCHISEES

As of December 31, 2000, independent franchisees operated 3,118 7-ELEVEN stores in the United States. Merchandise sales by franchisee-operated stores are included in our net sales and totaled approximately $3.7 billion for the year ended December 31, 2000. Gasoline sales at franchisee-operated stores are also included in our net sales. In addition, we own all gasoline inventories at our franchisee-operated stores.

In our franchise program, we select qualified applicants and train the operators who will participate in store management. The franchisee pays us an initial fee that varies by store and is generally calculated based upon the gross profit of the store if it has been operating for more than 12 months, or average gross profit of the 7-ELEVEN stores in the market area if the store has been operating for less than 12 months. Under the standard franchise agreement, we lease to the franchisee a ready-to-operate 7-ELEVEN store and bear the costs of acquiring the land, building and equipment as well as most utility costs and property taxes. The standard agreement has an initial term of 10 years, or the term of our lease on the store, if shorter than 10 years. The franchisee pays for all business licenses, permits and all in-store selling expenses. We finance a portion of these costs, as well as the ongoingoperating expenses and inventory purchases.

Under the standard agreements, we receive between 50% and 58% of the merchandise gross profits. In addition, we pay the franchisee a commission in connection with gasoline sales which, in most cases, is 25% of gross margin. The franchisee may terminate the franchise at any time. We may terminate the franchise only for cause, and upon the notice specified in the franchise agreement.

LICENSEES

As of December 31, 2000, area license agreements covered the operation of 15,386 7-ELEVEN stores in the following countries and U.S. territories:

               COUNTRY               TOTAL STORES
              --------------         ------------
               Japan                      8,478
               Taiwan                     2,641
               Thailand                   1,521
               South Korea                  680
               China                        464
               United States                421
               Mexico                       295
               Australia                    247
               Malaysia                     176
               Philippines                  156
               Singapore                    124
               Norway                        54
               Sweden                        49
               Denmark                       29
               Spain                         17
               Puerto Rico                   13
               Turkey                        13
               Guam                           8
                                       ----------
               TOTAL                     15,386
                                       ==========

     We receive royalty payments from our area licensees based on a percentage of their gross sales. We have an equity interest in the Puerto Rico and Mexico area licensees.

COMPETITION

Our stores compete with a number of national, regional, local and independent retailers, including grocery and supermarket chains, grocery wholesalers and buyingclubs, other convenience store chains, oil company gasoline/mini-conveniencestores, food stores and fast food chains as well as variety, drug and candystores. In sales of gasoline, our stores compete with other food stores, service stations and, increasingly, supermarket chains. We generate only avery small percentage of the gasoline sales in the United States. Each store's ability to compete depends on its location, accessibility and individual service. Growing competitive pressures from new participants in the convenience retailing industry and the rapid growth in numbers of convenience-type stores opened by oil companies over the past several years have intensified competition. Finally, we may encounter competition from new sources, such as Internet retailers. In densely populated urban areas, certain e-commerce retailers offer delivery of products traditionally available at convenience stores.


TRADEMARKS

Our 7-ELEVEN trademark, registered in 1961, is well-known throughout the United States and in many other parts of the world. Our other trademarks and service marks include SLURPEE, BIG GULP, BIG BITE, DELI CENTRAL, CAFE SELECT, WORLD OVENS and QUALITY CLASSIC SELECTION, as well as many other trade names, marks and slogans relating to other foods, beverages and items such as 7-ELEVEN CAFE COOLER, 7-ELEVEN FRUT COOLER, 7-ELEVEN BAKERY STIX and V.com.


EMPLOYEES

At December 31, 2000, we had 33,400 employees.


OUR MAJORITY SHAREHOLDER

Our majority shareholder, IYG Holding Co., is owned 51% by Ito-Yokado and 49% by Seven-Eleven Japan. IYG Holding is a Delaware corporation formed in 1991 to acquire and hold our common stock.

On March 16, 2000, IYG Holding purchased 22,736,842 shares of common stock for $540.0 million in a private transaction. As a result of that purchase, IYG Holding owned 76,124,428 shares, or 72.7%, of our common stock at December 31, 2000. In addition, IYG Holding's shareholders own convertible quarterly income debt securities convertible into a maximum of 20,924,069 shares of our common stock. If these debt securities were converted into the maximum number of shares issuable upon conversion, IYG Holding's shareholders would beneficially own approximately 77.2% of our common stock.

ITO-YOKADO. Ito-Yokado is among the largest retailers in Japan. Its principal business consists of operating approximately 150 superstores that sell a broad range of food, clothing and household goods. In addition, its activities include operating a chain of supermarkets and two restaurant chains doing business under the names "Denny's" and "Famil." All of Ito-Yokado's operations are located in Japan except for two stores in China and some limited overseas purchasing activities.

SEVEN-ELEVEN JAPAN. Seven-Eleven Japan is a 50.3%-owned subsidiary of Ito-Yokado and is our largest area licensee, operating over 8,000 stores in Japan. It owns Seven-Eleven (Hawaii), Inc., which, as of December 31, 2000 operated an additional 50 7-ELEVEN stores in Hawaii under a separate area license agreement covering that state.


ENVIRONMENTAL MATTERS

We are subject to various federal, state and local environmental laws and regulations, including the Resource Conservation and Recovery Act of 1976, the Comprehensive Environmental Response Compensation and Liability Act of 1980, the Superfund Amendments and Reauthorization Act of 1986 and the Clean Air Act. The enforcement of these laws by the U.S. Environmental Protection Agency and the states will continue to affect our operations by imposing increased operating and maintenance costs and capital expenditures required for compliance. In addition, certain procedures required by these laws can result in increased lead times and costs for new facilities. Violation of environmental statutes, regulations or orders could result in civil or criminal enforcement actions.

For a description of current environmental projects and proceedings, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Other Issues-Environmental."


RECAPITALIZATION

On March 16, 2000, IYG Holding purchased 22,736,842 newly issued shares of our common stock for $540 million, or $23.75 per share. This purchase price represents a premium of $10.75, or 83%, over the stock's closing price on February 29, 2000, the trading day immediately before we publicly announced the sale. We used these funds to reduce debt and to position ourselves better to accelerate new store growth. As a result of this purchase, IYG Holding currently owns 76,124,428 shares, or 72.7%, of our common stock.

     In addition, at our April 26, 2000 Annual Meeting of Shareholders, our shareholders approved an amendment to our Articles of Incorporation to effect a one-for-five reverse stock split of our common stock. The reverse stock split became effective on May 1, 2000.

                         RISK FACTORS

RISKS PARTICULAR TO OUR BUSINESS

FUTURE TOBACCO LEGISLATION, CAMPAIGNS TO DISCOURAGE SMOKING, INCREASED TAXES ON TOBACCO PRODUCTS AND AN INCREASE IN WHOLESALE PRICES OF TOBACCO PRODUCTS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR REVENUES AND GROSS PROFIT.

Sales of tobacco products have averaged approximately 25% of our merchandise sales over the past three fiscal years. Future tobacco legislation, national and local campaigns to discourage smoking and increases in taxes on cigarettes and other tobacco products could cause further volume declines and could have a material adverse effect on sales of and margins for the tobacco products we sell.

In addition, major cigarette manufacturers have increased the wholesale prices of their products. If we are unable to pass future price increases on to our customers, our margins on tobacco products would suffer.


     INCREASES IN THE WHOLESALE COST OF GASOLINE COULD ADVERSELY AFFECT OUR
        REVENUE AND GROSS PROFIT.

Over the past three years, gasoline sales have averaged approximately 25% of our net sales and 9% of our gross profit. Increases in the wholesale cost of gasoline could adversely affect our revenues if our retail gasoline gallons declined, and would adversely affect our gross profit if we are not able to fully pass on these increases to our customers.


CHANGES IN TRAFFIC PATTERNS AND INCREASED COMPETITION COULD AFFECT OUR REVENUES.

We compete with numerous other convenience stores, supermarket chains, drug stores, fast food operations and other retail outlets. In addition, our stores that offer self-service gasoline compete with gasoline service stations and, more recently, supermarkets that offer gasoline. Our stores compete in large part based on their ability to offer convenience to customers. As a result, changes in traffic patterns and the type, number and location of competing stores could result in the loss of customers and a corresponding decrease in revenues for affected stores.


UNFAVORABLE WEATHER CONDITIONS IN THE SPRING AND SUMMER MONTHS COULD
 ADVERSELY AFFECT OUR BUSINESS.

Weather conditions may have a significant effect on our sales, as customers tend to purchase higher profit margin items such as snacks, fountain drinks and other beverages when weather conditions are favorable. Adverse weather during the second and third quarters may result in lower sales, and increased expenses due to overstaffing, which would result in lower than expected profits for our stores.

AS A RESULT OF OUR GASOLINE BUSINESS, WE ARE SUBJECT TO EXTENSIVE AND CHANGING ENVIRONMENTAL REGULATION, AND THE COSTS OF COMPLIANCE COULD REQUIRE SUBSTANTIAL ADDITIONAL CAPITAL EXPENDITURES.

We are subject to extensive environmental laws and regulations, particularly those regulating underground storage tanks and vapor recovery systems. Compliance with these regulations requires significant capital expenditures. These laws and regulations are subject to change. Any increased regulation could require substantially greater capital expenditures.


WE MAY INCUR SUBSTANTIAL LIABILITIES FOR REMEDIATION OF ENVIRONMENTAL CONTAMINATION AT OUR STORES.

Under various federal, state and local laws, ordinances and regulations, we may be liable for the costs of removing or remediating contamination. We may incur these liabilities at sites we currently own, or at sites we used to own , regardless of whether we knew about, or were responsible for, any contamination. The presence ofcontamination may subject us to liability to third parties and may adversely affect our ability to sell or rent such property.

Additionally, persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for removing or remediating contamination at sites where these substances are located, whether or not the sites are owned or operated by those persons. We may be deemed to have arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may be liable for removal or remediation costs, as well as other related costs, including governmental fines, and injuries to persons, property and natural resources.


OUR BUSINESS IS SUBJECT TO NUMEROUS OTHER REGULATIONS THAT MAY AFFECT OUR REVENUES AND RESULTS OF OPERATIONS.

In certain areas where our stores are located, state or local laws limit the stores' hours of operation or their sale of alcoholic beverages, tobacco products, possible inhalants and lottery tickets. Failure to comply with these laws could adversely affect our revenues because these state and local regulatory agencies have the power to revoke, suspend or deny applications for and renewals of permits and licenses relating to the sale of these products or to seek other remedies. Regulations related to wages also affect our business, and any appreciable increase in the statutory minimum wage would result in an increase in our labor costs. All of these regulations are subject to legislative and administrative change from time to time.



         OUR OPERATIONS IN CALIFORNIA MAY BE ADVERSELY AFFECTED BY INCREASES IN THE PRICE OF ELECTRICITY

Electricity prices in California have risen significantly over the past few months. As a result, we expect the operational costs for our California stores to increase from their 2000 levels.

WE PURCHASE SUBSTANTIALLY ALL OF OUR GASOLINE FROM ONE SUPPLIER, AND ANY SUDDEN DISRUPTION IN SUPPLY COULD ADVERSELY AFFECT OUR REVENUES.

Gasoline sales comprise a substantial portion of our sales. We purchase substantially all of our gasoline from CITGO Petroleum Corporation under a product purchase and supply agreement that expires in 2006. We may not be able to obtain alternative sources of gasoline quickly if our supplies from CITGO were suddenly disrupted. Any disruption in the supply of gasoline from CITGO may leave us, at least for a period of time, unable to meet the demand of our customers,which would adversely affect our sales and profitability. Although we believe we would be able to purchase gasoline from other suppliers if our supply from CITGO were disrupted, we likely would pay a higher price, which would adversely affect our gasoline profits.


RISKS PARTICULAR TO OUR CAPITAL STRUCTURE

OUR DEBT LEVELS MAY IMPAIR OUR FLEXIBILITY IN OBTAINING ADDITIONAL FINANCING AND IN PURSUING BUSINESS OPPORTUNITIES.

As of December 31, 2000, we had outstanding indebtedness of more than $1.3 billion. Our high degree of leverage could have important consequences to the holders of our common stock, including the following:

    * our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired;

    * our substantial degree of leverage may limit our flexibility to implement our business strategy and adjust to changing market conditions, reduce our ability to withstand competitive pressures and make us more vulnerable to a downturn in general economic conditions; and

    * some of our borrowings are subject to fluctuating market rates, including borrowings under our commercial paper facility, which exposes us to the risk of increased interest rates.

     If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay planned expansion and capital expenditures, sell assets, obtain additional equity capital or restructure our debt.


OUR DEBT FACILITIES CONTAIN RESTRICTIVE COVENANTS, WHICH MAY LIMIT OUR ABILITY TO ENGAGE IN VARIOUS ACTIVITIES.

Our bank credit facilities and the indentures related to our indebtedness contain a number of significant covenants that, among other things, restrict our ability and that of our subsidiaries to dispose of assets, incur additional indebtedness and pay dividends. In addition, we are required to satisfy financial tests. Failure to comply with these covenants or meet these financial tests could cause a default under our debt obligations and result in our debt becoming immediately due and payable which would materially adversely affect our business, financial condition and results of operations.

AS A RESULT OF ITS POSITION AS OUR MAJORITY SHAREHOLDER, IYG HOLDING CAN CONTROL THE OUTCOME OF ANY EVENT REQUIRING A VOTE OF OUR SHAREHOLDERS.

At December 31, 2000, IYG Holding owned 72.7% of our outstanding common stock. In addition, IYG Holding's shareholders own convertible quarterly income debt securities convertible into a maximum of 20,924,069 shares of our common stock. If these debt securities were converted into the maximum number of shares issuable upon conversion, IYG Holding's shareholders would beneficially own approximately 77.2% of our common stock. As our majority owner, IYG Holding is able to determine the outcome of all corporate actions requiring shareholder approval. For example, IYG Holding can control decisions with respect to:

    * our direction and policies, including the election and removal of directors;

    *    mergers or other business combinations involving us;

    *    our acquisition or disposition of assets;

    *    future issuances of our common stock or other securities;

    *    our incurrence of debt;

    *    the payment of any dividends on our common stock; and

    *    amendments to our certificate of incorporation and bylaws.

Ito-Yokado, as 51% owner of IYG Holding, can similarly control our business decisions.

ITEM 2.  PROPERTIES

     STORES. The following table shows the location and number of our company-operated and franchised 7-ELEVEN stores in operation on December 31, 2000. These figures include 16 stores that we operate under names other than 7-ELEVEN. We plan to convert these stores to the 7-Eleven name over the next few years or close them.


STATE/PROVINCE                                  STORES
---------------                 ---------------------------------------

                                OWNED          LEASED            TOTAL
U.S.
-----
  Arizona                        35               62                97
  California                    244              928             1,172
  Colorado                       60              178               238
  Connecticut                     8               43                51
  Delaware                       10               16                26
  District of Columbia            5               14                19
  Florida                       231              292               523
  Idaho                           5                8                13
  Illinois                       58               98               156
  Indiana                        10               30                40
  Kansas                          7                8                15
  Maine                           0               23                23
  Maryland                       90              211               301
  Massachusetts                  12               90               102
  Michigan                       49               71               120
  Missouri                       32               49                81
  Nevada                         90              111               201
  New Hampshire                   3               17                20
  New Jersey                     78              133               211
  New York                       44              208               252
  North Carolina                  2                5                 7
  Ohio                           11                4                15
  Oregon                         38               93               131
  Pennsylvania                   74               92               166
  Rhode Island                    0               11                11
  Texas                         125              169               294
  Utah                           42               70               112
  Vermont                         0                4                 4
  Virginia                      208              404               612
  Washington                     54              161               215
  West Virginia                  10               13                23
  Wisconsin                      15                0                15

CANADA
-------
  Alberta                        33              103               136
  British Columbia               27              126               153
  Manitoba                       14               35                49
  Ontario                        31               78               109
  Saskatchewan                   21               22                43
                              -----            -----             ------
        Total                 1,776            3,980              5,756
                              =====            =====             ======

     ADDITIONAL INFORMATION ABOUT PROPERTIES AND LEASES. At December 31, 2000, 36 7-ELEVEN stores were under construction. We owned or were under contract to purchase 37 undeveloped sites, and had leases on another 140 undeveloped sites.

     Generally, we lease our stores for primary terms of 14 to 20 years, with options to renew for additional periods. Many leases grant us a right of first refusal if the lessor decides to sell the property. In addition to our minimum annual rental payments, many leases require us to pay percentage rental payments if sales exceed a certain amount, and to pay taxes, insurance and maintenance.

     HEADQUARTERS. Our headquarters are located in Dallas, Texas, in a building known as Cityplace Tower. One of our subsidiaries owns Cityplace Tower, subject to certain outstanding debt, and leases it to us. Our lease covers the entire Cityplace Tower, but permits us to sublease. For the past five years, our subleases to other tenants have resulted in Cityplace Tower being virtually completely leased or reserved for expansion under current leases.


ITEM 3.  LEGAL PROCEEDINGS

     For an update on certain previously disclosed litigation, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Other Issues-Litigation," on page 30.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                 PART II



Item 5.     MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock, $.0001 par value per share, is our only class of common equity and is our only security with voting rights. As of March 2, 2001, 104,795,957 shares of our common stock were issued and outstanding, held by 2,385 record holders. During 2000, our common stock was traded on the Nasdaq Stock Market under the symbols "SVEV" and "SVEVD" from January 1 through July 6. On July 7, 2000, our common stock became listed on the New York Stock Exchange under the symbol "SE." The table below shows the price range for our common stock during each quarter of 1999 and 2000 and the closing price of our common stock on the last trading day of each quarter.
We have adjusted all figures to reflect the one-for-five reverse split of our common stock that became effective on May 1, 2000.


QUARTERS                  PRICE RANGE ($)
                     HIGH      LOW      CLOSE
     1999
     FIRST        $ 12.81   $  7.97   $ 10.16
     SECOND         13.75      9.06     11.09
     THIRD          11.09      9.38      9.84
     FOURTH         10.63      7.97      8.91

     2000
     FIRST        $ 21.25   $  8.13   $ 18.75
     SECOND         21.25     11.88     13.75
     THIRD          15.63     12.00     12.75
     FOURTH         13.00      8.00      8.75


         The prices quoted in this table reflect inter-dealer prices without retail mark-up, mark-down or commission. Therefore, these prices may not necessarily represent the prices paid in actual transactions.

     The indentures governing our outstanding debt securities permit the payment of cash dividends only under limited circumstances. Our credit agreement also restricts our ability to pay cash dividends on our common stock.

     Under Texas law, we may pay cash dividends only (a) out of our surplus, which is defined as the excess of the total value of our assets over the sum of our debt, the par value of our stock and the consideration fixed by the our board of directors for stock without par value, and (b) if, after paying cash dividends, we would not be insolvent, which is defined as unable to pay our debts as they become due in the usual course. Our board of directors may determine that a surplus exists, among other ways, by examining our financial statements, by conducting a fair valuation, or by analyzing information derived from any other reasonable method. We cannot assure you that we will have sufficient surplus to pay any cash dividends, even if the payment of a cash dividend would be otherwise permitted.

In addition, see "Recapitalization," above.


ITEM 6.   SELECTED FINANCIAL DATA



                                         SELECTED  FINANCIAL  DATA

                                     7-ELEVEN, INC. AND SUBSIDIARIES


                                                                  YEARS ENDED DECEMBER 31
                                                  -----------------------------------------------------
                                                     1996       1997       1998       1999       2000
                                                  ---------  ---------  ---------  ---------  ---------
                                                      (DOLLARS IN MILLIONS, EXCEPT PER-SHARE DATA)
STATEMENT OF EARNINGS DATA:
Net Sales:
  Merchandise                                      $ 5,084.0  $ 5,181.8  $ 5,573.6  $ 6,216.1  $ 6,632.2
  Gasoline                                           1,784.9    1,789.4    1,684.2    2,035.6    2,713.8
                                                   ---------  ---------  ---------  ---------  ---------
    Total net sales                                  6,868.9    6,971.2    7,257.8    8,251.7    9,346.0
Other income                                            86.4       89.4       92.0       97.8      105.1
                                                   ---------  ---------  ---------  ---------  ---------
    Total revenues                                   6,955.3    7,060.6    7,349.8    8,349.5    9,451.1
LIFO charge                                              4.7        0.1        2.9        9.9        4.6
Depreciation and amortization                          185.4      196.2      194.7      205.5      219.2
Interest expense, net                                   90.2       90.1       91.3      102.2       79.3
Earnings before income tax expense and
  extraordinary gain                                   130.8      115.3       82.6      127.3      153.7
Income tax expense (1)                                  41.3       45.3       31.9       48.5       47.2
Earnings before extraordinary gain                      89.5       70.0       50.7       78.8      106.5
Net earnings (2)                                        89.5       70.0       74.0       83.1      108.3
Earnings before extraordinary gain
  per common share:
    Basic                                               1.09        .85        .62        .96       1.06
    Diluted                                             1.01        .81        .60        .87        .97
Weighted-average shares outstanding:
    Basic (3)                                           82.0       82.0       82.0       82.0      100.0
    Diluted (3)                                         96.4       96.4      101.9      103.0      121.4
BALANCE SHEET DATA (END OF PERIOD):
Total assets                                         2,083.0    2,138.6    2,476.1    2,685.7    2,742.3
Total debt                                           1,805.5    1,852.1    1,958.9    2,044.7    1,337.5
Convertible Quarterly Income Debt Securities (4)       300.0      300.0      380.0      380.0      380.0
Total shareholders' equity (deficit) (3)              (789.0)    (721.5)    (642.2)    (559.6)      82.1



(1)  Income tax expense in 2000 includes a $12.5 million benefit in connection with our settlement of certain outstanding tax issues with the IRS.

(2)  Net earnings in 1998, 1999 and 2000 include extraordinary gains of $23.3 million, $4.3 million and
       $1.8 million, respectively, in connection with debt redemption.

(3)  In the first quarter of 2000, we issued 22,736,842 shares of common stock at $23.75 per share to IYG
        Holding Company, our majority owner, in a private placement transaction.

(4)  The Convertible Quarterly Income Debt Securities have an interest rate of 4.5% and are potentially convertible into a maximum of 20,924,069 shares of common stock.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     THIS ANNUAL REPORT INCLUDES CERTAIN STATEMENTS THAT ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ANY STATEMENT IN THIS REPORT THAT IS NOT A STATEMENT OF HISTORICAL FACT MAY BE DEEMED TO BE A FORWARD-LOOKING STATEMENT. WE OFTEN USE THESE TYPES OF STATEMENTS WHEN DISCUSSING OUR PLANS AND STRATEGIES, OUR ANTICIPATION OF REVENUES FROM DESIGNATED MARKETS AND STATEMENTS REGARDING THE DEVELOPMENT OF OUR BUSINESSES, THE MARKETS FOR OUR SERVICES AND PRODUCTS, OUR ANTICIPATED CAPITAL EXPENDITURES, OPERATIONS, SUPPORT SYSTEMS, CHANGES IN REGULATORY REQUIREMENTS AND OTHER STATEMENTS CONTAINED IN THE ANNUAL REPORT REGARDING MATTERS THAT ARE NOT HISTORICAL FACTS. WHEN USED IN THIS ANNUAL REPORT, THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "SEEK, "ESTIMATE," AND OTHER SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THERE CAN BE NO ASSURANCE THAT: (I) WE HAVE CORRECTLY MEASURED OR IDENTIFIED ALL OF THE FACTORS AFFECTING THESE MARKETS OR THE EXTENT OF THEIR LIKELY IMPACT; (II) THE PUBLICLY AVAILABLE INFORMATION WITH RESPECT TO THESE FACTORS ON WHICH OUR ANALYSIS IS BASED IS COMPLETE OR ACCURATE; (III) OUR ANALYSIS IS CORRECT OR
(IV) OUR STRATEGY, WHICH IS BASED IN PART ON THIS ANALYSIS, WILL BE SUCCESSFUL. WE DO NOT INTEND TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. FOR ADDITIONAL INFORMATION ABOUT FACTORS THAT MAY
AFFECT OUR BUSINESS, SEE "RISK FACTORS" ON PAGES 11-14.


MANAGEMENT STRATEGY OVERVIEW

     7-Eleven is the world's largest operator, franchisor and licensor of convenience stores and the largest convenience store chain in North America. Over the last several years we have refined our business strategy to take advantage of our widely recognized brand and to leverage our size, technology and people, including the following key elements:

INFORMATION TECHNOLOGY provides our stores with a competitive edge. Our proprietary retail information system ("RIS") is designed to build efficiencies into ordering, distribution and merchandising processes and to provide timely and accurate store information on an item-by-item basis.

MERCHANDISING is aided by RIS technology, as product availability is improved by ensuring high-demand products are always available. Brand strength and scale enable us to capitalize on co-merchandising opportunities with key vendors to develop and introduce products that are first, best or available only at 7-Eleven.

An example of NEW PRODUCT DEVELOPMENT includes the limited rollout in test stores of a web-enabled, integrated financial services kiosk that merges the capabilities of an ATM with the benefits of the Internet. During the initial stage of introduction, these kiosks will provide financial services beyond those of a conventional ATM, including money orders, money transfers and check cashing. In the future, services such as bill payment, deposit capability, event ticketing and travel directions are anticipated.

Our FRESH FOOD program continues to evolve and we believe this category represents a tremendous opportunity, as food-to-go increases in popularity. Our network of third-party commissary/bakery operators and combined distribution centers ("CDCs") delivers World Ovens baked goods, milk and bread, fresh-made sandwiches and other foods daily to over 3,700 stores.

DEVELOPING NEW STORES continues to be a major initiative and accordingly we opened 120 new stores in the United States and Canada in 2000. In 2001 we plan to open approximately 150 to 200 new stores, focusing on existing markets to further leverage our infrastructure and maximize the efficiencies of the CDCs.

GENERAL

     Our revenue principally consists of merchandise and gasoline sales and to a lesser extent royalty income from licensees. Our primary expense consists of cost of goods sold, operating expenses, interest expense and taxes. The following discussion and analysis provides information that management believes to be relevant to understanding 7-Eleven's financial condition and results of operations.

COMPARISON OF 2000 TO 1999 RESULTS

     Except where noted as "same store", all per store numbers refer to an average of all stores rather than only stores open more than one year.




NET SALES
                                             YEARS ENDED DECEMBER 31
                                         -------------------------------
                                              1999               2000
                                             ------             ------
Net Sales: (in millions)
   Merchandise sales                         $6,216.1           $6,632.2
   Gasoline sales                             2,035.6            2,713.8
                                             --------           --------
Total net sales                              $8,251.7           $9,346.0
Merchandise sales growth-U.S. same store         9.1%               5.6%
Gasoline gallons sold                         1,686.6            1,769.6
Gasoline gallon sales change-per store           3.5%               0.6%
Average retail price of gasoline per gallon  $   1.21           $   1.53



     Merchandise sales for 2000 increased $416.1 million, or 6.7%, over 1999. We attribute this increase to U.S. same-store merchandise sales growth of 5.6% and operating an average of 60 additional stores in 2000 as compared to 1999. The largest contributors to the merchandise sales growth were cigarettes, prepaid cards, beer, non-carbonated beverages, coffee and snacks. Wholesale cigarette cost increases, which were reflected in higher retail prices, accounted for less than two percentage points of the increase in U.S. same-store merchandise sales, while contributing approximately five percent to the 1999 same-store growth. Growth in other categories was fueled by new items, equipment upgrades and an improved product assortment, which was offset, in part, by decreases in the sales of frozen beverages, newspapers and other publications.

     Gasoline sales for 2000 increased $678.2 million, or 33.3%, over 1999. We attribute this increase primarily to a higher average retail price of gasoline and operating an average of 95 additional gasoline stores. The average retail price of gasoline was $1.53 per gallon in 2000, a 32-cent increase over 1999. We believe the high price of gasoline adversely affected the demand for gasoline and accordingly impacted our gallons sold. Gallons sold per store increased 0.6% over 1999, the result of adding new stores, whose average gallon volume is higher than our existing store average. Industry wide, the demand for gas was flat in 2000, compared to 1999.


GROSS PROFIT

                                                  YEARS ENDED DECEMBER 31
                                             -------------------------------
                                                  1999               2000
                                                 ------             ------
Gross Profit (in millions)
   Merchandise gross profit                     $2,142.4           $2,304.6
   Gasoline gross profit                           223.4              238.9
                                                --------           --------
Total gross profit                              $2,365.8           $2,543.5
Merchandise gross profit margin                   34.46%             34.75%
Merchandise gross profit growth-per store           8.8%               6.4%
Gasoline gross profit margin-cents per gallon      13.25              13.50
Gasoline gross profit change-per store              1.7%               2.5%


     Merchandise gross profit for 2000 increased $162.2 million, or 7.6%, over 1999 as a result of higher sales, combined with gross profit margin improvement to 34.75% from the prior year's 34.46%. Gross profit margin improvement was due to a combination of a change in product mix and reduced shortages, which we attribute to initiatives put in place to improve store-level accountability.

     Gasoline gross profit for 2000 increased $15.5 million, or 6.9%, over 1999 as a result of new gasoline outlets opened in 1999 and 2000. In addition, gasoline gross profit margin improved to 13.50 cents per gallon for 2000 compared to 13.25 cents per gallon in 1999. Our gasoline strategy is to manage by daily price and volume tracking at store level, which helps minimize the adverse effects of gasoline volatility. As a result of these factors, gasoline gross profit per store increased 2.5% for the year, compared to 1999.

     OTHER INCOME

     Other income for 2000 was $105.1 million, an increase of $7.2 million, or 7.4%, from $97.9 million in 1999. We attribute this increase to higher royalty income from our area licensees, resulting from both higher sales at stores operated by licensees and an increase in the number of such stores, combined with additional franchise fees. We received nearly $58 million of royalties from an area license agreement with Seven-Eleven Japan during 2000. Royalty payments from Seven-Eleven Japan will be reduced by approximately 70% in accordance with the terms of the amended license agreement one year following the final repayment of our 1988 Yen-denominated loan. At the current trend, we project the 1988 Yen-denominated loan will be fully repaid during the third quarter of 2001.

     FRANCHISEE GROSS PROFIT EXPENSE

     We report all sales and gross profits from domestic franchised stores in our consolidated results and record as an expense a percentage of the gross profits generated by those same franchised stores. Franchisee gross profit expense for 2000 was $667.3 million, an increase of $55.1 million, or 9.0%, from $612.2 million in 1999. We attribute this to higher per store gross profits at franchised stores and an increase in the number of stores operated by franchisees.

     OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSE ("OSG&A")

     OSG&A for 2000 was $1,748.3 million, an increase of $126.4 million, or 7.8%, from $1,621.9 million in 1999. The increase in OSG&A was partly due to the cost of operating an average of 60 more stores, approximately

$32 million of incremental costs related to the implementation of our proprietary retail information system and increased credit card processing charges, due in part to the significantly higher gasoline prices.

     The ratio of OSG&A to net sales decreased to 18.7% for 2000 from 19.7% for 1999. In 1999, OSG&A included a credit of $14.0 million related to environmental legislation changes in California, which was partially offset by $4.7 million of severance expenses. After adjusting for these items and assuming that the average retail price of gasoline for 2000 was reduced to the level which prevailed in 1999, the ratio of OSG&A to net sales would have increased slightly to 19.9% in 2000, from 19.8% in 1999.

     For 2001, we expect the operational costs for our California stores to rise because electricity prices in California have increased significantly over the past few months.


     INTEREST EXPENSE, NET

     Net interest expense for 2000 was $79.3 million, a decrease of $22.9 million, or 22.4%, from $102.2 million in 1999. Repayment of borrowings with proceeds from the sale of common stock to IYG Holding Company on March 16, 2000 (see Liquidity and Capital Resources for more information) was the primary contributor to the decrease. Net interest expense in 2001 is expected to decrease approximately $10 million, compared to 2000, based on anticipated levels of debt and interest rate projections.

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

     INCOME TAX EXPENSE

     Income tax expense on earnings before extraordinary gains for 2000 was $47.2 million and $48.5 million in 1999. The 2000 expense is net of a non-recurring benefit of $12.5 million, which resulted from a favorable settlement with the Internal Revenue Service related to audits of our federal income taxes for the 1992 through 1995 tax years. Excluding the non-recurring benefit, our effective tax rate was 38.8% for 2000 and 38.1% in 1999.

     EXTRAORDINARY GAIN

In December 2000, we purchased $36.1 million of the outstanding principal of debt related to Cityplace, our corporate headquarters, for $33.2 million, resulting in a $1.8 million after-tax gain (see Note 8 to the Consolidated Financial Statements). In 1999, we redeemed $19.4 million of our debentures resulting in a $4.3 million after-tax gain. This gain resulted from the retirement of future undiscounted interest payments as recorded under SFAS No. 15, combined with repurchasing a portion of the debentures below their face amount.

     NET EARNINGS

     Net earnings for 2000 were $108.3 million ($0.98 per diluted share), an increase of $25.2 million, or 30.3%, from $83.1 million ($0.91 per diluted share) in 1999. Net earnings before extraordinary gains (see preceding paragraph) were $106.5 million ($0.97 per diluted share) for 2000, an increase of $27.7 million, or 35.2%, from $78.8 million ($0.87 per diluted share) in 1999. The diluted per-share data reflects a one-for-five reverse split of our common stock effected May 1, 2000.


     SEASONALITY

     Weather conditions can have a significant impact on our sales, as buying patterns have shown that our customers increase their transactions and also purchase higher profit margin products when weather conditions are favorable. Consequently, our results are seasonal, and accordingly we typically earn more during the warmer second and third quarters.


COMPARISON OF 1999 TO 1998 RESULTS



NET SALES

                                             YEARS ENDED DECEMBER 31
                                         ------------------------------
                                              1998               1999
                                             ------             ------
Net Sales: (in millions)
   Merchandise sales                         $5,573.6           $6,216.1
   Gasoline sales                             1,684.2            2,035.6
                                             --------           --------
Total net sales                              $7,257.8           $8,251.7
Merchandise sales growth-U.S. same store         5.7%               9.1%
Gasoline gallons sold                         1,543.0            1,686.6
Gasoline gallon sales change-per store           4.2%               3.5%
Average retail price of gasoline per gallon  $   1.09           $   1.21


     Merchandise sales for 1999 increased $642.5 million, or 11.5%, over 1998. We attribute this increase to U.S. same-store merchandise sales growth of 9.1% and operating an average of 121 additional stores in 1999 as compared to 1998. Excluding the impact of cigarette cost increases passed through to customers, our U.S. same-store merchandise sales were approximately 4% higher in 1999 as compared to 1998. Categories contributing to U.S. same-store merchandise sales growth were prepaid phone cards, trading cards and non-carbonated beverages, primarily as a result of new product introductions. This growth was offset, in part, by decreases in the sales of newspapers, carbonated beverages and prepackaged bakery goods.

     Gasoline sales for 1999 increased $351.4 million, or 20.9%, over 1998. We attribute this increase to a higher average retail price of gasoline, higher average gallons sold per store and operating an average of 118 additional gasoline stores. The average retail price of gasoline was $1.21 per gallon in 1999, a $0.12 increase from $1.09 per gallon in 1998. Average gallons sold per store increased 3.5% over 1998, primarily due to adding new higher volume stores.


GROSS PROFIT

                                                  YEARS ENDED DECEMBER 31
                                             -------------------------------
                                                  1998               1999
                                                 ------             ------
Gross Profit (in millions)
   Merchandise gross profit                   $1,927.6             $2,142.4
   Gasoline gross profit                         208.1                223.4
                                               --------           ---------
Total gross profit                             $2,135.7            $2,365.8
Merchandise gross profit margin                  34.58%              34.46%
Merchandise gross profit growth-per store          3.2%                8.8%
Gasoline gross profit margin-cents per gallon     13.48               13.25
Gasoline gross profit change-per store             7.5%                1.7%



     Merchandise gross profit for 1999 increased $214.8 million, or 11.1%, over 1998. We attribute this increase to higher U.S. same-store merchandise sales and our operating a larger number of stores. Our gross profit margin was 34.46% in 1999 compared to 34.58% in 1998. This margin decline was principally the result of lower gross margin on cigarettes due to wholesale and retail price increases. While our margin on cigarettes decreased in 1999, per store gross profits generated from cigarette sales increased primarily due to more effective merchandising. Somewhat offsetting the margin decline was the successful introduction of new higher margin products including Pokemon trading cards, 7-ELEVEN FRUT COOLER and 7-ELEVEN BAKERY STIX, combined with increased sales of some traditional higher margin products, such as coffee and non-carbonated beverages. Merchandise gross profit per store increased 8.8% in 1999 compared to 1998.

     Gasoline gross profit for 1999 increased $15.4 million, or 7.4%, from $208.1 million in 1998, which represents an increase of 1.7% per store. We attribute this increase in gasoline gross profit to higher gallons sold per store and operating a larger number of gasoline stores in 1999 as compared to 1998, partially offset by a decline in gasoline gross profit margin to
13.25 cents per gallon in 1999 from 13.48 cents per gallon in 1998. We attribute this margin decrease primarily to rising wholesale gasoline costs.

     OTHER INCOME

     Other income for 1999 was $97.9 million, an increase of $5.9 million, or 6.3%, from $92.0 million in 1998, primarily due to increased franchise fees. In addition, royalty income from our area licensees increased as a result of higher sales at stores operated by licensees and an increase in the number of such stores.

     FRANCHISEE GROSS PROFIT EXPENSE

     Franchisee gross profit expense for 1999 was $612.2 million, an increase of $61.2 million, or 11.1%, from $551.0 million in 1998. We attribute this increase to higher gross profits at franchised stores.

     OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     OSG&A for 1999 was $1,621.9 million, an increase of $119.1 million, or 7.9%, from $1,502.8 million in 1998. We attribute this increase primarily to higher store labor costs, the costs of operating a larger number of stores, approximately $41 million of incremental costs related to the implementation of our proprietary retail information system and additional costs associated with other strategic initiatives.

     The ratio of OSG&A to net sales decreased to 19.7% for 1999 from 20.7% for 1998. In 1999, OSG&A included a credit of $14.0 million related to environmental legislation changes in California, which was partially offset by $4.7 million of severance expenses. In 1998, OSG&A included $14.1 million associated with the write-offs of computer equipment and development costs and $7.6 million in severance and related costs. After adjusting for these items and assuming that the average retail price of gasoline for 1999 was reduced to the level which prevailed in 1998, the ratio of OSG&A to net sales would have been basically flat year over year.

     INTEREST EXPENSE, NET

     Net interest expense for 1999 was $102.2 million, an increase of $10.9 million, or 12.0%, from $91.3 million in 1998. We attribute this increase to higher borrowing levels incurred to finance new store development, other initiatives and the redemption of a total of $65 million of our debentures in the fourth quarter of 1998 and first quarter of 1999 (see Extraordinary Gain for more information). We accounted for the redeemed debentures in accordance with SFAS No. 15; accordingly, we did not recognize interest expense on these debentures in our statement of earnings. As a result, interest expense on debt used to redeem our debentures increased our reported interest expense.

     INCOME TAX EXPENSE

     Income tax expense on earnings before extraordinary gains for 1999 was $48.5 million compared to $31.9 million in 1998. Our effective tax rate was 38.1% in 1999 compared to 38.6% in 1998.

     EXTRAORDINARY GAIN

     In 1999, we redeemed $19.4 million of our debentures resulting in a $4.3 million after-tax gain. During 1998, we redeemed $45.6 million of our debentures resulting in a $23.3 million after-tax gain. These gains resulted from the retirement of future undiscounted interest payments as recorded under SFAS No. 15, combined with repurchasing a portion of the debentures below their face amount.

     NET EARNINGS

     Net earnings for 1999 were $83.1 million ($0.91 per diluted share), an increase of $9.1 million, or 12.2%, from $74.0 million ($0.83 per diluted share) in 1998. Net earnings before extraordinary gains (see preceding paragraph) for 1999 were $78.8 million ($0.87 per diluted share), an increase of $28.1 million, or 55.4%, from $50.7 million ($0.60 per diluted share) in 1998. The diluted per-share data reflects a one-for-five reverse split of our common stock effected May 1, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The majority of our working capital is provided from three sources:
     *    cash flows generated from our operating activities;
      * a $650 million commercial paper facility, guaranteed by Ito-Yokado Co., Ltd.; and

      * seasonal borrowings of up to $200 million under our revolving credit facility.

     We believe that operating activities, coupled with available working capital facilities, will provide sufficient liquidity to fund operating and capital expenditure programs, as well as to service debt requirements. The outstanding balance at December 31, 2000 for commercial paper was $395.6 million, while there were no amounts outstanding under the revolver. We expect capital expenditures for 2001, excluding lease commitments, to be in excess of $300 million, which includes capital associated with opening or acquiring approximately 150 to 200 new stores.

     On January 25, 2001, we entered into a new unsecured bank credit agreement, refinancing the old credit agreement, which was scheduled to mature on February 27, 2002, with a new $200 million revolving credit facility. The new revolving credit facility contains a sub-limit of $150 million for letters of credit. As of December 31, 2000, outstanding letters of credit issued pursuant to the credit agreement totaled $64.0 million.

     On January 25, 2001, we entered into a new lease facility that will provide up to $100 million of off-balance-sheet financing to be used for the construction of new stores. Funding under this facility is available through January of 2003, with a final maturity of the leases in July 2006.

     On March 16, 2000, IYG Holding Company purchased 22,736,842 newly issued shares of our common stock for $540.0 million, or $23.75 per share, in a private placement transaction. We used the net proceeds from this transaction to repay the outstanding balance on our bank term loan, to repay the outstanding balance of our bank revolver and to reduce indebtedness under our commercial paper facility.

     In January 2000, we entered into a sale-leaseback agreement for 33 of our store properties whereby we sold land, buildings and related improvements , which were then leased back to us. We received net proceeds of $71.9 million on the sale. The sale resulted in approximately $12 million of deferred gains, which we will recognize on a straight-line basis over the initial term of the leases. We used all of the proceeds from this transaction to pay down our revolving credit facility.

     In August 1999, we entered into a lease facility that provides up to $100 million of off-balance-sheet financing to be used for the construction of new stores. Funding under this facility is available through August 2001 with a final maturity of the leases in February 2005. As of December 31, 2000, $73.0 million was funded under this facility, which we expect will be fully funded by the end of the second quarter of 2001.

     CASH FLOWS FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was $452.5 million for 2000, compared to $281.9 million in 1999, an increase of $170.6 million. We attribute this to increased levels of net earnings as adjusted for non-cash items and changes in certain balance sheet amounts. Included in the changes in balance sheet amounts was an increase in accounts payable and other liabilities resulting from a change in terms with one of our major vendors. In addition, inventory levels were lower in 2000, due in large part to a strategic buildup of inventories in preparation for potential Y2K related sales in December of 1999.

     CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities was $229.4 million for 2000, compared to $350.2 million in 1999. Payments for capital expenditures were $300.4 million for 2000, compared to $428.8 million in 1999. In addition, we received $71.9 million of net proceeds from a sale-leaseback transaction during 2000, compared to $57.3 million in 1999.

Capital expenditures for each of the periods were used for new store development, continued implementation of our retail information system, new equipment to support merchandising initiatives as well as upgrading store and gasoline facilities and equipment and compliance with environmental regulations.

     CASH FLOWS FROM FINANCING ACTIVITIES

     Net cash used in financing activities was $166.7 million for 2000, compared to cash provided by financing activities of $58.1 million in 1999. Net repayments under commercial paper and revolving credit facilities totaled $483.6 million for 2000, compared to net borrowings of $210.8 million in 1999. Net long-term debt repayments for 2000 were $240.3 million, compared to $147.4 million in 1999. Cash from financing activities for 2000 also included $539.7 million in net proceeds from issuance of common stock that was used to pay down debt.


QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The following discussion summarizes the financial and derivative instruments we held as of December 31, 2000, which are sensitive to changes in interest rates, foreign exchange rates and equity prices. We use interest-rate swaps to manage the primary market exposures associated with underlying liabilities and anticipated transactions. We use these instruments to reduce risk by essentially creating offsetting market exposures. In addition, our two yen-denominated loans effectively serve as an economic hedge of our exposure to yen-dollar currency fluctuations. The instruments we hold are not leveraged and are held for purposes other than trading. On March 16, 2000, we received $540.0 million in proceeds from a private placement transaction. We used these proceeds to reduce floating rate debt, which has lowered our exposure to interest rate risk (see Liquidity and Capital Resources for more information). In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not represented in this discussion.

     INTEREST-RATE RISK MANAGEMENT

The table below presents descriptions of the floating-rate financial instruments and interest-rate-derivative instruments we held at December 31, 2000. We entered into an interest-rate swap to achieve the levels of variable and fixed-rate debt approved by senior management. Under the interest-rate swap, we agreed with other parties to exchange the difference between fixed-rate and floating-rate interest amounts on a quarterly basis.

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





     (dollars in millions)           2001  2002  2003  2004  2005  Thereafter  Total  Fair Value
                                     ----  ----  ----  ----  ----  -----------  -----  ---------
Floating-Rate Financial Instrument:
       Commercial paper               $0    $0    $0    $0    $0     $396         $396   $396

        Average interest rate         5.5%  5.8%  6.0%  6.0%  6.0%   6.0%         5.9%

Interest-Rate Derivatives:
    Notional amount                   $250  $250  $250  $250   $0      $0         $250   ($2)
    Average pay rate                  6.1%  6.1%  6.1%  6.1%  0.0%    0.0%        6.1%
    Average receive rate              5.5%  5.8%  6.0%  6.0%  0.0%    0.0%        5.8%



     The negative $2.0 million fair value of the interest-rate swap represents an estimate of the amount we would pay to the counterparty if we had chosen to terminate the swap as of December 31, 2000. See Note 10 to the Consolidated Financial Statements for detailed information on floating-rate and fixed-rate liabilities as well as fair value and derivative discussions. As of December 31, 2000, approximately 30% of our debt contained floating rates that will be unfavorably impacted by rising interest rates. We have effectively eliminated 63% of our exposure to rising interest rates through an interest rate swap agreement. The weighted-average interest rate for such debt, including the impact of the interest rate swap agreement, was 6.2% for the year ended December 31, 2000, as compared to 5.6% in 1999.

     FOREIGN-EXCHANGE RISK MANAGEMENT

      We recorded more than $77 million in royalty income in 2000 that could have been impacted by fluctuating exchange rates. Approximately 75% of such royalties were from area license agreements with Seven-Eleven Japan ("SEJ"). SEJ royalty income has not fluctuated with exchange rate movements, as we have effectively hedged this exposure by using the royalty income to make principal and interest payments on our yen-denominated loans. This economic hedge remains, although SFAS No. 133 nullified the accounting treatment we were applying to the SEJ royalty and yen-denominated loans. As a result, both the SEJ royalty and yen-denominated loans are subject to exchange rate fluctuations (see Recently Issued Accounting Standard).

       In addition, we are exposed to fluctuating exchange rates on the non-Seven-Eleven Japan portion of our royalties earned in foreign currency, but we do not believe future risk is material based on current estimates. We have several wholly- or partially-owned foreign subsidiaries and are susceptible to exchange-rate risk on earnings from these subsidiaries, however, based on current estimates, we do not consider future foreign-exchange risk to be material.

     EQUITY-PRICE RISK MANAGEMENT

We hold equity securities of other companies, which are classified as available for sale and are carried on our consolidated balance sheet at fair value. At December 31, 2000, we held 192,500 shares of Affiliated Computer Services, Inc ("ACS") common stock, which had no cost, but had a fair value of $11.7 million. We obtained the ACS stock in 1988, as partial consideration for our entering into a mainframe data processing contract with ACS. At the time, ACS was a privately held start-up company, and, accordingly, the stock was valued with no cost. Changes in fair value are recognized as other comprehensive earnings, net of tax, as a separate component of shareholders' equity.


OTHER ISSUES

     ENVIRONMENTAL

     In December 1988, we closed our chemical manufacturing facility in New Jersey. We are required to conduct environmental remediation at the facility , including groundwater monitoring and treatment for a projected 15-year period, which commenced in 1998. We have recorded undiscounted liabilities, representing our best estimates of the clean-up costs, of $6.3 million at December 31, 2000. In 1991, we entered into a settlement agreement with the former owner of the facility pursuant to which the former owner agreed to pay a substantial portion of the clean-up costs. Based on the terms of the settlement agreement and the financial resources of the former owner, we have a receivable recorded of $3.8 million at December 31, 2000.

     Additionally, we accrue for the anticipated future costs and the related probable state reimbursement amounts for remediation activities at our existing and previously operated gasoline sites where releases of regulated substances have been detected. At December 31, 2000, our estimated undiscounted liability for these sites was $27.3 million. This estimate is based on our prior experience with gasoline sites and contractors who perform environmental assessment and remediation work as well as other factors such as the age of the tanks and the location of tank sites. We anticipate that substantially all of the future remediation costs for detected releases of regulated substances at those remediation sites of which we are aware, as of December 31, 2000, will be incurred within the next four to five years.

     Under state reimbursement programs, we are eligible to receive reimbursement for a portion of future remediation costs, as well as a portion of remediation costs previously paid. Accordingly, at December 31, 2000, we had recorded a net receivable of $50.3 million based on the estimated state reimbursements. In assessing the probability of state reimbursements, we take into consideration each state's fund balance, revenue sources, existing claim backlog, status of clean-up activity and claim ranking systems. As a result of these assessments, the recorded receivable amount is net of an allowance of $7.7 million.

     While there can be no assurance of the timing of the receipt of state reimbursement funds, based on our experience we expect to receive the majority of state reimbursement funds, except from California, within one to three years after our payment of eligible remediation expenses. This time period assumes that the state administrative procedures for processing such reimbursements have been fully developed. We estimate that we will receive California reimbursement funds within one to ten years after our payment of eligible remediation expenses. As a result of the timing for reimbursements, we have present-valued the portion of the recorded receivable amount that relates to remediation activities that have already been completed at a discount rate of approximately 5.1%. Thus, the recorded receivable amount is also net of a discount of $11.4 million.

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

     Certain parties challenged the settlement in an appeal to the California Court of Appeal, which affirmed the settlement on December 29, 2000. The opponents of the settlement filed a petition for review asking the California Supreme Court to review the settlement. Assuming the California Supreme Court decides not to grant review, the settlement will become final during the second quarter of 2001.

RECENTLY ISSUED ACCOUNTING STANDARD

     We have completed our review of derivative instruments and other contracts that might be considered or contain derivative instruments in connection with our adoption of the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") as of January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

     Under SFAS No. 133, the $250 million interest rate swap will be treated as a cash flow hedge of our interest rate exposure in connection with our commercial paper program. Upon adoption of SFAS No. 133, the transitional adjustment was to record a liability of $2.0 million representing the fair value of the interest rate swap as of January 1, 2001, with the offset of $1.2 million (net of deferred taxes of $800,000) to Accumulated Other Comprehensive Earnings. The carrying value of the interest rate swap will be adjusted to its fair value at each reporting date with a corresponding offset to Accumulated Other Comprehensive Earnings. Additionally, a review of the effectiveness of the interest rate swap at each reporting date will be performed and the ineffective portion of the interest rate swap will be recognized in earnings for the period reported.

     In addition, upon adoption of SFAS No. 133, we transferred January 1, 2001, asset and liability balances of $2.4 million and ($4.3 million), respectively, related to the interest rate swap to Accumulated Other Comprehensive Earnings. These balances will continue to be amortized into earnings as an adjustment to interest expense through February 2004.

     As discussed in Foreign-Exchange Risk Management and Note 10, we use the SEJ royalty receipts to service the monthly principal and interest payments on our yen loans. This arrangement provides an effective economic hedge against fluctuations in the Japanese yen to U.S. dollar exchange rate. As a result of this hedge, our yen-denominated loans and related interest expense and payable had previously been recorded in the consolidated financial statements utilizing the Japanese yen to U.S. dollar exchange rates in effect at the date of the borrowings (125.35 for the 1988 yen loan and 129.53 for the 1998 yen loan). Additionally, the SEJ royalty had been recorded at the
125.35 exchange rate as it has been utilized to service the 1988 yen loan.

     Although SFAS No. 133 nullified the hedge accounting treatment the Company was applying to the SEJ royalty and yen loans, the effective economic hedge against changes in the Japanese yen to U.S. dollar exchange rate remains in place. Upon adoption of SFAS No. 133, we converted the yen loans, related interest payable and the SEJ royalty receivable to reflect the Japanese yen to U.S. dollar exchange rate quoted for January 1, 2001 (114.35 yen to one U.S. dollar). As a result, our transitional adjustment increased the yen loans, related interest payable and SEJ royalty receivable by $16.1 million, with the offsetting reduction of $9.8 million (net of deferred taxes of $6.3 million) to Accumulated Other Comprehensive Earnings. The transitional adjustment to Accumulated Other Comprehensive Earnings will be amortized into earnings over the remaining term of the yen loans. Prospectively, we will adjust the balance of the yen loans at each reporting date to reflect the current Japanese yen to U.S. dollar exchange rate, and the resultant foreign currency exchange gain or loss will be recognized in earnings. In addition, we will record the SEJ royalty and interest expense on the yen loans at the average Japanese yen to U.S. dollar exchange rate for the respective period.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations," above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA






                             7-ELEVEN, INC. AND SUBSIDIARIES


                         Consolidated Financial Statements for the
                        Years Ended December 31, 1998, 1999 and 2000

                             7-ELEVEN, INC. AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS
                      (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)




                                                                        DECEMBER 31
                                                              ------------------------------
                                                                  1999              2000
                                                              -------------    -------------
ASSETS
Current assets:
   Cash and cash equivalents                                  $     76,859     $    133,178
   Accounts receivable                                             179,039          187,510
   Inventories                                                     134,050          106,869
   Other current assets                                            115,328          112,795
                                                              -------------    -------------
       Total current assets                                        505,276          540,352
Property and equipment                                           1,880,520        1,926,795
Other assets                                                       299,870          275,141
                                                              -------------    -------------
       Total assets                                           $  2,685,666     $  2,742,288
                                                              =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Trade accounts payable                                     $    168,302     $    231,384
   Accrued expenses and other liabilities                          401,216          445,769
   Commercial paper                                                 34,418                -
   Long-term debt due within one year                              207,413           76,156
                                                              -------------    -------------
       Total current liabilities                                   811,349          753,309
Deferred credits and other liabilities                             251,073          265,551
Long-term debt                                                   1,802,819        1,261,322
Convertible quarterly income debt securities                       380,000          380,000
Commitments and contingencies
Shareholders' equity (deficit):
   Preferred stock, $.01 par value; 5,000,000 shares
     authorized; no shares issued and outstanding                        -                -
   Common stock, $.0001 par value; 1,000,000,000 shares
     authorized; 81,999,790 and 104,767,679 shares
     issued and outstanding                                              8               10
   Additional capital                                              625,761        1,166,225
   Accumulated deficit                                          (1,194,896)      (1,086,604)
   Accumulated other comprehensive earnings                          9,552            2,475
                                                              -------------    -------------
       Total shareholders' equity (deficit)                       (559,575)          82,106
                                                              -------------    -------------
       Total liabilities and shareholders' equity (deficit)   $  2,685,666     $  2,742,288
                                                              =============    =============



                     See notes to consolidated financial statements.

                                    7-ELEVEN, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF EARNINGS
                             (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)



                                                                          YEARS ENDED DECEMBER 31
                                                                ---------------------------------------
                                                                     1998           1999           2000
                                                                -------------  -------------  -----------
REVENUES:
    Merchandise sales (including $466,013, $527,422 and
        $602,412 in excise taxes)                               $  5,573,606  $  6,216,133   $  6,632,211
    Gasoline sales (including $577,457, $625,893 and
        $662,751 in excise taxes)                                  1,684,184     2,035,557      2,713,770
                                                                ------------   -----------   ------------
      Net sales                                                    7,257,790     8,251,690      9,345,981
    Other income                                                      92,021        97,853        105,066
                                                                -------------  -------------  ------------
      Total revenues                                               7,349,811     8,349,543      9,451,047
                                                                -------------  -------------  ------------

COSTS AND EXPENSES:
    Merchandise cost of goods sold                                 3,645,974     4,073,743      4,327,594
    Gasoline cost of goods sold                                    1,476,144     1,812,115      2,474,844
                                                                 -----------    -----------    -----------
      Total cost of goods sold                                     5,122,118     5,885,858      6,802,438
    Franchisee gross profit expense                                  551,003       612,233        667,311
    Operating, selling, general and administrative expenses        1,502,788     1,621,881      1,748,277
    Interest expense, net                                             91,289       102,232         79,302
                                                                -------------  -------------  ------------
      Total costs and expenses                                     7,267,198     8,222,204      9,297,328
                                                                -------------  -------------  ------------
EARNINGS BEFORE INCOME TAX EXPENSE AND
   EXTRAORDINARY GAIN                                                 82,613       127,339        153,719

INCOME TAX EXPENSE                                                    31,889        48,516         47,191
                                                                -------------  -------------  ------------
EARNINGS BEFORE EXTRAORDINARY GAIN                                    50,724        78,823        106,528

EXTRAORDINARY GAIN ON DEBT REDEMPTION (net
   of tax effect of $14,912, $2,743 and $1,128)                       23,324         4,290          1,764
                                                                -------------  -------------  ------------
NET EARNINGS                                                    $     74,048   $    83,113   $    108,292
                                                                =============  =============  ============

NET EARNINGS PER COMMON SHARE:
    BASIC
      Earnings before extraordinary gain                             $ .62        $  .96          $ 1.06
      Extraordinary gain                                               .28           .05             .02
                                                                      -----         -----          -----
      Net earnings                                                   $ .90        $ 1.01          $ 1.08
                                                                      =====         =====          =====

    DILUTED
     Earnings before extraordinary gain                              $ .60         $ .87           $ .97
     Extraordinary gain                                                .23           .04             .01
                                                                      -----         -----          -----
     Net earnings                                                    $ .83         $ .91           $ .98
                                                                      =====         =====          =====




                            See notes to consolidated financial statements.


                                            7-ELEVEN, INC. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                            (DOLLARS AND SHARES IN THOUSANDS)




                                                                                ACCUMULATED OTHER
                                                                              COMPREHENSIVE EARNINGS
                                                                             --------------------------
                                                               ACCUMULATED    UNREALIZED    FOREIGN    SHAREHOLDERS'
                                          PAR    ADDITIONAL     EARNINGS        GAINS       CURRENCY     EQUITY
                               SHARES    VALUE    CAPITAL      (DEFICIT)       (LOSSES)    TRANSLATION  (DEFICIT)
 ------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997   409,923  $ 41    $ 625,574   $ (1,352,057)      $  9,191    $ (4,276)     $(721,527)

 Net earnings                                                     74,048                                    74,048
 Other comprehensive earnings:
     Unrealized gain on equity
       securities (net of $7,293
       deferred taxes)                                                           11,408                     11,408
     Reclassification adjustments for
       gains included in net earnings
       (net of $2,649 deferred taxes)                                            (4,143)                    (4,143)
     Foreign currency translation                                                            (1,997)        (1,997)
                                                                                                           --------
     Total other comprehensive
       earnings (loss)                                                                                       5,268
                                                                                                           --------
 Comprehensive earnings                                                                                     79,316
-------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998   409,923     41      625,574     (1,278,009)       16,456      (6,273)      (642,211)

 Net earnings                                                      83,113                                   83,113
 Other comprehensive earnings:
     Unrealized loss on equity
       securities (net of ($447)
       deferred taxes)                                                             (698)                      (698)
     Reclassification adjustments for
       gains included in net earnings
       (net of $2,946 deferred taxes)                                            (4,607)                    (4,607)
     Foreign currency translation                                                             4,674          4,674
                                                                                                            -------
     Total other comprehensive
       earnings (loss)                                                                                        (631)
                                                                                                            -------
 Comprehensive earnings                                                                                     82,482
 Issuance of stock                  76                154                                                      154
 Reverse stock split          (327,999)   (33)         33                                                       -
--------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999    82,000      8      625,761     (1,194,896)       11,151      (1,599)      (559,575)

 Net earnings                                                     108,292                                  108,292
 Other comprehensive earnings:
     Unrealized gain on equity
       securities (net of $568
       deferred taxes)                                                              888                        888
     Reclassification adjustments for
       gains included in net earnings
       (net of $3,140 deferred taxes)                                            (4,912)                    (4,912)
     Foreign currency translation                                                            (3,053)        (3,053)
                                                                                                            -------
     Total other comprehensive
         earnings (loss)                                                                                    (7,077)
                                                                                                            -------
 Comprehensive earnings                                                                                    101,215
 Issuance of stock              22,768      2      540,464                                                 540,466
--------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000   104,768   $ 10   $1,166,225   $ (1,086,604)     $  7,127    $ (4,652)    $   82,106
====================================================================================================================





                            See notes to consolidated financial statements.

                                       7-ELEVEN, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (DOLLARS IN THOUSANDS)



                                                                                     YEARS ENDED DECEMBER 31
                                                                          ------------------------------------------
                                                                                1998           1999           2000
                                                                          -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                          $     74,048   $     83,113   $    108,292
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Extraordinary gain on debt redemption                                  (23,324)        (4,290)        (1,764)
        Depreciation and amortization of property and equipment                175,086        185,495        219,223
        Other amortization                                                      19,611         19,968         20,051
        Deferred income taxes                                                   19,190         32,476         28,507
        Noncash interest expense                                                 1,725          1,466          1,363
        Other noncash (income) expense                                           2,943         (4,099)        (2,815)
        Net loss on property and equipment                                       9,631          7,955          3,426
        Increase in accounts receivable                                        (22,674)       (36,724)       (13,730)
        Decrease (increase) in inventories                                      11,306        (33,005)        27,651
        (Increase) decrease in other assets                                    (35,330)         3,925            (18)
        Increase in trade accounts payable and other liabilities                   600         25,595         62,298
                                                                          -------------  -------------  -------------
             Net cash provided by operating activities                         232,812        281,875        452,484
                                                                          -------------  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for purchase of property and equipment                           (380,871)      (428,837)      (300,370)
    Proceeds from sale of property and equipment                                 8,607         63,861         76,874
    Proceeds from sale of domestic securities                                    6,754          7,522          8,016
    Acquisition of businesses, net of cash acquired                            (32,929)            -              -
    Other                                                                        1,625          7,219        (13,942)
                                                                          -------------  -------------  -------------
             Net cash used in investing activities                            (396,814)      (350,235)      (229,422)
                                                                          -------------  -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from commercial paper and revolving credit facilities           7,231,795      4,872,273      4,269,051
    Payments under commercial paper and revolving credit facilities         (7,032,120)    (4,661,427)    (4,752,613)
    Proceeds from issuance of long-term debt                                    96,503             -              -
    Principal payments under long-term debt agreements                        (154,376)      (147,392)      (240,323)
    Proceeds from issuance of convertible quarterly income
       debt securities                                                          15,000             -              -
    Net proceeds from issuance of common stock                                     -               -         539,690
    Increase (decrease) in outstanding checks in excess of
       cash in bank                                                             11,765         (4,600)        17,497
    Other                                                                       (4,525)          (750)           (45)
                                                                          -------------  -------------  -------------
             Net cash provided by (used in) financing activities               164,042         58,104       (166,743)
                                                                          -------------  -------------  -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                40        (10,256)        56,319

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  87,075         87,115         76,859
                                                                          -------------  -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $     87,115   $     76,859   $    133,178
                                                                          =============  =============  =============
RELATED DISCLOSURES FOR CASH FLOW REPORTING:
     Interest paid, excluding SFAS No.15 Interest                         $    (99,240)  $   (117,669)  $    (95,785)
                                                                          =============  =============  =============
     Net income taxes paid                                                $    (11,721)  $    (16,181)  $    (31,342)
                                                                          =============  =============  =============
     Assets obtained by entering into capital leases                      $     33,643   $     40,638   $     26,759
                                                                          =============  =============  =============







                          See notes to consolidated financial statements.

                    7-ELEVEN, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 1998, 1999, and 2000


1.     ACCOUNTING POLICIES

          PRINCIPLES OF CONSOLIDATION 7-Eleven, Inc. and its subsidiaries ("the Company") is owned 72.7% by IYG Holding Company (see Note 14), which is jointly owned by Ito-Yokado Co., Ltd. ("IY") and Seven-Eleven Japan Co., Ltd. ("SEJ"). The Company operates more than 5,700 7-Eleven and other convenience stores in the United States and Canada. Area licensees, or their franchisees, and affiliates operate approximately 15,400 additional 7-Eleven convenience stores in certain areas of the United States, in 15 foreign countries and in the U. S. territories of Guam and Puerto Rico.

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

          Merchandise sales and cost of goods sold of stores operated by franchisees are consolidated with the results of Company-operated stores. Merchandise sales of stores operated by franchisees are $3.03 billion, $3.39 billion and $3.68 billion from 2,960, 3,008 and 3,118 stores for the years ended December 31, 1998, 1999 and 2000, respectively.

          The gross profit of franchise stores is split between the Company and its franchisees. The franchisees' share of the gross profit of franchise stores generally ranges from 42% to 50% of the merchandise gross profit of the store and is presented as franchisee gross profit expense in the accompanying Consolidated Statements of Earnings. The Company's share of the gross profit of franchise stores is its continuing franchise fee, generally ranging from 50% to 58% of the merchandise gross profit of the store, which is charged to the franchisee for the license to use the 7-Eleven operating system and trademarks, for the lease and use of the store premises and equipment, and for continuing services provided by the Company. These services include merchandising, advertising, recordkeeping, store audits, contractual indemnification, business counseling services and preparation of financial summaries. In addition, franchisees receive the greater of one cent per gallon sold or 25% of gasoline gross profit as compensation for measuring and reporting deliveries of gasoline, conducting pricing surveys of competitors, changing the price displays and cleaning the service areas.

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

     The Company does not record merchandise sales on the basis of product categories. However, based on the total dollar volume of store purchases, management estimates that the percentages of its convenience store merchandise sales by principal product category for the last three years were as follows:


                 Product Categories         Years Ended December 31
                 ------------------         -----------------------
                                           1998     1999     2000
                                           ----     ----     ----
                 Tobacco Products          23.7%    25.8%    26.4%
                 Beverages                 23.7%    22.9%    22.5%
                 Beer/Wine                 11.3%    10.8%    10.9%
                 Non-Foods                  8.8%     9.2%     9.6%
                 Candy/Snacks               9.5%     9.4%     9.4%
                 Food Service               6.0%     5.9%     5.7%
                 Dairy Products             5.3%     5.0%     4.8%
                 Baked Goods                4.2%     3.9%     3.8%
                 Other                      4.6%     4.2%     4.1%
                                           -----    -----    ------
                 Total Product Sales       97.1%    97.1%    97.2%
                 Services                   2.9%     2.9%     2.8%
                                           -----    -----    -----
                 Total Merchandise Sales  100.0%   100.0%   100.0%
                                          =====    =====     =====


The Company does not rely on any major customers as a source of revenue. Excluding area license royalties, which are included in other income as stated above, the Company's operations are concentrated in the United States and Canada. Approximately 8% of the Company's net sales for the years ended December 31, 1998, 1999 and 2000 are from Canadian operations, and approximately 5% of the Company's long-lived assets for the years ended December 31, 1999 and 2000 are located in Canada.

           OTHER INCOME - Other income is primarily area license royalties and franchise fee income. The area license royalties include amounts from area license agreements with SEJ of approximately $53 million, $56 million and $58 million for the years ended December 31, 1998, 1999 and 2000, respectively.

           Under the present franchise agreements, initial franchise fees are generally calculated based on gross profit experience for the store or market area. These fees cover certain costs including training, an allowance for lodging for the trainees and other costs relating to the franchising of the store. The Company defers the recognition of these fees until its obligations under the agreement are completed. Franchisee fees recognized in earnings were $11.9 million, $14.0 million and $16.4 million for the years ended December 31,1998, 1999 and 2000, respectively.

    OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("OSG&A")-
 Buying and occupancy expenses are included in OSG&A. Advertising costs, also included in OSG&A, generally are charged to expense as incurred and were $40.1 million, $39.4 million and $34.4 million for the years ended
December 31, 1998, 1999 and 2000, respectively.

            INTEREST EXPENSE - Interest expense is net of interest income and capitalized interest. Interest income was $12.0 million, $11.2 million and $13.3 million, and capitalized interest was $2.3 million, $5.0 million and $2.6 million for the years ended December 31, 1998, 1999 and 2000, respectively.

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

    CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investment instruments purchased with maturities of three months or less to be cash equivalents. Cash and cash equivalents include temporary cash investments of $8.1 million and $37.7 million at December 31, 1999 and 2000, respectively, stated at cost, which approximates market.

     The Company utilizes a cash management system under which a book cash overdraft exists for the Company's primary disbursement accounts. These overdrafts represent uncleared checks in excess of cash balances in bank accounts at the end of the reporting period. The Company transfers cash on an as-needed basis to fund clearing checks (see Note 7).

             INVENTORIES - Inventories are stated at the lower of cost or market. Cost is generally determined by the LIFO method for company-operated stores in the United States and by the FIFO method for stores in Canada.

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

                                         Years
                                        ---------
      Buildings                           25
      Leasehold improvements            3 to 20
      Equipment                         3 to 10
      Software and other intangibles    3 to 7
      License royalties and goodwill    20 to 40

Effective August 1999, the Company changed the depreciable lives of all buildings from 20 to 25 years. The effect of the change in estimate decreased depreciation expense by approximately $2.4 million for the year ended December 31, 1999. The change had an immaterial effect on earnings per share for the same period. Had the change in estimate been made at January 1, 1999, depreciation expense would have decreased by approximately $5.9 million for the year ended December 31, 1999.

     Foreign and domestic area license royalty intangibles were recorded in 1987 at the fair value of future royalty payments and are being amortize over 20 years using the straight-line method. The 20-year life is less than the estimated lives of the various royalty agreements, the majority of which are perpetual.

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

     A portion of the environmental expenditures incurred for corrective action at gasoline sites is eligible for reimbursement under state trust funds and reimbursement programs. A related receivable is recorded for estimated probable refunds. The receivable is discounted if the amount relates to remediation activities that have already been completed. A receivable is also recorded to reflect estimated probable reimbursement from other parties (see Note 13).

2.     ACCOUNTS RECEIVABLE

                                                                 December 31
                                                           ------------------------
                                                              1999             2000
                                                              ----             ----
                                                             (Dollars in Thousands)

         Trade accounts receivable                         $   84,770      $   92,149
         Franchisee accounts receivable                        71,756          66,980
         Environmental cost reimbursements -
            see Note 13                                        11,981           8,651
         SEJ royalty receivable                                 4,522           4,649
         Other accounts receivable                             12,254          22,022
                                                           -----------     -----------
                                                              185,283         194,451
         Allowance for doubtful accounts                       (6,244)         (6,941)
                                                           -----------     -----------
                                                           $  179,039      $  187,510
                                                           ===========     ===========


3.     INVENTORIES

                                            December 31
                                      ------------------------
                                         1999           2000
                                         ----           ----
                                        (Dollars in Thousands)

                 Merchandise          $  86,976      $  78,415
                 Gasoline                47,074         28,454
                                       ---------      ---------
                                      $ 134,050      $ 106,869
                                        =========      =========

               Inventories stated on the LIFO basis that are included in inventories in the accompanying Consolidated Balance Sheets were $60.5 million and $52.5 million for merchandise and $40.5 million and $21.7 million for gasoline at December 31, 1999 and 2000, respectively. These amounts are less than replacement cost by $37.2 million and $37.8 million for merchandise and $7.1 million and $11.1 million for gasoline at December 31, 1999 and 2000, respectively.

      At December 31, 2000, certain inventory quantities were reduced resulting in a liquidation of LIFO inventory layers recorded at costs that were lower than the costs of current purchases. The effect of this reduction was a decrease in cost of goods sold of $5.8 million.

4.     OTHER CURRENT ASSETS

                                                                  December 31
                                                          -------------------------
                                                             1999           2000
                                                          ---------      -----------
                                                            (Dollars in Thousands)

         Prepaid expenses                                 $  29,134      $  33,397
         Deferred tax assets - see Note 16                   50,287         50,314
         Advances for lottery and other tickets              27,789         28,173
         Other                                                8,118            911
                                                          ----------      ---------
                                                          $ 115,328      $ 112,795
                                                          ==========      =========

5.     PROPERTY AND EQUIPMENT

                                                                     December 31
                                                           ------------------------------
                                                              1999              2000
                                                    ------------    ------------
                                                          (Dollars in Thousands)
         Cost:
           Land                                       $    495,598    $    497,300
           Buildings                                       419,288         426,133
           Leaseholds                                    1,172,791       1,272,422
           Equipment                                     1,113,561       1,158,028
           Software                                        186,315         242,792
           Construction in process                          90,951          56,833
                                                      -------------   ------------
                                                         3,478,504       3,653,508
         Accumulated depreciation and amortization
           (includes $47,415 and $78,483 related
            to software)                                (1,597,984)     (1,726,713)
                                                       ------------   ------------
                                                     $   1,880,520    $  1,926,795
                                                       ============   ============

6.     OTHER ASSETS


                                                               December 31
                                                         --------------------------
                                                             1999          2000
                                                             -----         -----
                                                             (Dollars in Thousands)
         SEJ license royalty intangible
           (net of accumulated amortization of
            $197,049 and $213,065)                       $  121,451      $  105,435
         Other license royalty intangibles
           (net of accumulated amortization of
            $35,095 and $37,931)                             21,509          18,673
         Environmental cost reimbursements -
           see Note 13                                       45,046          45,433
         Goodwill (net of accumulated amortization
           of $1,159 and $1,920)                             28,137          29,205
         Investments in available-for-sale domestic
           securities (no cost basis)                        18,313          11,717
         Other                                               65,414          64,678
                                                          ----------      ----------
                                                         $  299,870      $  275,141
                                                         ==========      ==========

7.     ACCRUED EXPENSES AND OTHER LIABILITIES


                                                                December 31
                                                          -------------------------
                                                             1999            2000
                                                             ----            ----
                                                           (Dollars in Thousands)

         Insurance                                        $  31,773       $  30,043
         Compensation                                        63,188          57,295
         Taxes                                               55,577          56,502
         Lotto, lottery and other tickets                    40,756          43,511
         Other accounts payable                              26,132          39,730
         Environmental costs - see Note 13                   20,019          18,953
         Profit sharing - see Note 12                        16,491          19,105
         Interest                                             6,243          10,746
         Book overdrafts payable - see Note 1                55,635          73,132
         Other current liabilities                           85,402          96,752
                                                          ---------       ---------
                                                          $ 401,216       $ 445,769
                                                          =========       =========

           For the years ended December 31, 1998 and 1999, the Company accrued termination benefits of $7.6 million and $4.7 million for approximately 120 and 40 employees, respectively. There have been no significant changes to the initial accruals. The cost of the termination benefits was recorded in OSG&A expense.

8.     DEBT

                                                                  December 31
                                                         ---------------------------
                                                             1999           2000
                                                             ----           -----
                                                            (Dollars in Thousands)

         Bank Debt Term Loans                           $   112,500     $      -
         Bank Debt revolving credit facility                250,000            -
         Commercial paper                                   600,000         395,554
         5% First Priority Senior Subordinated
           Debentures due 2003                              287,152         275,187
         4 1/2%  Second Priority Senior Subordinated
           Debentures (Series A) due 2004                   133,948         128,935
         4% Second Priority Senior Subordinated
           Debentures (Series B) due 2004                    21,849          21,108
         Yen Loans                                          177,223         127,237
         7 1/2% Cityplace Term Loan due 2005                267,448         225,509
         Capital lease obligations                          156,933         161,619
         Other                                                3,179           2,329
                                                         -----------     -----------
                                                          2,010,232       1,337,478
         Less long-term debt due within one year            207,413          76,156
                                                        -----------     -----------
                                                        $ 1,802,819     $ 1,261,322
                                                        ===========     ============

          BANK DEBT - As of January 25, 2001, the Company is obligated to a group of lenders under a new, $200 million unsecured revolving credit agreement ("Credit Agreement"). The Credit Agreement replaces an unsecured credit agreement that included a $225 million term loan and a $400 million revolving credit facility. The term loan was repaid in March 2000 with proceeds from the sale of common stock in a private placement transaction with IYG Holding Company (see Note 14).

          The Credit Agreement includes a sublimit of $150 million for letters of credit. Upon expiration of the revolving credit facility in January 2006, all the then-outstanding letters of credit must expire and may need to be replaced, and all other amounts then outstanding will be due and payable in full. At December 31, 2000, outstanding letters of credit under the previous facility totaled $64.0 million.

          Interest on the borrowings under the revolving credit facility is generally payable quarterly and is based on a variable rate equal to the administrative agent bank's base rate or, at the Company's option, at a rate equal to a reserve-adjusted Eurodollar rate plus a margin determined by the Company's credit ratings for senior long-term indebtedness. The applicable margin as of January 25, 2001, was 0.475%. The weighted-average interest rates were 6.6% on the term loan and 6.8% on borrowings outstanding under the previous revolving credit facility at December 31, 1999.

           A facility fee of 0.15% per year is charged on the aggregate amount of the revolving credit facility. In addition, if the average outstanding balance of the facility is greater than or equal to two-thirds of the available borrowings under the facility, a utilization fee is charged on the average outstanding principal amount of loans and the undrawn face amount of the letters of credit. The utilization fee is also tied to the Company's senior long-term indebtedness as described above and was 0.375% as of January 25, 2001. All fees are paid quarterly.

          The Credit Agreement contains various financial and operating covenants which require, among other things, the maintenance of certain financial ratios including interest and rent coverage and consolidated total indebtedness to earnings before interest, income taxes, depreciation and amortization. The Credit Agreement also contains various covenants which, among other things, (a) limit the Company's ability to incur or guarantee indebtedness or other liabilities other than under the Credit Agreement,
(b) limit the Company's ability to engage in asset sales and sale/leaseback transactions, (c) limit the types of investments the Company can make and (d) limit the Company's ability to pay cash dividends or redeem or prepay principal and interest on any subordinated debt.

          COMMERCIAL PAPER The outstanding balance on the Company's commercial paper facility was reduced by approximately $177 million in March 2000 with a portion of the proceeds from the private placement transaction (see Note 14). As of December 31, 1999 and 2000, the availability of borrowings under the Company's commercial paper facility was $650 million. At December 31, 1999 and 2000, $600 million and $395.6 million of the respective $634.4 million and $395.6 million outstanding principal amounts, net of discount,was classified as long-term debt since the Company intends to maintain at least these amounts outstanding during the next year. Such debt is unsecured and is fully and unconditionally guaranteed by IY. IY has agreed to continue its guarantee of all commercial paper issued through 2002. While it is not anticipated that IY would be required to perform under its commercial paper guarantee, in the event IY makes any payments under the guarantee, the Company and IY have entered into an agreement by which the Company is required to reimburse IY subject to certain restrictions in the Credit Agreement, which principally specify that no reimbursements can be made until one year after repayment in full of the debt and termination of the Credit Agreement. The weighted-average interest rate on commercial paper borrowings outstanding at December 31, 1999 and 2000, respectively, was 6.1% and 6.6%.

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

          The 5% First Priority Senior Subordinated Debentures, due December 15, 2003 ("5% Debentures"), had an outstanding principal balance of $239.3 million at December 31, 2000, and are redeemable at any time at the Company's option at 100% of the principal amount.

          The Second Priority Senior Subordinated Debentures were issued in three series, and each series is redeemable at any time at the Company's option at 100% of the principal amount and are described as follows:

     -     4 1/2% Series A Debentures, due June 15, 2004 ("4 1/2%
        Debentures"), had an outstanding principal balance of $111.4 million at December 31, 2000.

     - 4% Series B Debentures, due June 15, 2004 ("4% Debentures"), had an outstanding principal balance of $18.5 million at December 31, 2000.

     In March 1998, the Company issued $80 million principal amount of Convertible Quarterly Income Debt Securities due 2013 ("1998 QUIDS") to IY and SEJ (see Note 9). The Company utilized a portion of the proceeds from the 1998 QUIDS to redeem $21.8 million principal amount of its 12% Series C Debentures due 2009 ("12% Debentures") and to purchase $15.7 million principal amount of its 5% Debentures, $7.8 million principal amount of its 4 1/2% Debentures and $250,000 principal amount of its 4% Debentures. The partial purchases of these debentures, together with the redemption of the 12% Debentures, resulted in an extraordinary gain of $23.3 million
 (net of current tax effect of $14.9 million) in 1998 as a result of the discounted purchase price and the inclusion of SFAS No. 15 Interest in the carrying amount of the debt.

     In addition, the Company purchased $15 million principal amount of its 5% Debentures in January 1999 and $4.4 million principal amount of its 4 1/2% Debentures in February 1999 with a portion of the proceeds of the 1998 QUIDS. These partial purchases resulted in an extraordinary gain of $4.3 million (net of current tax effect of $2.7 million) in 1999 as a result of the discounted purchase price and the inclusion of SFAS No. 15 Interest in the carrying amount of the debt.

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

     YEN LOANS - In March 1988, the Company monetized its future royalty payments from SEJ, its area licensee in Japan, through a loan that is nonrecourse to the Company as to principal and interest ("1988 Yen Loan").
The original amount of the yen-denominated debt was 41 billion yen (approximately $327 million at the exchange rate in March 1988) and is collateralized by the Japanese trademarks and a pledge of the future royalty payments. At December 31, 2000, the outstanding balance on this loan was
3.85 billion yen (approximately $30.7 million at the March 1988 exchange rate). Payment of the debt is required no later than March 2006 through future royalties from SEJ. The Company believes the 1988 Yen Loan will be repaid as early as the third quarter of 2001. One year following the final repayment of the 1988 Yen Loan, royalty payments from SEJ will be reduced by approximately 70% in accordance with the terms of the license agreement. The interest rate was 3.1% as of December 31, 2000 (see Note 10).

     In April 1998, funding occurred on an additional yen-denominated loan ("1998 Yen Loan") for 12.5 billion yen or $96.5 million of proceeds. The 1998 Yen Loan has an interest rate of 2.325%, and both principal and interest will be repaid from the Seven-Eleven Japan area license royalty income after the 1988 Yen Loan has been retired, which is currently expected in the third quarter of 2001. Both principal and interest of the loan are nonrecourse to the Company. Proceeds of the loan were designated for general corporate purposes (see Note 10).

          CITYPLACE TERM LOAN - Cityplace Center East Corporation ("CCEC"), a subsidiary of the Company, constructed the headquarters tower, parking garages and related facilities of the Cityplace Center development and is currently obligated to The Sanwa Bank, Limited, New York Branch ("Sanwa"), which has a lien on the property financed. The debt with Sanwa has monthly payments of principal and interest based on a 25-year amortization at 7.5%, with the remaining principal due on March 1, 2005 (the"Cityplace Term Loan"). In December 2000, the Company purchased and retired approximately $36.1 million of the outstanding principal for $33.2 million,resulting in an extraordinary gain of $1.8 million (net of current tax effect of $1.1 million).

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

     MATURITIES - Long-term debt maturities assume the continuance of the commercial paper program and the IY guarantee. The maturities, which include capital lease obligations as well as SFAS No. 15 Interest accounted for in the recorded amount of the Debentures, are as follows (dollars in thousands):

                         2001         $    76,156
                         2002              79,115
                         2003             285,719
                         2004             163,326
                         2005             225,961
                         Thereafter       507,201
                                      -----------
                                      $ 1,337,478
                                      ===========

9.     CONVERTIBLE QUARTERLY INCOME DEBT SECURITIES

          In November 1995, the Company issued $300 million principal amount of Convertible Quarterly Income Debt Securities due 2010 ("1995 QUIDS") to IY and SEJ. The 1995 QUIDS have an interest rate of 4.5% and give the Company the right to defer interest payments thereon for up to 20 consecutive quarters. The holder of the 1995 QUIDS can convert the debt anytime at a rate of $20.80 per share of the Company's common stock. The conversion rate represents a premium to the market value of the Company's common stock at the time of issuance of the 1995 QUIDS. As of December 31, 2000, no shares had been issued as a result of debt conversion.

          In February 1998, the Company issued $80 million principal amount of 1998 QUIDS, which have a 15-year life, no amortization and an interest rate of 4.5%. The instrument gives the Company the right to defer interest payments thereon for up to 20 consecutive quarters. The debt mandatorily converts into 6,501,686 shares of the Company's common stock if (a) the Company's stock trades above $12.30 for 20 of 30 consecutive trading days after the fifth anniversary of issuance, (b) the Company's stock trades above $14.77 for 20 of 30 consecutive trading days after the third anniversary of issuance and before the fifth anniversary or (c) the Company's stock closes at or above $12.30 on the last trading day prior to maturity. A portion of the proceeds from the 1998 QUIDS was used to redeem the Company's 12% Debentures at par and to fund the partial purchases of its other Debentures (see Note
8). The 1998 QUIDS, together with the 1995 QUIDS (collectively,
"Convertible Debt"), are subordinate to all existing debt.

          The financial statements include interest payable of $723,000 as of December 31, 1999 and 2000, as well as interest expense of $16.8 million for the year ended December 31, 1998, and $17.4 million for the years ended December 31, 1999 and 2000, related to the Convertible Debt. The Company has not deferred any interest payments in connection with the Convertible Debt.

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

          The carrying amounts and estimated fair values of other financial instruments at December 31, 2000, are listed in the following table:


                                                              Carrying       Estimated
                                                               Amount       Fair Value
                                                            ----------      ----------
                                                              (Dollars in Thousands)
         Commercial Paper                                    $ 395,554       $ 395,554
         Debentures                                            425,231         321,473
         Yen Loans                                             127,237         148,998
         Cityplace Term Loan                                   225,509         227,657
         Convertible Debt                                      380,000             -
         Interest Rate Swap                                      1,965           2,010

           The methods and assumptions used in estimating the fair value for each of the classes of financial instruments presented in the table above are as follows:

       - Commercial paper borrowings are sold at market interest rates and have an average remaining maturity of less than 56 days. Therefore, the carrying amount of commercial paper is a reasonable estimate of its fair value. The guarantee of the commercial paper by IY is an integral part of the estimated fair value of the commercial paper borrowings.

- The fair value of the Debentures is estimated based on December 31, 2000, bid prices obtained from investment banking firms where traders regularly make a market for these financial instruments. The carrying amount of the Debentures includes $56.0 million of SFAS No. 15 Interest.

     - The fair value of the Yen Loans is estimated by calculating the present value of the future yen cash flows at current interest and exchange rates.

     - The fair value of the Cityplace Term Loan is estimated by calculating the present value of the future cash flows at a current interest rate for a similar financial instrument.

     - It is not practicable, without incurring excessive costs, to estimate the fair value of the Convertible Debt (see Note 9) at December 31, 2000.
The fair value would be the sum of the fair values assigned to both an interest rate and an equity component of the debt by a valuation firm.

     - The fair value of the Interest Rate Swap is estimated based on December 31, 2000, quoted market prices of the same or similar instruments and represents the estimated amount the Company would pay if the Company chose to terminate the swap as of December 31, 2000.

     DERIVATIVES - The Company has completed its review of derivative instruments and other contracts that might be considered or contain derivative instruments in connection with its adoption of the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging
Activities," ("SFAS No. 133") as of January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

     The Company uses derivative financial instruments to reduce its exposure to market risk resulting from fluctuations in foreign exchange rates and interest rates. The Company is party to a $250 million notional principal amount interest rate swap agreement. The Company currently pays a fixed interest rate of 6.096% on the $250 million notional amount until February 2004. A major financial institution, as counterparty to the agreement, pays the Company interest at a floating rate based on three-month LIBOR on the notional amount during the term of the agreement. Interest payments are made quarterly by both parties. The interest rate swap has been accounted for as a hedge and, accordingly, any difference between amounts paid and received is recorded as interest expense. The impact on net interest expense as a result of this agreement was nominally favorable for the years ended December 31, 1998, 1999 and 2000. The Company is at risk of loss from this swap agreement in the event of nonperformance by the counterparty.

     Under SFAS No. 133, the $250 million interest rate swap will be treated as a cash flow hedge of the Company's interest rate exposure in connection with its commercial paper program. Upon adoption of SFAS No. 133, the Company's transitional adjustment was to record a liability of $2.0 million representing the fair value of the interest rate swap as of January 1, 2001, with the offset of $1.2 million (net of deferred taxes of $800,000) to Accumulated Other Comprehensive Earnings. The Company will adjust the carrying value of the interest rate swap to fair value at each reporting date with a corresponding offset to Accumulated Other Comprehensive Earnings. Additionally, the Company will review the effectiveness of the interest rate swap at each reporting date and will recognize the ineffective portion of the interest rate swap in earnings for the period reported.

In addition, upon adoption of SFAS No. 133, the Company transferred January 1, 2001, asset and liability balances of $2.4 million and ($4.3 million), respectively, related to the interest rate swap to Accumulated Other Comprehensive Earnings. These balances will continue to be amortized into earnings as an adjustment to interest expense through February 2004.

As discussed in Note 8, the Company uses its SEJ royalty receipts to service the monthly principal and interest payments on its yen loans. This arrangement provides an economic hedge for the Company against fluctuations in the Japanese yen to U.S. dollar exchange rate. As a result of this hedge, the 1988 and 1998 yen loans and related interest expense and payable have been recorded in the Company's consolidated financial statements utilizing the Japanese yen to U.S. dollar exchange rates in effect at the date of the borrowings (125.35 for the 1988 Yen Loan and 129.53 for the 1998 Yen Loan). Additionally, the SEJ royalty has been recorded at the 125.35 exchange rate as it has been utilized to service the 1988 Yen Loan.

Although SFAS No. 133 nullified the hedge accounting treatment the Company was applying to the SEJ royalty and yen loans, the Company's economic hedge against changes in the Japanese yen to U.S. dollar exchange rate remains in place. Upon adoption of SFAS No. 133, the Company converted the yen loans, related interest payable and the SEJ royalty receivable to reflect the Japanese yen to U.S. dollar exchange rate quoted for January 1, 2001 (114.35 yen to one U.S. dollar). As a result, the Company's transitional adjustment increased the yen loans, related interest payable and SEJ royalty receivable by $16.1 million, with the offsetting reduction of $9.8 million (net of deferred taxes of $6.3 million) to Accumulated Other Comprehensive Earnings. The transitional adjustment to Accumulated Other Comprehensive Earnings will be amortized into earnings over the remaining term of the yen loans. Prospectively, the Company will adjust the balance of the yen loans at each reporting date to reflect the current Japanese yen to U.S. dollar exchange rate, and the resultant foreign currency exchange gain or loss will be recognized in earnings. In addition, the Company will record the SEJ royalty and interest expense on the yen loans at the average Japanese yen to U.S. dollar exchange rate for the respective period.

11.     LEASES

             LEASES - Certain property and equipment used in the Company's business is leased. Generally, real estate leases are for primary terms from 14 to 20 years with options to renew for additional periods, and equipment leases are for terms from one to ten years. The leases do not contain restrictions that have a material effect on the Company's operations.

     In 1999, the Company entered into a lease facility that provides up to $100 million of off-balance-sheet financing to be used for the construction of new stores. A trust (the lessor), funded primarily by a group of senior lenders, will acquire land and undertake construction projects with the Company acting as the construction agent. During the construction period following the lease commencement date, interim rent will be added to the amount funded for land and construction. Rental payments begin immediately following the end of the construction period. Rental payments are based on interest incurred by the trust on amounts funded under the facility; such interest is based on LIBOR plus 2.075%. As of December 31, 2000, the trust had funded $73.0 million from this facility. The lease has a maximum lease term of 66 months. In January 2001, the Company entered into an additional lease facility that will provide up to $100 million of off-balance-sheet financing with essentially the same terms and covenants as the facility entered into in 1999. Rental payments are based on interest incurred by the trust on amounts funded under the facility; such interest is based on LIBOR plus 1.13%. As of January 31, 2001, the trust had not drawn from this facility. The facility is to be used for the construction of new stores.

     Under either agreement, after the initial lease term has expired, the Company has the option of (a) extending the lease for an additional period subject to the approval of the trust, (b) purchasing the property for an amount approximating the trust's interest in the property, or (c) to vacate the property, arranging for the sale to a third party and pay the trust the net proceeds from the sale (such payment not to exceed the trust's interest in the property with any excess being returned to the Company). Payment of any deficiency of the sale proceeds from approximately 84% of aggregate cost is guaranteed by the Company. The lease, which is accounted for as an operating lease, contains financial and operating covenants similar to those under the Company's Credit Agreement (see Note 8).

     In 1999 and 2000, the Company entered into sale-leaseback agreements whereby land, buildings and associated real and personal property improvements were sold and leased back by the Company. The Company received net proceeds of $57.3 million and $71.9 million on the sale of 30 and 33 stores, respectively. The gains on the sale of the properties of approximately $10 million and $12 million, respectively, were deferred and will be recognized on a straight-line basis over the initial term of the leases.

     Under the terms of the agreements, the Company will make rental payments over terms ranging from 16 to 18 years. At the expiration of the initial lease term, the Company will have the option of renewing the lease for up to six renewal terms of up to five years per renewal term at predetermined increases. The leases do not contain purchase options or guaranteed residual values; however, the Company does have the right of first refusal after the first five years of the initial lease term with respect to any offers to purchase the properties which the lessor receives. The leases are being accounted for as operating leases.

          The Company is party to a $115 million master lease facility used primarily for electronic point-of-sale equipment and software associated with the Company's retail information system. As of December 31, 1999, the Company had received all of the available funding under the lease.

          Individual leases under this master lease facility have base terms that will expire at various times during the period September 30, 2002 through September 30, 2004, at which time the Company has an option to cancel all leases under this facility by purchasing the equipment or arranging its sale to a third party. The Company has an option to renew the leases semiannually until five years after the beginning of the individual leases. At each semiannual renewal date, the Company has the option to purchase the equipment and end the lease. Individual leases may be extended beyond five years through an extended rental agreement.

          The composition of capital leases reflected as property and equipment in the Consolidated Balance Sheets is as follows:

                                                                      December 31
                                                              --------------------------
                                                                  1999           2000
                                                                  ----           -----
                                                                  (Dollars in Thousands)

              Buildings                                       $  164,487      $  181,062
              Equipment                                            6,843           4,958
              Software                                            40,813          40,813
                                                              -----------     -----------
                                                                 212,143         226,833
              Accumulated amortization                           (77,503)        (82,362)
                                                              -----------     -----------
                                                              $  134,640      $  144,471
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

          Future minimum lease payments for years ending December 31 are as follows:


                                                             Capital       Operating
                                                              Leases        Leases
                                                           ----------    -----------
                                                             (Dollars in Thousands)

         2001                                              $  35,962    $   167,689
         2002                                                 30,513        151,118
         2003                                                 22,616        131,023
         2004                                                 22,134        105,147
         2005                                                 21,362         79,255
         Thereafter                                          145,496        510,552
                                                           ----------     ----------
         Future minimum lease payments                       278,083    $ 1,144,784
                                                                         ===========
         Estimated executory costs                               (16)
         Amount representing imputed interest               (116,448)
                                                           ----------
         Present value of future minimum lease payments    $ 161,619
                                                           ==========

          Minimum noncancelable sublease rental income to be received in the future, which is not included above as an offset to future payments, totals $9.8 million for capital leases and $10.4 million for operating leases.

          Rent expense on operating leases for the years ended December 31, 1998, 1999 and 2000, totaled $143.5 million, $164.6 million and $195.8 million, respectively, including contingent rent expense of $10.4 million, $11.5 million and $12.4 million, but reduced by sublease rent income of $5.9 million, $4.9 million and $3.8 million. Contingent rent expense on capital leases for the years ended December 31, 1998, 1999 and 2000, was $1.8 million, $1.5 million and $1.6 million, respectively. Contingent rent expense is generally based on sales levels or changes in the Consumer Price Index.

          LEASES WITH THE SAVINGS AND PROFIT SHARING PLAN - At December 31, 2000, the 7-Eleven, Inc. Employees' Savings and Profit Sharing Plan ("Savings and Profit Sharing Plan") owned one store leased to the Company under a capital lease and 548 stores leased to the Company under operating leases at rentals which, in the opinion of management, approximated market rates at the inception date of each lease. In addition, in 1998, 1999 and 2000, there were 99, 28 and 24 leases, respectively, that either expired or, as a result of properties that were sold by the Savings and Profit Sharing Plan to third parties, were canceled or assigned to the new owner. Also, the Company exercised its right of first refusal and five, four and 19 properties were sold to the Company by the Savings and Profit Sharing Plan in 1998, 1999 and 2000, respectively, for an aggregate purchase price of $2.8 million, $1.2 million and $9.2 million in the respective years.

          Included in the consolidated financial statements are the following amounts related to leases with the Savings and Profit Sharing Plan:


                                                                   December 31
                                                           ------------------------
                                                               1999          2000
                                                               ----          ----
                                                            (Dollars in Thousands)

         Buildings (net of accumulated amortization
           of $39 and $42)                               $     40      $     37
                                                         ===========   ============
         Capital lease obligations (net of current
           portion of $44 and $51)                       $     34      $     24
                                                         ===========   ============


                                                           Years Ended December 31
                                                        ---------------------------
                                                          1998      1999      2000
                                                          ----      ----      ----
                                                          (Dollars in Thousands)

         Rent expense under operating leases and
            amortization of capital lease assets        $19,987   $18,166   $18,299
                                                        =======   =======   =======
         Imputed interest expense on capital
            lease obligations                           $    59   $     5   $     4
                                                        =======   =======   =======
         Capital lease principal payments included
           in principal payments under long-term
           debt agreements                              $   594   $     3   $     4
                                                        =======   =======   =======


12.     BENEFIT PLANS

             PROFIT SHARING PLANS - The Company maintains the Savings and Profit Sharing Plan for its U.S. employees and the 7-Eleven Canada, Inc. Pension Plan for its Canadian employees. These plans provide retirement benefits to eligible employees.

     Contributions to the Savings and Profit Sharing Plan, a 401(k) defined contribution plan, are made by both the participants and 7-Eleven. 7-Eleven contributes the greater of approximately 10% of its net earnings, as defined, or an amount determined by the Company. The contribution by the Company is generally allocated to the participants on the basis of their individual contribution and years of participation in the Savings and Profit Sharing Plan. The provisions of the 7-Eleven Canada, Inc. Pension Plan are similar to those of the Savings and Profit Sharing Plan. Total contributions to these plans for the years ended December 31, 1998, 1999 and 2000 were $13.4 million, $13.6 million and $16.0 million, respectively, and are included in OSG&A.

     POSTRETIREMENT BENEFITS - The Company's group insurance plan (the "Insurance Plan") provides postretirement medical and dental benefits for all retirees that meet certain criteria. Such criteria include continuous participation in the Insurance Plan ranging from 10 to 15 years depending on hire date, and the sum of age plus years of continuous service equal to at least 70. The Company contributes toward the cost of the Insurance Plan a fixed dollar amount per retiree based on age and number of dependents covered , as adjusted for actual claims experience. All other future costs and cost increases will be paid by the retirees. The Company continues to fund its cost on a cash basis; therefore, no plan assets have been accumulated.

          The Company amortizes cumulative unrecognized gains and losses in excess of 10% of the accumulated postretirement benefit obligation ("APBO") over the average remaining service period of the plan's participants. In 2000, the Company changed this method of amortization such that, if cumulative unrecognized gains or losses at the beginning of a period exceed 40% of APBO, the entire unrecognized gain or loss will be amortized over a three-year period beginning in the subsequent year. The Company believes this new method of amortization results in a more accurate reflection of its postretirement benefit obligation by providing for more immediate recognition of gains and losses. Because the 40% threshold was first exceeded at the beginning of 2000, the accelerated amortization method will not be applied until 2001. This change in accounting principle had no impact on the Company's 2000 results of operations and would have had no impact on prior years' results of operations had it been adopted in an earlier period.

     The following information on the Company's Insurance Plan is provided:


                                                                        December 31
                                                                   -----------------------
                                                                     1999          2000
                                                                     ----          ----
                                                                    (Dollars in Thousands)

         CHANGE IN BENEFIT OBLIGATION:
            Net benefit obligation at beginning of year            $  22,914    $  19,830
            Service cost                                                 658          559
            Interest cost                                              1,541        1,530
            Plan participants' contributions                           2,479        3,232
            Actuarial gain                                            (3,020)        (287)
            Gross benefits paid                                       (4,742)      (4,686)
                                                                   ----------    ---------
            Net benefit obligation at end of year                  $  19,830    $  20,178
                                                                   ==========    =========
         CHANGE IN PLAN ASSETS:
            Fair value of plan assets at beginning of year         $    -       $     -
            Employer contributions                                     2,263        1,454
            Plan participants' contributions                           2,479        3,232
            Gross benefits paid                                       (4,742)      (4,686)
                                                                   ---------     ---------
            Fair value of plan assets at end of year               $    -        $    -
                                                                   =========     =========

         Funded status at end of year                              $ (19,830)   $ (20,178)
         Unrecognized net actuarial gain                              (8,892)      (8,488)
                                                                   ----------    ----------
         Accrued benefit costs                                     $ (28,722)   $ (28,666)
                                                                   ==========    ==========



                                                            Years Ended December 31
                                                         --------------------------------
                                                           1998        1999        2000
                                                           ----        ----        ----
                                                              (Dollars in Thousands)
       COMPONENTS OF NET PERIODIC BENEFIT COST:
          Service cost                                  $   536       $   658    $   559
          Interest cost                                   1,523         1,541      1,530
          Amortization of actuarial gain                   (560)         (398)      (691)
                                                        --------      --------   --------
          Net periodic benefit cost                     $ 1,499       $ 1,801    $ 1,398
                                                        ========      ========   ========

       WEIGHTED-AVERAGE ASSUMPTIONS USED:
          Discount rate                                   6.75%         7.75%      7.75%
          Health care cost trend on covered charges:
            1999 trend                                    8.00%          N/A        N/A
            2000 trend                                    7.00%         7.00%       N/A
            2001 trend                                    6.00%         6.00%     12.00%
            Ultimate trend                                6.00%         6.00%      6.00%
            Ultimate trend reached in                     2001          2001       2006


     There is no effect of a one-percentage-point increase or decrease in assumed health care cost trend rates on either the total service and interest cost components or the postretirement benefit obligation for the years ended December 31, 1998, 1999 and 2000, as the Company contributes a fixed dollar amount.

     STOCK INCENTIVE PLAN - The 1995 Stock Incentive Plan (the "Stock Incentive Plan") provides for the granting of stock options, stock appreciation rights, performance shares, restricted stock, restricted stock units, bonus stock and other forms of stock-based awards and authorizes the issuance of up to 8.2 million shares over a ten-year period to certain key employees and officers of the Company. All options granted in 1998, 1999 and 2000 were granted at an exercise price that was equal to the fair market value on the date of grant. The options granted vest in five equal installments beginning one year after grant date with possible acceleration thereafter based on certain improvements in the price of the Company's common stock. Vested options are exercisable within ten years of the date granted.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the options granted: for each year presented, expected life of five years and no dividend yields, combined with risk-free interest rates of 4.50%, 6.19% and 6.72% in 1998, 1999 and 2000, respectively, and expected volatility of 61.76%, 62.95% and 67.76% in 1998, 1999 and 2000, respectively.

     A summary of the status of the Stock Incentive Plan as of December 31, 1998, 1999 and 2000, and changes during the years ending on those dates, is presented below:


                                                1998                        1999                       2000
                                 -------------------------   -------------------------   ------------------------
                                       Shares   Weighted-Average   Shares   Weighted-Average   Shares   Weighted-Average
Fixed Options                          (000's)   Exercise Price    (000's)   Exercise Price    (000's)   Exercise Price
--------------------------------      --------  ----------------   -------  ----------------   -------  ----------------
Outstanding at beginning of year       2,100      $ 14.45          2,686     $ 13.22           3,094       $ 12.13
Granted                                  672         9.53            773        9.38           2,063         18.97
Exercised                                -            -              -           -               (19)        13.52
Forfeited                                (86)       14.35           (365)      14.36            (247)        13.27
                                      --------                    -------                     -------
Outstanding at end of year             2,686        13.22          3,094       12.13            4,891        14.95
                                      =======                     =======                      =======
Options exercisable at year-end          809        15.04          1,129       14.21            1,845        13.99
Weighted-average fair value of
  options granted during the year    $  5.37                     $  5.53                      $ 11.77




               Options Outstanding                                       Options Exercisable
   ------------------------------------------------------------     ----------------------------
                      Options        Weighted-                        Options
                    Outstanding       Average        Weighted-       Exercisable    Weighted-
     Range of        at 12/31/00     Remaining         Average      at 12/31/00       Average
   Exercise Prices     (000's)   Contractual Life  Exercise Price      (000's)   Exercise Price
  ----------------  -----------  ----------------  --------------   ------------  --------------
    $ 9.38-$ 9.53       1,311         8.21           $  9.45              397         $  9.47
     12.35- 13.38         518         6.84             12.36              310           12.35
     15.00- 15.94       1,080         5.23             15.45              972           15.50
     19.00- 19.06       1,982         8.95             19.00              166           19.00
                     -----------                                     -----------
      9.38- 19.06       4,891         7.71             14.95            1,845           13.99
                     ===========                                     ===========


          The Company is accounting for the Stock Incentive Plan for employees under the provisions of APB No. 25 and, accordingly, no compensation cost has been recognized. If compensation cost had been determined based on the fair value at the grant date for awards under this plan consistent with the method prescribed by SFAS No. 123, the Company's net earnings and earnings per share for the years ended December 31, 1998, 1999 and 2000, would have been reduced to the pro forma amounts indicated in the table below:


                                                 1998        1999        2000
                                               ---------   --------   ----------
                                                   (Dollars in Thousands,
                                                    Except Per-Share Data)

         Net earnings:
            As reported                        $ 74,048    $ 83,113   $ 108,292
            Pro forma                            72,017      80,819     103,653

         Earnings per common share:
            As reported:
               Basic                           $   .90     $  1.01    $  1.08
               Diluted                             .83         .91        .98
            Pro forma:
               Basic                           $   .88     $   .99    $  1.04
               Diluted                             .81         .89        .94

13.  COMMITMENTS AND CONTINGENCIES

          MCLANE COMPANY, INC. - The Company has a ten-year service agreement with McLane Company, Inc. ("McLane") under which McLane is making its distribution services available to 7-Eleven stores in the United States. The agreement expires in November 2002. Upon signing the service agreement, the Company received a $9.5 million transitional payment that is being amortized to cost of goods sold over the life of the agreement. If the Company does not fulfill its obligation to McLane during this time period, the Company must reimburse McLane on a pro-rata basis for a portion of the transitional payment. The Company has exceeded the minimum annual purchases each year and expects to exceed the minimum required purchase levels in future years.

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

     ENVIRONMENTAL - In December 1988, the Company closed its chemical manufacturing facility in New Jersey. The Company is required to conduct environmental remediation at the facility, including groundwater monitoring and treatment for a projected 15-year period, which commenced in 1998. The Company has recorded undiscounted liabilities representing its best estimates of the remaining clean-up costs of $7.3 million and $6.3 million at December 31, 1999 and 2000, respectively. Of this amount, $4.4 million and $4.0 million, respectively, are included in deferred credits and other liabilities and the remainder in accrued expenses and other liabilities for the respective years.

     In 1991, the Company and the former owner of the facility entered into a settlement agreement pursuant to which the former owner agreed to pay a substantial portion of the clean-up costs. Based on the terms of the settlement agreement and the financial resources of the former owner, the Company has recorded receivable amounts of $4.3 million and $3.8 million at December 31, 1999 and 2000, respectively. Of this amount, $2.5 million and $2.4 million, respectively, are included in other assets and the remainder is included in accounts receivable.

     Additionally, the Company accrues for the anticipated future costs and the related probable state reimbursement amounts for remediation activities at its existing and previously operated gasoline store sites where releases of regulated substances have been detected. At December 31, 1999 and 2000, respectively, the Company's estimated undiscounted liability for these sites was $33.4 million and $27.3 million, of which $16.3 million and $10.7 million are included in deferred credits and other liabilities and the remainder is included in accrued expenses and other liabilities. These estimates are based on the Company's prior experience with gasoline sites and its consideration of such factors as the age of the tanks, location of tank sites and experience with contractors who perform environmental assessment and remediation work. The Company anticipates that substantially all of the future remediation costs for detected releases at these sites as of December 31, 2000, will be incurred within the next four or five years.

     Under state reimbursement programs, the Company is eligible to receive reimbursement for a portion of future remediation costs, as well as a portion of remediation costs previously paid. Accordingly, at December 31, 1999 and 2000, the Company has recorded net receivable amounts of $52.8 million and $50.3 million for the estimated probable state reimbursements, of which $42.5 million and $43.0 million, respectively, are included in other assets and the remainder in accounts receivable. The net receivable amount was increased in 1999 by approximately $14 million as a result of legislative changes in California, which have expanded and extended that state's reimbursement program. In assessing the probability of state reimbursements, the Company takes into consideration each state's fund balance, revenue sources, existing claim backlog, status of clean-up activity and claim ranking systems. As a result of these assessments, the recorded receivable amounts in other assets are net of allowances of $8.1 million and $7.7 million for 1999 and 2000, respectively.

     While there is no assurance of the timing of the receipt of state reimbursement funds, based on the Company's experience, the Company expects to receive the majority of state reimbursement funds, except from California, within one to three years after payment of eligible remediation expenses, assuming that the state administrative procedures for processing such reimbursements have been fully developed. The Company estimates that it will receive reimbursement of most of its identified remediation expenses in California, although it may take one to ten years to receive those reimbursement funds. As a result of the timing in receiving reimbursement funds from the various states, the portion of the recorded receivable amounts related to remedial activities which have already been completed has been discounted at approximately 6.4% in 1999 and 5.1% in 2000 to reflect present values. Thus, the 1999 and 2000 recorded receivable amounts are net of present value discounts of $15.0 million and $11.4 million, respectively.

     The estimated future remediation expenditures and related state reimbursement amounts could change within the near future as governmental requirements and state reimbursement programs continue to be implemented or revised.

14.     EQUITY TRANSACTIONS

      On March 16, 2000, the Company issued 22,736,842 shares of common stock at $23.75 per share to IYG Holding Company in a private placement transaction, which increased their ownership in the Company to 72.7%. The net proceeds of $539.4 million were used to repay the outstanding balance on the Company's bank term loan of $112.5 million and to reduce the Company's revolving credit facility by approximately $250 million and commercial paper facility by approximately $177 million (see Note 8).

     In addition to the private placement, the Company's shareholders approved a reverse stock split of one share of common for five shares of common, which was effective May 1, 2000. Accordingly, all references to share or per-share data in the accompanying consolidated financial statements and related notes reflect the reverse stock split.

15.     PREFERRED STOCK AND STOCK PLANS

     PREFERRED STOCK - The Company has 5 million shares of preferred stock authorized for issuance. Any preferred stock issued will have such rights, powers and preferences as determined by the Company's Board of Directors.

     STOCK PURCHASE PLANS - In 1999, the Company adopted noncompensatory stock purchase plans that allow qualified employees and franchisees to acquire shares of the Company's common stock at market value on the open market. The Company is responsible for the payment of all administrative fees for establishing and maintaining the stock purchase plans as well as the payment of all brokerage commissions for the purchase of shares by the plans' independent administrator.

     STOCK COMPENSATION PLAN FOR NON-EMPLOYEE DIRECTORS - In 1998, the Company established the Stock Compensation Plan for Non-Employee Directors under which up to an aggregate of 240,000 shares of the Company's common stock is authorized to be issued to its non-employee directors. Eligible directors may elect to receive all, none or a portion of their directors' fees in shares of the Company's common stock. During 1999 and 2000, 15,204 and 12,785 shares, respectively, were issued under the plan.

16.     INCOME TAXES

          The components of earnings before income tax expense and extraordinary gain are as follows:


                                                     Years Ended December 31
                                             ------------------------------------
                                                1998         1999         2000
                                             -------     ---------      --------
                                                    (Dollars in Thousands)
         Domestic (including royalties of
           $68,329, $72,947 and $77,119
           from area license agreements
           in foreign countries)            $  78,719     $ 115,588     $ 142,890
         Foreign                                3,894        11,751        10,829
                                            ---------     ---------     ---------
                                            $  82,613     $ 127,339     $ 153,719
                                             ==========     ==========    ==========

     The provision for income tax expense on earnings before extraordinary gain in the accompanying Consolidated Statements of Earnings consists of the following:


                                                   Years Ended December 31
                                                -------------------------------
                                                  1998       1999      2000
                                                --------   --------   ---------
                                                     (Dollars in Thousands)
         Current:
             Federal                            $  1,146   $    429  $     520
             Foreign                              10,753     13,361     13,364
             State                                   800      2,250      4,800
                                                --------   --------   ---------
                     Subtotal                     12,699     16,040     18,684
         Deferred                                 19,190     32,476     28,507
                                                --------   ---------  ---------
         Income tax expense on earnings
             before extraordinary gain          $ 31,889   $ 48,516   $ 47,191
                                                ========   =========  =========

     Included in the accompanying Consolidated Statements of Shareholders' Equity (Deficit) at December 31, 1998, 1999 and 2000, respectively, are $10.5 million, $7.1 million and $4.6 million of deferred income taxes provided on unrealized gains on marketable securities.

     Reconciliations of income tax expense on earnings before extraordinary gain at the federal statutory rate to the Company's actual income tax expense provided are as follows:


                                                        Years Ended December 31
                                                   --------------------------------
                                                     1998       1999        2000
                                                   --------   --------    ---------
                                                         (Dollars in Thousands)
         Tax expense at federal statutory rate     $ 28,915   $ 44,569    $ 53,802
         Federal income tax settlement                 -           -       (12,490)
         State income tax expense, net of
            federal income tax benefit                  520      1,463       3,120
         Foreign tax rate difference                    263        728        (176)
         Other                                        2,191      1,756       2,935
                                                   ---------  ---------   ---------
                                                   $ 31,889   $ 48,516    $ 47,191
                                                   =========  =========   =========

Significant components of the Company's deferred tax assets and liabilities are as follows:



                                                              December 31
                                                       ------------------------
                                                          1999          2000
                                                       ----------    ----------
                                                        (Dollars in Thousands)
         Deferred tax assets:
            Compensation and benefits                  $  33,962     $  30,797
            SFAS No. 15 Interest                          29,747        22,541
            Accrued insurance                             29,237        27,047
            Accrued liabilities                           25,863        26,585
            Tax credit carryforwards                       5,722         6,468
            Debt issuance costs                            4,718         3,660
            Other                                          6,178         7,798
                                                       ----------     ---------
               Subtotal                                  135,427       124,896

         Deferred tax liabilities:
            Property and equipment                       (86,937)     (112,957)
            Area license agreements                      (55,754)      (48,402)
            Other                                        (11,695)       (9,102)
                                                       ----------    - --------
               Subtotal                                 (154,386)     (170,461)
                                                       ----------    ----------
         Net deferred tax liability                    $ (18,959)    $ (45,565)
                                                       ==========    ==========

          At December 31, 1999 and 2000, respectively, $69.2 million and $95.9 million of the Company's net deferred tax liability is recorded in deferred credits and other liabilities. The remaining balance is included in other current assets (see Note 4). At December 31, 2000, the Company had approximately $6.5 million of alternative minimum tax credit carryforwards, which have no expiration date.

17.     EARNINGS PER COMMON SHARE

     Computations for basic and diluted earnings per share are presented below:

                                                                           Years Ended December 31
                                                                        -----------------------------
                                                                         1998       1999        2000
                                                                        ------     -------    -------
                                                                           (In Thousands, Except
                                                                              Per-Share Data)
        BASIC:
          Earnings before extraordinary gain                         $ 50,724   $ 78,823   $ 106,528
          Earnings on extraordinary gain                               23,324      4,290       1,764
                                                                     ---------  --------  ----------
          Net earnings                                               $ 74,048   $ 83,113   $ 108,292
                                                                      =======   ========   =========

          Weighted-average common shares outstanding                   81,985     81,994    100,039
                                                                     ========   ========   =========

          Earnings per common share before extraordinary gain        $    .62   $    .96   $   1.06
          Earnings per common share on extraordinary gain                 .28        .05        .02
                                                                     --------   --------    --------
          Net earnings per common share                              $    .90   $   1.01   $   1.08
                                                                     ========   ========   =========

        DILUTED:
          Earnings before extraordinary gain                         $ 50,724   $ 78,823   $ 106,528
          Add interest on convertible quarterly income debt
            securities, net of tax - see Note 9                        10,316     10,761      10,579
                                                                     --------   --------   ---------
          Earnings before extraordinary gain plus
            assumed conversions                                        61,040     89,584     117,107
          Earnings on extraordinary gain                               23,324      4,290       1,764
                                                                     ---------  ---------- ----------
          Net earnings plus assumed conversions                      $ 84,364   $ 93,874   $ 118,871
                                                                     ========   =========  ==========

          Weighted-average common shares outstanding (Basic)           81,985     81,994    100,039
          Add effects of assumed conversions:
            Stock options - see Note 12                                    24         42        476
            Convertible quarterly income debt securities -
               see Note 9                                              19,918     20,924     20,924
                                                                      --------   --------   --------
          Weighted-average common shares outstanding plus
              shares from assumed conversions (Diluted)               101,927    102,960    121,439
                                                                      ========   ========   ========

          Earnings per common share before extraordinary gain        $    .60    $   .87   $    .97
          Earnings per common share on extraordinary gain                 .23        .04        .01
                                                                     --------   --------   ---------
          Net earnings per common share                              $    .83    $   .91   $    .98
                                                                     ========   ========   =========


18.    ACQUISITIONS

     In 1998, the Company purchased 100% of the common stock of Christy's Market, Inc., a Massachusetts company that operated 135 convenience stores in
the New England area.   The Company also purchased, in 1998, the assets of 20
'red D mart' convenience stores in the South Bend, Indiana, area from MDK Corporation of Goshen, Indiana.

     These acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired businesses have been included in the accompanying consolidated financial statements from their dates of acquisition.

     The following information is provided as supplemental cash flow disclosure for the acquisitions of businesses and stores as reported in the Consolidated Statements of Cash Flows for the year ended December 31, 1998 (dollars in thousands):

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
                                                    ==========


19.     QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for 1999 and 2000 is as follows:


        YEAR ENDED DECEMBER 31, 1999:
        ----------------------------
                                           First    Second   Third   Fourth
                                          Quarter  Quarter  Quarter  Quarter   Year
                                          -------  -------  -------  -------  ------
                                         (Dollars in Millions, Except Per-Share Data)
         Merchandise sales                $1,362   $1,585   $1,695   $1,574   $6,216
         Gasoline sales                      408      504      548      576    2,036
                                          ------   ------   ------   ------   ------
         Net sales                         1,770    2,089    2,243    2,150    8,252
                                          ------   ------   ------   ------   ------

         Merchandise gross profit            452      553      596      541    2,142
         Gasoline gross profit                54       60       53       57      224
                                          ------   ------   ------   ------   ------
         Gross profit                        506      613      649      598    2,366
                                          ------   ------   ------   ------   ------

         Income tax expense                    1       19       25        4       49
         Earnings before
           extraordinary gain                  2       29       38       10       79
         Net earnings                          6       29       38       10       83
         Earnings per common share
           before extraordinary gain:
            Basic                            .03      .35      .46      .13      .96
            Diluted                          .03      .30      .39      .13      .87



          The first quarter includes an extraordinary gain of $4.3 million resulting from the partial purchases of the 5% Debentures and the
       4 1/2% Debentures (see Note 8). The third and fourth quarters include income of approximately $10 million and $4 million, respectively, which resulted from environmental legislative changes in California (see Note 13). The fourth quarter includes a termination benefit accrual of $4.7 million (see Note 7).


        YEAR ENDED DECEMBER 31, 2000:
        ----------------------------
                                           First    Second   Third   Fourth
                                          Quarter  Quarter  Quarter  Quarter   Year
                                          -------  -------  -------  -------  ------
                                         (Dollars in Millions, Except Per-Share Data)
         Merchandise sales                $1,509   $1,722   $1,794   $1,607   $6,632
         Gasoline sales                      604      707      718      685    2,714
                                          ------   ------   ------   ------   ------
         Net sales                         2,113    2,429    2,512    2,292    9,346
                                          ------   ------   ------   ------   ------

         Merchandise gross profit            515      608      624      558    2,305
         Gasoline gross profit                51       68       63       57      239
                                          ------   ------   ------   ------   ------
         Gross profit                        566      676      687      615    2,544
                                          ------   ------   ------   ------   ------

         Income tax expense                  (11)      24       27        7       47
         Earnings before
           extraordinary gain                 15       38       41       13      107
         Net earnings                         15       38       41       14      108
         Earnings per common share
           before extraordinary gain:
            Basic                            .17      .37      .39      .12     1.06
            Diluted                          .16      .32      .35      .12      .97


          The first quarter includes an income tax benefit of $12.5 million, which resulted from the settlement of certain outstanding tax issues relating to audits of the Company's federal income tax returns for the 1992 through 1995 tax years (see Note 16). The fourth quarter includes an extraordinary gain of $1.8 million resulting from a partial redemption of the Cityplace Term Loan (see Note 8).

                     Report of Independent Accountants



To the Board of Directors and Shareholders of 7-Eleven, Inc.:

We have audited the accompanying consolidated balance sheets of 7-Eleven, Inc. and Subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of earnings, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 7-Eleven, Inc. and Subsidiaries as of December 31, 1999 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                     PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
February 1, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     We have included the information required in response to this Item in our Definitive Proxy Statement for our April 25, 2001, Annual Meeting of Shareholders.


ITEM 11.     EXECUTIVE COMPENSATION

     We have included the information required in response to this Item in our Definitive Proxy Statement for our April 25, 2001, Annual Meeting of Shareholders.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

     We have included the information required in response to this Item in our Definitive Proxy Statement for our April 25, 2001, Annual Meeting of Shareholders.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have included the information required in response to this Item in our Definitive Proxy Statement for our April 25, 2001, Annual Meeting of Shareholders.

                                       PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     The following documents are filed as a part of this report:

1. 7-Eleven, Inc. and Subsidiaries' Financial Statements for the three years in the period ended December 31, 2000 are included in this report:

                                                                                                  PAGE
Consolidated Balance Sheets - December 31,1999 and 2000                                            33
Consolidated Statements of Earnings - Years Ended December 31, 1998, 1999 and 2000                 34
Consolidated Statements of Shareholders' Equity (Deficit) - Years Ended
December 31, 1998, 1999 and 2000                                                                                    35
Consolidated Statements of Cash Flows - Years Ended December 31, 1998, 1999 and 2000               36
Notes to Consolidated Financial Statements                                                         37
Report of Independent Accountants - PricewaterhouseCoopers LLP                                     65


2.    7-Eleven, Inc. and Subsidiaries' Financial Statement
       Schedule, included in this report.

                                                                                                  PAGE
Report of Independent Accountants on Financial Statement Schedule - PricewaterhouseCoopers LLP     72

II - Valuation and Qualifying Accounts                                                             73


All other schedules have been omitted because they are not applicable, are not required, or the required information is shown in the financial statements or the notes to the financial statements.

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

3.(2)      Articles of Amendment to the Second Restated Articles
of Incorporation, as filed with the Secretary of State of Texas, to effect a one-for-five reverse split of the common stock of 7-Eleven, Inc., incorporated by reference to file No. 0-16626, 7-Eleven, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000,
Exhibit 3.

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

4. INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES (SEE EXHIBITS
(3).(1) AND (3).(2), ABOVE).

4.(i)(1)     Specimen Certificate for Common Stock,
$.0001 par value.*                                                  Tab 1

4.(i)(5)      Subscription Agreement dated March 1, 2000, between IYG Holding
Company, 7-Eleven, Inc., Ito-Yokado Co., Ltd. and Seven-Eleven Co., Ltd, incorporated by reference to 7-Eleven, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 4.(i)(5).

4.(i)(6)     Agreement as to Shares dated March 16, 2000, between 7-Eleven,
Inc., Ito-Yokado Co., Ltd. And Seven-Eleven Co., Ltd., incorporated by reference to 7-Eleven, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 4.(i)(6).

4.(i)(7)     Registration Rights Agreement dated March 16, 2000, between IYG
Holding Company, 7-Eleven, Inc., Ito-Yokado Co., Ltd. And Seven-Eleven Co., Ltd. incorporated by reference to 7-Eleven, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 4.(i)(7).

4.(ii)(1)     Indenture, including Debenture, with Chase Manhattan Trust, N.A.
, as successor trustee, providing for 5% First Priority Senior Subordinated Debentures due December 15, 2003, incorporated by reference to The Southland Corporation's Annual Report on Form 10-K for the year ended December 31, 1990 , Exhibit 4.(ii)(2).

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

10.     MATERIAL CONTRACTS.

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

10.(i)(6)     Credit and Reimbursement Agreement by and between Cityplace
Center East Corporation, an indirect wholly owned subsidiary of Southland, and The Sanwa Bank Limited, Dallas Agency, dated February 15, 1987, relating to $290 million of 7 7/8% Notes due February 15, 1995, issued by Cityplace Center East Corporation (to which Southland is not a party and which is non-recourse to Southland), incorporated by reference to The Southland Corporation's Annual Report on Form 10-K for the year ended December 31, 1996 , Exhibit 10.(i)(6).

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

10.(iii)(A)(1)     7-Eleven, Inc. Executive Protection Plan
Summary, as amended effective September 1, 2000                   Tab 2

10.(iii)(A)(4)     Letter Agreement dated March 7, 2000, between Clark
Matthews II and 7-Eleven, Inc., incorporated by reference to 7-Eleven, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 10.
(iii)(A)(4).

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

10.(iii)(A)(11)     Form of Award Agreement granting options to purchase
Common Stock, dated October 8, 1999, under the 1995 Stock Incentive Plan, incorporated by reference to 7-Eleven, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 10.(iii)(A)(11).

10.(iii)(A)(11)     Form of Award Agreement granting options to
purchase Common Stock, dated May 23, 2000, under the 1995 Stock
Incentive Plan.*                                                       Tab 3

10.(iii)(A)(12)     7-Eleven, Inc. Stock Compensation Plan for Non-Employee
Directors and Election Form, effective October 1, 1998, incorporated by reference to The Southland Corporation's Form S-8 Registration Statement, Reg. No. 333-68491, Exhibit 4.(i)(4).

10.(iii)(A)(13)     Consultant's Agreement between The Southland Corporation
and Timothy N. Ashida, incorporated by reference to The Southland Corporation 's Annual Report on Form 10-K for the year ended December 31, 1991, Exhibit 10.(iii)(A)(10).

10.(iii)(A)(14) First Amendment to Consultant's Agreement between The Southland Corporation and Timothy N. Ashida, effective as of May 1, 1995, incorporated by reference to The Southland Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.(iii)(A)(9).

11.     STATEMENT RE COMPUTATION OF PER-SHARE EARNINGS.
Not Required

18.     LETTER ON CHANGE IN ACCOUNTING PRINCIPLES.*                    Tab 4
Preferability letter dated February 1, 2001, from
PricewaterhouseCoopers LLP

21.     OUR SUBSIDIARIES AS OF MARCH 2001.*                            Tab 5

23.     CONSENTS OF EXPERTS AND COUNSEL.*                              Tab 6
Consent of Independent Accountants  PricewaterhouseCoopers LLP.

27.     FINANCIAL DATA SCHEDULE.
FILED ELECTRONICALLY ONLY; NOT ATTACHED TO PRINTED REPORTS.
--------------------------
*Filed or furnished with this report



(b)     Reports on Form 8-K.
     During the fourth quarter of 2000, the Company filed no reports on Form
8-K.

(c) The exhibits required by Item 601 of Regulation S-K are attached to this report or specifically incorporated by reference.

(d)(3) The financial statement schedule for 7-Eleven, Inc. and Subsidiaries is included in this report, as follows:

          Schedule II - 7-Eleven, Inc. and Subsidiaries                  Page
                        Valuation and Qualifying Accounts
                        (for the Years Ended December 31, 1998, 1999
                        and 2000).                                         73

           Report of Independent Accountants on
               Financial Statement Schedule



To the Board of Directors and Shareholders of 7-Eleven, Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 1, 2001, appearing on page 65 of this Form 10-K, also included an audit of the financial statement schedule listed in the index on page 67 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


                      PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
February 1, 2001



                                                                                                SCHEDULE II


                                            7-ELEVEN, INC. AND SUBSIDIARIES
                                           VALUATION AND QUALIFYING ACCOUNTS

                                     YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                               (DOLLARS IN THOUSANDS)

                                                                    Additions
                                                              -----------------------
                                                  Balance at  Charged to   Charged to                    Balance at
                                                  beginning   costs and      other                         end
                                                  of period    expenses     accounts     Deductions (1)  of period
                                                  ---------   ----------- -----------    --------------  ----------
Allowance for doubtful accounts:

 Year ended December 31, 1998.................... $  6,796    $  3,148    $     -        $ (1,177)        $ 8,767

 Year ended December 31, 1999...................     8,767       3,531          -          (6,054) (2)      6,244

 Year ended December 31, 2000....................    6,244       3,910          -          (3,213)          6,941

Allowance for environmental cost reimbursements:

 Year ended December 31, 1998....................    9,704         288          -              -            9,992

 Year ended December 31, 1999....................    9,992      (1,877) (3)     -              -            8,115

 Year ended December 31, 2000....................    8,115        (383)         -              -            7,732



(1)  Uncollectible accounts written off, net of recoveries.

(2)  Approximately $5 million of doubtful accounts receivable for franchisee deficits were determined to be uncollectible.

(3)  Approximately $1.8 million of disputed environmental cost reimbursements with the state of Texas were settled and collected.



                               SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          7-ELEVEN, INC.
                         (Registrant)

March 12, 2001            /s/ James W. Keyes
                          ------------------------------------
                          James W. Keyes
                          (President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                            TITLE                                     DATE
/s/ Masatoshi Ito
---------------------
Masatoshi Ito                      Chairman of the Board and Director                March 12, 2001


/s/ Toshifumi Suzuki
---------------------
Toshifumi Suzuki                   Vice Chairman of the Board and Director           March 12, 2001


/s/ Clark J. Matthews, II
---------------------
Clark J. Matthews, II              Co-Vice Chairman of the Board and Director        March 12, 2001


/s/ James W. Keyes
---------------------
James W. Keyes                     President and Chief Executive Officer
                                   and Director                                      March 12, 2001


/s/ Donald E. Thomas
---------------------
Donald E. Thomas                   Vice President, Chief Accounting Officer
                                   and Controller (Principal Accounting
                                   Officer and Acting Principal Financial Officer)   March 12, 2001


/s/ Yoshitami Arai
--------------------
Yoshitami Arai                     Director                                          March 12, 2001


/s/ Masaaki Asakura
--------------------
Masaaki Asakura                    Senior Vice President and Director                March 12, 2001


/s/ Timothy N. Ashida
---------------------
Timothy N. Ashida                  Director                                          March 12, 2001


/s/ Jay W. Chai
-------------------
Jay W. Chai                        Director                                          March 12, 2001


/s/ Gary J. Fernandes
----------------------
Gary J. Fernandes                  Director                                          March 12, 2001


/s/ Masaaki Kamata
---------------------
Masaaki Kamata                     Director                                          March 12, 2001


/s/ Kazuo Otsuka
--------------------
Kazuo Otsuka                       Director                                          March 12, 2001


/s/ Nobutake Sato
---------------------
Nobutake Sato                      Director                                          March 12, 2001

                                            74