Form 10-Q
period 2001-03-31
7 ELEVEN INC
filed 2001-05-03
CIK 92344

                         FORM 10-Q


              SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549
                      ----------------

(MARK ONE)

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2001

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

            APPLICABLE ONLY TO CORPORATE ISSUERS:

  104,795,957 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of March 31, 2001.

                              7-ELEVEN, INC.
                                  INDEX


                                                                PAGE
                                                                 NO.
                                                                ----

Part I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

         Condensed Consolidated Balance Sheets -
           December 31, 2000 and March 31, 2001                    1

         Condensed Consolidated Statements of Earnings -
           Three Months Ended March 31,2000 and 2001               2

         Condensed Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 2000 and 2001              3

         Notes to Condensed Consolidated Financial Statements      4

         Report of Independent Accountants                         7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                     8

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK                                            14

Part II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                        15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                         15

SIGNATURES                                                        16


Exhibit (10) - Credit Agreement, dated as of January 25, 2001, among 7-Eleven, Inc., the financial institutions party thereto as Senior Lenders, Citibank, N.A., as Administrative Agent,
The Sakura Bank, Limited, New York Branch, as Co-Agent and
Salomon Smith Barney, Inc., as Sole Lead Arranger and
Sole Book Manager                                              Tab 1*

Exhibit (15) - Letter re Unaudited Interim Financial
Information                                                    Tab 2



*  Submitted with filing; not attached hereto.





                                    (i)

                             7-ELEVEN, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                      (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)



                                                              DECEMBER 31,       MARCH 31,
                                                                  2000              2001
                                                              -------------    -------------
                                                                                (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                  $    133,178     $     94,454
   Accounts receivable                                             187,510          163,032
   Inventories                                                     106,869          104,701
   Other current assets                                            112,795          145,212
                                                              -------------    -------------
       Total current assets                                        540,352          507,399
Property and equipment                                           1,926,795        1,934,081
Other assets                                                       275,141          267,367
                                                              -------------    -------------
       Total assets                                           $  2,742,288     $  2,708,847
                                                              =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                     $    231,384     $    226,342
   Accrued expenses and other liabilities                          445,769          397,241
   Commercial paper                                                   -              49,412
   Long-term debt due within one year                               76,156           63,195
                                                              -------------    -------------
       Total current liabilities                                   753,309          736,190
Deferred credits and other liabilities                             265,551          258,106
Long-term debt                                                   1,261,322        1,267,605
Convertible quarterly income debt securities                       380,000          380,000
Commitments and contingencies
Shareholders' equity:
   Preferred stock, $.01 par value                                      -                -
   Common stock, $.0001 par value                                       10               10
   Additional capital                                            1,166,225        1,166,489
   Accumulated deficit                                          (1,086,604)      (1,094,114)
   Accumulated other comprehensive earnings (loss)                   2,475           (5,439)
                                                              -------------    -------------
       Total shareholders' equity                                   82,106           66,946
                                                              -------------    -------------
       Total liabilities and shareholders' equity             $  2,742,288     $  2,708,847
                                                              =============    =============




              See notes to condensed consolidated financial statements.

                                          1

                                 7-ELEVEN, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                          (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                         (UNAUDITED)

                                                                 THREE MONTHS
                                                                ENDED MARCH 31
                                                         -----------------------------
                                                              2000             2001
                                                          -------------   ------------
REVENUES:
  Merchandise sales (including $143,417
       and $146,542 in excise taxes)                      $  1,509,289   $  1,558,667
  Gasoline sales (including $157,091
       and $174,104 in excise taxes)                           603,282        669,154
                                                          -------------  -------------
       Net sales                                             2,112,571      2,227,821
  Other income                                                  24,773         27,344
                                                          -------------  -------------
       Total revenues                                        2,137,344      2,255,165

COSTS AND EXPENSES:
  Merchandise cost of goods sold                               994,498      1,033,569
  Gasoline cost of goods sold                                  551,634        617,281
                                                          ------------   -------------
       Total cost of goods sold                              1,546,132      1,650,850
  Franchisee gross profit expense                              146,752        154,402
  Operating, selling, general and administrative expenses      413,691        428,933
  Interest expense, net                                         26,892         17,149
                                                          -------------  -------------
       Total costs and expenses                              2,133,467      2,251,334
                                                          -------------  -------------

EARNINGS BEFORE INCOME TAX (BENEFIT) EXPENSE                     3,877          3,831
INCOME TAX (BENEFIT) EXPENSE                                   (10,959)         1,494
                                                          -------------  -------------
EARNINGS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE          14,836          2,337

CUMULATIVE EFFECT OF ACCOUNTING CHANGE (net of tax
       benefit of $6,295)                                          -           (9,847)
                                                          -------------   ------------
NET EARNINGS (LOSS)                                       $     14,836   $     (7,510)
                                                          =============   ============
NET EARNINGS (LOSS) PER COMMON SHARE:
  BASIC
     Earnings before cumulative effect of
         accounting change                                $        .17   $        .02
     Cumulative effect of accounting change                          -           (.09)
                                                          -------------   ------------
     Net earnings (loss)                                  $        .17   $       (.07)
                                                          =============   ============
  DILUTED
     Earnings before cumulative effect of
         accounting change                                $        .16   $        .02
     Cumulative effect of accounting change                          -           (.09)
                                                          -------------   -------------
     Net earnings (loss)                                  $        .16   $       (.07)
                                                          =============   =============






              See notes to condensed consolidated financial statements.


                                                2



<Page

                                        7-ELEVEN, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (DOLLARS IN THOUSANDS)

                                                    (UNAUDITED)
                                                                                      THREE MONTHS ENDED
                                                                                          MARCH 31
                                                                                ------------------------------
                                                                                     2000            2001
                                                                                -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss)                                                         $     14,836     $     (7,510)
    Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
        Cumulative effect of accounting change                                          -               9,847
        Depreciation and amortization of property and equipment                       51,469           59,360
        Other amortization                                                             4,998            5,017
        Deferred income taxes                                                        (15,335)          (2,331)
        Noncash interest expense                                                         558              741
        Foreign currency net conversion gain                                            (148)         (11,216)
        Other noncash income                                                            (963)          (1,997)
        Net (gain) loss on property and equipment                                        (52)             379
        (Increase) decrease in accounts receivable                                    (5,022)          24,441
        Decrease in inventories                                                       22,136            2,168
        Increase in other assets                                                      (7,255)         (35,052)
        Decrease in trade accounts payable and other liabilities                     (42,420)         (42,371)
                                                                                -------------    -------------
                  Net cash provided by operating activities                           22,802            1,476
                                                                                -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for purchase of property and equipment                                  (71,975)         (68,315)
    Proceeds from sale of property and equipment                                      72,908            2,395
    Proceeds from sale of domestic securities                                            996            2,000
    Other                                                                               (660)             252
                                                                                -------------    -------------
                  Net cash provided by (used in) investing activities                  1,269          (63,668)
                                                                                -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from commercial paper and revolving credit facilities                   792,843        1,119,671
    Payments under commercial paper and revolving credit facilities               (1,209,009)      (1,066,034)
    Principal payments under long-term debt agreements                              (131,210)         (19,581)
    Increase (decrease) in outstanding checks in excess of cash in bank                6,568          (10,224)
    Net proceeds from issuance of common stock                                       539,720              223
    Other                                                                                -               (587)
                                                                                -------------    -------------
                  Net cash (used in) provided by financing activities                 (1,088)          23,468
                                                                                -------------    -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  22,983          (38,724)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        76,859          133,178
                                                                                -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $     99,842     $     94,454
                                                                                =============    =============

RELATED DISCLOSURES FOR CASH FLOW REPORTING:
    Interest paid, excluding SFAS No.15 Interest                                $    (32,088)    $    (19,160)
                                                                                =============    =============
    Net income taxes (paid) refunded                                            $     (4,713)    $      9,067
                                                                                =============    =============
    Assets obtained by entering into capital leases                             $     14,514     $      5,462
                                                                                =============    =============


                                  See notes to condensed consolidated financial statements.

               7-ELEVEN, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                Three Months Ended March 31, 2001

                       (UNAUDITED)



1.   BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of March
31, 2001, and the condensed consolidated statements of earnings and cash flows for the three-month periods ended
March 31, 2000 and 2001, have been prepared by 7-Eleven, Inc. (the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position at March 31, 2001, and the results of operations and cash flows for all periods presented have been made. Certain prior-period amounts have been reclassified to conform to current-period presentation.
The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

     The reported results include approximately 5,700 convenience stores that are operated or franchised in the United States and Canada by the Company along with royalty income from worldwide 7-Eleven area licensees. Sales and cost of goods sold of stores operated by franchisees are consolidated with the results of Company-operated stores in the condensed consolidated statements of earnings. Gross profit from franchise stores is split between the Company and its franchisees pursuant to the terms of franchise agreements.

     The condensed consolidated balance sheet as of December 31, 2000, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended
December 31, 2000, include accounting policies and additional information pertinent to an understanding of both the December 31, 2000, balance sheet and the interim financial statements. The information has not changed except as a result of normal transactions in the three months ended March 31, 2001, and as discussed in the following notes.


2.   ADOPTION OF NEW ACCOUNTING STANDARD

The Company adopted the provisions of SFAS No. 133,
"Accounting for Derivative Instruments and Hedging
Activities," ("SFAS No. 133") as of January 1, 2001. The new standard changes the accounting for the Company's interest rate swap and nullifies the hedge accounting treatment for its yen-denominated debt and royalty.

Under SFAS No. 133, the Company's $250 million interest rate swap is being treated as a cash flow hedge of the Company's interest rate exposure in connection with its commercial paper program. The transitional adjustment as of January 1, 2001, was not material. Fair value is used to account for this derivative going forward. The Company adjusted the carrying value of the interest rate swap to fair value at March 31, 2001, which was a liability of $7.9 million. The Company recorded a charge of $200,000 to interest expense related to the effectiveness of the interest rate swap at March 31, 2001.

The Company uses its royalty receipts from Seven-
Eleven Japan Co., Ltd. ("SEJ") to service the monthly principal and interest payments on its yen loans. This arrangement provides an "economic" hedge for the Company against fluctuations in the Japanese yen to U.S. dollar exchange rate. As a result of this hedge, the 1988 and 1998 yen loans and related interest expense and payable, prior to the adoption of SFAS No. 133, were recorded in the Company's consolidated financial statements utilizing the Japanese yen to U.S. dollar exchange rates in effect at the date of the borrowings (125.35 for the 1988 yen loan and 129.53 for the 1998 yen loan). Additionally, the SEJ royalty, prior to the adoption of SFAS No. 133, was recorded at the 125.35 exchange rate as it has been utilized to service the 1988 yen loan.

Although SFAS No. 133 nullified the hedge accounting treatment the Company had been using for the SEJ royalty and yen loans, the Company's "economic" hedge against changes in the Japanese yen to U.S. dollar exchange rate remains in place. Upon adoption of SFAS No. 133, the Company converted the yen loans, related interest payable and the SEJ royalty receivable to reflect the Japanese yen to U.S. dollar exchange rate quoted for January 1, 2001
(114.35 yen to one U.S. dollar). As a result, the Company's transitional adjustment increased the yen loans, related interest payable and SEJ royalty receivable by $16.1 million, with an offsetting charge of $9.8 million
(net of $6.3 million of taxes) to Cumulative Effect of Accounting Change.

The cumulative effect charge differs from the Company's disclosure in its December 31, 2000 Form 10-K.
Subsequent to the filing of the Company's December 31, 2000
Form 10-K, the Financial Accounting Standards Board issued a tentative conclusion that the transitional adjustment for this type of transaction should be recorded in earnings as a cumulative effect of accounting change. The Company anticipates that final guidance will be issued in the second quarter of 2001.

During the first quarter, the Company recorded in Operating, Selling, General and Administrative Expense an
$11.2 million net conversion gain primarily as a result of adjusting the balance of the yen loans to reflect the Japanese yen to U.S. dollar exchange rate quoted for March
31, 2001 (126.21 yen to one U.S. dollar). The Company has recorded the SEJ royalty income and interest expense on the yen loans at the monthly average Japanese yen to U.S.
dollar exchange rate.

3.   COMPREHENSIVE EARNINGS

     The components of comprehensive earnings (loss) of the Company for the periods presented are as follows (in thousands):


                                                                      Three Months
                                                                     Ended March 31
                                                               ---------------------------
                                                                    2000          2001
                                                               ------------  -------------
Net earnings (loss)                                             $   14,836    $   (7,510)
Other comprehensive earnings (loss):
    Unrealized gains (losses) on equity securities
        (net of $1,369 and ($319) deferred taxes)                   (2,142)          499
    Reclassification adjustments for gains included
        in net earnings (net of $785 and $782 deferred taxes)       (1,228)       (1,224)
    Unrealized net loss related to interest rate swap
        (net of $2,984 deferred tax)                                   -          (2,870)
    Foreign currency translation adjustments                          (238)       (4,319)
                                                               ------------  -------------
        Other comprehensive earnings (loss)                         (3,608)       (7,914)
                                                               ------------  -------------
Total comprehensive earnings (loss)                             $   11,228	    $  (15,424)
                                                               ============  =============

4.   EARNINGS PER SHARE

Computations for basic and diluted earnings (loss) per share are presented below (in thousands, except per-share data):

                                                                        Three Months
                                                                       Ended March 31
                                                               ----------------------------
                                                                    2000           2001
                                                               -------------   ------------
BASIC:
Earnings before cumulative effect of accounting change         $    14,836     $    2,337
Cumulative effect of accounting change                                 -           (9,847)
                                                               -------------   ------------
Net earnings (loss)                                            $    14,836     $   (7,510)
                                                               =============   ============
Weighted-average common shares outstanding                          85,758        104,788
                                                               =============   ============

Earnings per common share before cumulative effect
     of accounting change                                      $     .17       $     .02
Loss per common share on cumulative effect of
     accounting change                                                -             (.09)
                                                               ------------    ------------
Net earnings (loss) per common share                           $     .17       $    (.07)
                                                               ============    ============

DILUTED:
Earnings before cumulative effect of accounting change         $    14,836     $    2,337
Add interest on convertible quarterly income debt
     securities, net of tax  (A)                                     2,629            -
                                                               -------------   ------------
Earnings before cumulative effect of accounting change
     plus assumed conversions                                       17,465          2,337
Cumulative effect of accounting change                                 -           (9,847)
                                                               -------------  -------------
Net earnings (loss) plus assumed conversions                   $    17,465     $   (7,510)
                                                               =============  =============

Weighted-average common shares outstanding (Basic)                  85,758        104,788
Add effects of assumed conversions:
     Stock options                                                     582             84
     Convertible quarterly income debt securities  (A)              20,924            -
                                                               -------------  -------------
Weighted-average common shares outstanding plus shares
     from assumed conversions (Diluted)                            107,264        104,872
                                                               =============  =============

Earnings per common share before cumulative effect of
     accounting change                                         $     .16       $     .02
Loss per common share on cumulative effect of
     accounting change                                                -             (.09)
                                                               -------------  -------------
Net earnings (loss) per common share                           $     .16       $    (.07)
                                                               =============  =============



(A) The convertible quarterly income debt securities, which are convertible into 20,924,069 common shares, are not assumed converted into shares of common stock for the three months ended March 31, 2001, as they have an antidilutive effect on earnings before cumulative effect of accounting change.

              REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of 7-Eleven, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of 7-Eleven, Inc. and Subsidiaries as of March 31, 2001, and the related condensed consolidated statements of earnings and cash flows for each of the three-month periods ended March 31, 2000 and 2001. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of earnings, shareholders' equity (deficit), and cash flows for the year then ended (not presented herein); and in our report dated
February 1, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



               PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
April 24, 2001

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

GENERAL

     7-Eleven is the world's largest operator, franchisor and licensor of convenience stores and the largest convenience retailer in North America. Over the last several years we have refined our business strategy to take advantage of our scale, retailer initiative and infrastructure.

     Our revenue principally consists of merchandise and gasoline sales and to a lesser extent royalty income from licensees. Our primary expenses consist of cost of goods sold, operating expenses, interest expense and taxes. The following discussion and analysis provides information that management believes to be relevant to understanding 7-
Eleven's financial condition and results of operations.


COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 TO THREE
MONTHS ENDED MARCH 31, 2000

     EXCEPT WHERE NOTED, ALL PER STORE NUMBERS REFER TO AN
AVERAGE OF ALL STORES RATHER THAN ONLY STORES OPEN MORE
THAN ONE YEAR.

     NET SALES

     Merchandise sales for the three months ended March 31, 2001 were $1,558.7 million, an increase of $49.4 million, or 3.3%, from $1,509.3 million for the three months ended
March 31, 2000. We attribute this increase primarily to U.S. same-store merchandise sales growth of 2.3% and our operating an average of 64 additional stores. Same-store sales growth was 3.5%, after taking into consideration the extra day in 2000 related to leap year. Wholesale cigarette cost increases, which were reflected in higher retail prices, accounted for less than one percentage point of the increase in U.S. same-store merchandise sales.
Categories having the largest impact on merchandise sales growth were cigarettes, prepaid cards, non-carbonated beverages and beer/wine. Category growth was fueled by new items and improved merchandising of product through assortment. These category increases were partially offset by decreases in sales of frozen beverages, due in part to cooler temperatures in the first quarter of 2001, compared to 2000, combined with lower sales of novelty cards.

     Gasoline sales for the three months ended March 31, 2001 were $669.2 million, an increase of $65.9 million, or 10.9%, from $603.3 million for the three months ended March 31, 2000. We attribute this increase primarily to a combination of per store gallon growth of 3.8%, an average of 83 additional stores that sell gasoline and retail price inflation of 2.8%. The average retail price of gasoline was $1.48 per gallon during the quarter, a $0.04 increase over the comparable quarter. The increase in average gallons sold per store was primarily the result of adding new stores, which tend to sell higher volumes of gasoline. We sold
450.8 million gallons in the three months ended March 31, 2001, an increase of 31.8 million gallons, or 7.6%, from
419.0 million gallons for the same period in 2000. We believe the high price of gasoline continues to adversely affect the increase in gallons sold, as evidenced by a decline in demand in the U.S. in 2000 for the first time in two decades.

     GROSS PROFIT

     Merchandise gross profit for the three months ended
March 31, 2001 was $525.1 million, an increase of $10.3 million, or 2.0%, from $514.8 million for the three months ended March 31, 2000. This equates to merchandise gross profit growth of 0.9% per store. We attribute this increase primarily to higher U.S. same-store merchandise sales and operating more stores.

     Merchandise gross profit margin decreased to 33.69% for the three months ended March 31, 2001 from 34.11% for the same period in 2000. We attribute the decline in overall margin primarily to product mix; sales increases derived more from lower margin products than higher margin items, in particular lower sales of cold beverages.

     Gasoline gross profit for the three months ended March
31, 2001 was $51.9 million, an increase of $0.3 million, from $51.6 million for the three months ended March 31, 2000. Gasoline gross profit improved during the quarter due to a combination of increased gallons sold and our operating an average of 83 more stores that sell gasoline.
Gasoline margin was unfavorably impacted during the first quarter of 2001 by a cycle of prolonged high and increasing costs, with retail prices moving upward at a slower rate, combined with reduced sales of higher-margin grades of gasoline. Gasoline margin was 11.51 cents per gallon for the three months ended March 31, 2001, compared to 12.33 cents per gallon during the same period in 2000. As a result of these factors, gasoline gross profit per store decreased 3.1% for the three months ended March 31, 2001 as compared to the same period in 2000.

     FRANCHISEE GROSS PROFIT EXPENSE

     We report all sales and gross profit from domestic franchised stores in our consolidated results and record as an expense a percentage of the gross profits generated by those same franchised stores. Franchisee gross profit expense for the three months ended March 31, 2001 was $154.4 million, an increase of $7.6 million, or 5.2%, from $146.8 million for the three months ended March 31, 2000. We attribute the increase primarily to an increase in the number of stores operated by franchisees and higher per store gross profits at franchised stores.

     OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
("OSG&A")

     OSG&A for the three months ended March 31, 2001 was $428.9 million, an increase of $15.2 million, or 3.7%, from $413.7 million for the three months ended March 31, 2000. The increase in OSG&A costs was primarily due to costs associated with operating an average of 64 more stores, combined with higher utility costs of $7.6 million, mostly due to increased rates in California. These incremental costs were partially offset by net conversion gains of $11.2 million, related to our yen-denominated debt and foreign operations (see OTHER ISSUES - Adoption of New Accounting Standard). The ratio of OSG&A to net sales decreased to 19.3% for the three months ended March 31, 2001 from 19.6% for the three months ended March 31, 2000.

     INTEREST EXPENSE, NET

     Net interest expense for the three months ended March 31, 2001 was $17.1 million, a decrease of $9.7 million, or 36.2%, from $26.9 million for the three months ended March 31, 2000. This decrease was primarily due to the repayment of borrowings with proceeds from our sale of common stock to IYG Holding Company on March 16, 2000. We expect net interest expense for the remainder of the year to decrease slightly, compared to 2000, based on anticipated levels of debt and interest rate projections.

     In accordance with Statement of Financial Accounting
Standards No. 15, we do not recognize interest expense on our debentures in our statement of earnings. We recorded these debentures at an amount equal to the future undiscounted cash payments, both principal and interest.
Accordingly, we charge the cash interest payments against the recorded amount of the debentures and not as interest expense.

     INCOME TAX EXPENSE

     Income tax expense for the three months ended March 31, 2001 was $1.5 million, compared to a tax benefit of $11.0 million for the three months ended March 31, 2000. We attribute this increase primarily to a non-recurring benefit of $12.5 million recorded in the three months ended March 31, 2000, which resulted from a settlement with the Internal Revenue Service related to audits of our federal income taxes for the 1992 through 1995 tax years. Excluding the income tax credit, our effective tax rate was 39.0% for the three months ended March 31, 2001 compared to 39.5% for the same period in 2000.

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     On January 1, 2001 we adopted "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"), which resulted in a one-time charge of $9.8 million, net of taxes, related to a cumulative effect of accounting change (see OTHER ISSUES - Adoption of New Accounting Standard).

     NET EARNINGS (LOSS)

     Net loss for the three months ended March 31, 2001 was $7.5 million ($0.07 per diluted share), a decrease of $22.3 million, from net earnings of $14.8 million ($0.16 per diluted share) for the three months ended March 31, 2000. Net earnings before the cumulative effect of accounting change were $2.3 million ($0.02 per diluted share) for the three months ended March 31, 2001, while net earnings for the three months ended March 31, 2000 were $2.3 million ($0.03 per diluted share), excluding the non-recurring tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

     We obtain the majority of our working capital from three sources:
     *    cash flows generated from our operating activities;
     * a $650 million commercial paper facility, guaranteed by Ito-Yokado Co., Ltd.; and
     * seasonal borrowings of up to $200 million under our revolving credit facility.

     We believe that operating activities, coupled with available working capital facilities, will provide sufficient liquidity to fund operating and capital expenditure programs, as well as to service debt requirements. The outstanding balance at March 31, 2001 for commercial paper was $449.4 million, with no amounts outstanding under the revolver. We expect capital expenditures for 2001, excluding lease commitments, to be in excess of $300 million, which includes capital associated with opening or acquiring 150-200 new stores.

     On January 25, 2001, we entered into a new unsecured bank credit agreement, refinancing the old credit agreement, which was scheduled to mature on February 27, 2002, with a new $200 million revolving credit facility.
The new revolving credit facility contains a sub-limit of $150 million for letters of credit. As of March 31, 2001, outstanding letters of credit issued pursuant to the credit agreement totaled $64.0 million.

     On January 25, 2001, we entered into a new lease facility that will provide up to $100 million of off-balance-sheet financing to be used for the construction of new stores. Funding under this facility is available through January 2003, with a final maturity of the leases in July 2006.

     On March 16, 2000, IYG Holding Company purchased
22,736,842 newly issued shares of our common stock for $540.0 million, or $23.75 per share, in a private placement transaction. We used the net proceeds from this transaction to repay the outstanding balance on our bank term loan, to repay the outstanding balance of our bank revolver and to reduce indebtedness under our commercial paper facility resulting in an upgrade of our rating.


     CASH FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was $1.5 million for the three months ended March 31, 2001 compared to $22.8 million for the three months ended March
31, 2000, a decrease of $21.3 million. We attribute this decrease primarily to changes in certain balance sheet amounts.

     CASH FROM INVESTING ACTIVITIES

     Net cash used in investing activities was $63.7 million for the three months ended March 31, 2001, compared net cash provided of $1.3 million for the three months ended March 31, 2000. Payments for capital expenditures were $68.3 million for the three months ended
March 31, 2001 compared to $72.0 million for the same period in 2000. In addition, we received $71.9 million of net proceeds from a sale-leaseback transaction during the three months ended March 31, 2000.

     Capital expenditures for each of the periods were used for new store development, continued enhancements to our retail information system, new equipment to support merchandising initiatives, maintaining, remodeling and upgrading store and gasoline facilities' image and equipment and compliance with environmental regulations.

     CASH FROM FINANCING ACTIVITIES

     Net cash provided by financing activities was $23.5 million for the three months ended March 31, 2001, compared to net cash used in financing activities of $1.1 million for the three months ended March 31, 2000.

     Net borrowings under commercial paper and revolving credit facilities totaled $53.6 million for the three months ended March 31, 2001, compared to net repayments of $416.2 million for the same period in 2000. Net long-term debt repayments for the three months ended March 31, 2001 were $19.6 million compared to $131.2 million for the same period in 2000. Cash from financing activities for the three months ended March 31, 2000 also included $539.7 million in net proceeds from issuance of common stock that we used to pay down debt.


OTHER ISSUES

     ENVIRONMENTAL

     In December 1988, we closed our chemical manufacturing facility in New Jersey. We are required to conduct environmental remediation at the facility, including groundwater monitoring and treatment for a projected 15-year period, which commenced in 1998. We have recorded undiscounted liabilities, representing our best estimates of the clean-up costs, of $6.2 million at March 31, 2001.
In 1991, we entered into a settlement agreement with the former owner of the facility pursuant to which the former owner agreed to pay a substantial portion of the clean-up costs. Based on the terms of the settlement agreement and the financial resources of the former owner, we have recorded a receivable of $3.6 million at March 31, 2001.

     Additionally, we accrue for the anticipated future costs and the related probable state reimbursement amounts for remediation activities at our existing and previously operated gasoline sites where releases of regulated substances have been detected. At March 31, 2001, our estimated undiscounted liability for these sites was $25.2 million. This estimate is based on our prior experience with gasoline sites and contractors who perform environmental assessment and remediation work as well as other factors such as the age of the tanks and the location of tank sites. We anticipate that substantially all of the future remediation costs for detected releases of regulated substances at those remediation sites of which we are aware, as of March 31, 2001, will be incurred within the next four to five years.

     Under state reimbursement programs, we are eligible to receive reimbursement for a portion of future remediation costs, as well as a portion of remediation costs previously paid. Accordingly, at March 31, 2001, we had recorded a net receivable of $49.9 million based on the estimated state reimbursements. In assessing the probability of state reimbursements, we take into consideration each state's fund balance, revenue sources, existing claim backlog, status of clean-up activity and claim ranking systems. As a result of these assessments, the recorded receivable amount is net of an allowance of $7.6 million.

     While there can be no assurance of the timing of the receipt of state reimbursement funds, based on our experience we expect to receive the majority of state reimbursement funds, except from California, within one to three years after our payment of eligible remediation expenses. This time period assumes that the state administrative procedures for processing such reimbursements have been fully developed. We estimate that we will receive State of California reimbursement funds within one to ten years after our payment of eligible remediation expenses. As a result of the timing for reimbursements, we have present-valued the portion of the recorded receivable amount that relates to remediation activities that have already been completed at a discount rate of approximately 4.3%. Thus, the recorded receivable amount is also net of a discount of $11.2 million.

     The estimated future assessment and remediation expenditures and related state reimbursement amounts could change in the future as governmental requirements and state reimbursement programs continue to be implemented or revised.

     LITIGATION

     We are a defendant in two legal actions, which are referred to as the 7-Eleven Owners for Fair Franchising and the Valente cases, filed by franchisees in 1993 and 1996, respectively. A nationwide settlement was negotiated in 1997, and, in connection with the settlement, these two cases were combined on behalf of a class of all persons who franchised 7-Eleven convenience stores from us in the United States at any time between January 1, 1987 and July 31, 1997. A total of 98.5% of the class members have approved the settlement, and the court presiding over the settlement process gave its final approval of the settlement on April 24, 1998. The settlement provides that class members who are former franchisees will share in a settlement fund, that we will make certain changes to the franchise agreements of class members who are current franchisees and that we will pay certain attorney fees. Our accruals are sufficient to cover the total settlement costs, including payments due to former franchisees when the settlement becomes effective. Certain parties filed appeals challenging the settlement. In April 2001, the California Supreme Court rejected those appeals and the settlement will become effective during the second quarter of 2001.

ADOPTION OF NEW ACCOUNTING STANDARD

     As of January 1, 2001 we adopted the provisions of SFAS
No. 133, which changes the accounting for our interest rate swap and nullifies the hedge treatment of our yen-denominated debt and royalty.

     Under SFAS No. 133, the $250 million interest rate swap is being treated as a cash flow hedge of the interest rate exposure in connection with our commercial paper program.
The transitional adjustment as of January 1, 2001 was not material. Fair value is used to account for this derivative going forward. We adjusted the carrying value of the interest rate swap to fair value at March 31, 2001, which was a liability of $7.9 million. We also recorded a charge of $200,000 to interest expense related to the effectiveness of the interest rate swap at March 31, 2001.

     We use the royalty receipts from Seven-Eleven Japan Co., Ltd. ("SEJ") to service the monthly principal and interest payments on our yen loans. This arrangement provides an "economic" hedge against fluctuations in the Japanese yen to U.S. dollar exchange rate. As a result of this hedge, the 1988 and 1998 yen loans and related interest expense and payable, prior to the adoption of SFAS No. 133, were recorded in the consolidated financial statements utilizing the Japanese yen to U.S. dollar exchange rates in effect at the date of the borrowings (125.35 for the 1988 yen loan and 129.53 for the 1998 yen loan). Additionally, the SEJ royalty, prior to the adoption of SFAS No. 133, was recorded at the 125.35 exchange rate as it has been utilized to service the 1988 yen loan.

     Although SFAS No. 133 nullified the hedge accounting treatment we were applying to the SEJ royalty and yen loans, our "economic" hedge against changes in the Japanese yen to U.S. dollar exchange rate remains in place. Upon adoption of SFAS No. 133, we converted the yen loans, related interest payable and the SEJ royalty receivable to reflect the Japanese yen to U.S. dollar exchange rate quoted for January 1, 2001 (114.35 yen to one U.S. dollar). As a result, the transitional adjustment increased the yen loans, related interest payable and SEJ royalty receivable by $16.1 million, with an offsetting charge of $9.8 million (net of $6.3 million of taxes) to Cumulative Effect of Accounting Change.

     The cumulative effect charge differs from our disclosure in the December 31, 2000 Form 10-K. Subsequent to filing our December 31, 2000 Form 10-K, the Financial Accounting Standards Board issued a tentative conclusion that the transitional adjustment for this type of transaction should be recorded in earnings as a cumulative effect of accounting change. We anticipate that final guidance will be issued in the second quarter of 2001.

     During the first quarter, we recorded in Operating, Selling, General and Administrative Expense an $11.2 million net conversion gain, primarily as a result of adjusting the balance of the yen loans to reflect the Japanese yen to U.S. dollar exchange rate quoted for March 31, 2001 (126.21 yen to one U.S. dollar). We have recorded the SEJ royalty income and interest expense on the yen loans at the monthly average Japanese yen to U.S. dollar exchange rate.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK.

          See "Management's Discussion and Analysis," above.

PART II.

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     There are no reportable suits or proceedings pending or threatened against the Company, other than as previously reported.

     For an update on a matter we have previously reported, the 7-Eleven Owners for Fair Franchising case, we hereby incorporate by reference the discussion contained on page 13 of this report (Management's Discussion and Analysis of Financial Condition and Results of Operation - Other Issues
- Litigation).


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)   Exhibits:

           1. Exhibit (10) - Credit Agreement, dated as of January 25, 2001, among 7-Eleven, Inc., the financial institutions party thereto as Senior Lenders, Citibank, N.A., as Administrative Agent, The Sakura Bank, Limited, New York Branch, as Co-Agent and Salomon Smith Barney, Inc., as Sole Lead Arranger and Sole Book Manager.

           2.   Exhibit (15) - Letter re Unaudited Interim
Financial Information.  Letter of PricewaterhouseCoopers LLP

     (b)   8-K Reports:

During the first quarter of 2001, the Company filed no reports on Form 8-K.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    7-ELEVEN, INC.
                                                     (Registrant)




Date:  May 3, 2001                     /s/  James W. Keyes
                                       ---------------------------
-
                                      (Officer)
                                      James W. Keyes
                                      President and Chief
                                         Executive Officer

Date:  May 3, 2001                    /s/  Donald E. Thomas
                                       ---------------------------
-
                                      (Principal Accounting Officer)
                                      Donald E. Thomas
                                      Vice President, Chief Accounting
                                         Officer and Controller