Form 10-Q
period 2001-06-30
7 ELEVEN INC
filed 2001-08-03
CIK 92344

                            FORM 10-Q


                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                           ----------------

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

104,801,546 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of June 30, 2001.

                          7-ELEVEN, INC.
                               INDEX


                                                                    PAGE
                                                                     NO.
                                                                    ----

Part I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

         Condensed Consolidated Balance Sheets -
           December 31, 2000 and June 30, 2001                        1

         Condensed Consolidated Statements of Earnings -
           Three Months and Six Months Ended June 30, 2000 and 2001   2

         Condensed Consolidated Statements of Cash Flows -
           Six Months Ended June 30, 2000 and 2001                    3

         Notes to Condensed Consolidated Financial Statements         4

         Report of Independent Accountants                            8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                  9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK  19

Part II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                           19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            20

SIGNATURES                                                           21

Exhibit (15)- Letter re Unaudited Interim Financial Information   Tab 1







                                  (i)

                                7-ELEVEN, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                          (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)



                                                              DECEMBER 31,        JUNE 30,
                                                                  2000              2001
                                                              -------------    -------------
                                                                                (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                  $    133,178     $     87,878
   Accounts receivable                                             187,510          215,774
   Inventories                                                     106,869          108,891
   Other current assets                                            112,795          131,414
                                                              -------------    -------------
       Total current assets                                        540,352          543,957
Property and equipment                                           1,926,795        1,956,794
Other assets                                                       275,141          262,168
                                                              -------------    -------------
       Total assets                                           $  2,742,288     $  2,762,919
                                                              =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                     $    231,384     $    247,761
   Accrued expenses and other liabilities                          445,769          403,319
   Commercial paper                                                    -             50,936
   Long-term debt due within one year                               76,156           72,830
                                                              -------------    -------------
       Total current liabilities                                   753,309          774,846
Deferred credits and other liabilities                             265,551          271,419
Long-term debt                                                   1,261,322        1,233,586
Convertible quarterly income debt securities                       380,000          380,000
Commitments and contingencies
Shareholders' equity:
   Preferred stock, $.01 par value                                     -                -
   Common stock, $.0001 par value                                       10               10
   Additional capital                                            1,166,225        1,166,530
   Accumulated deficit                                          (1,086,604)      (1,061,313)
   Accumulated other comprehensive earnings (loss)                   2,475           (2,159)
                                                              -------------    -------------
       Total shareholders' equity                                   82,106          103,068
                                                              -------------    -------------
       Total liabilities and shareholders' equity             $  2,742,288     $  2,762,919
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

                                           7-ELEVEN, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                    (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                (UNAUDITED)

                                                                THREE MONTHS                  SIX MONTHS
                                                                ENDED JUNE 30                 ENDED JUNE 30
                                                        ----------------------------   ---------------------------
                                                             2000           2001           2000          2001
                                                        -------------  -------------   ------------  -------------
REVENUES:
  Merchandise sales (including $153,710, $159,864,
     $297,128 and $306,406 in excise taxes)             $  1,721,920   $  1,822,498    $  3,231,209   $  3,381,165
  Gasoline sales (including $171,695, $183,449,
     $328,786 and $357,553 in excise taxes)                  707,436        781,010       1,310,718      1,450,164
                                                        -------------  -------------   ------------   ------------
       Net sales                                           2,429,356      2,603,508       4,541,927      4,831,329
  Other income                                                27,272         29,532          52,045         56,876
                                                        -------------  -------------   ------------   ------------
       Total revenues                                      2,456,628      2,633,040       4,593,972      4,888,205

COSTS AND EXPENSES:
  Merchandise cost of goods sold                           1,113,447      1,196,520       2,107,945      2,230,089
  Gasoline cost of goods sold                                640,197        710,736       1,191,831      1,328,017
                                                        -------------  -------------   ------------   ------------
       Total cost of goods sold                            1,753,644      1,907,256       3,299,776      3,558,106
  Franchisee gross profit expense                            175,068        183,558         321,820        337,960
  Operating, selling, general and administrative
     expenses                                                446,760        472,639         860,451        901,572
  Interest expense, net                                       18,537         15,815          45,429         32,964
                                                        -------------  -------------   ------------   ------------
       Total costs and expenses                            2,394,009      2,579,268       4,527,476      4,830,602
                                                        -------------  -------------   ------------   ------------

EARNINGS BEFORE INCOME TAX EXPENSE AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                      62,619         53,772          66,496         57,603

INCOME TAX EXPENSE                                            24,235         20,971          13,276         22,465
                                                        -------------  -------------   ------------   ------------
EARNINGS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE        38,384         32,801          53,220         35,138

CUMULATIVE EFFECT OF ACCOUNTING CHANGE (net of
  tax benefit of $6,295)                                          -              -               -          (9,847)
                                                        -------------  -------------   ------------   ------------
NET EARNINGS                                            $     38,384   $     32,801    $     53,220   $     25,291
                                                        =============  =============   ============   ============
NET EARNINGS PER COMMON SHARE:
  BASIC
    Earnings before cumulative effect of
      accounting change                                 $        .37   $        .31    $        .56   $       .34
    Cumulative effect of accounting change                         -              -               -          (.09)
                                                        -------------  -------------   ------------   ------------
    Net earnings                                        $        .37   $        .31    $        .56   $       .25
                                                        =============  =============   ============   ============
  DILUTED
    Earnings before cumulative effect of
      accounting change                                 $        .32   $        .28    $        .50   $       .32
    Cumulative effect of accounting change                         -              -               -          (.08)
                                                        -------------  -------------   ------------   ------------
    Net earnings                                        $        .32   $        .28    $        .50   $       .24
                                                        =============  =============   ============   ============




                                   See notes to condensed consolidated financial statements.


                                                               2



<Page

                                        7-ELEVEN, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (DOLLARS IN THOUSANDS)

                                                    (UNAUDITED)
                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30
                                                                                ------------------------------
                                                                                     2000            2001
                                                                                -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                                $     53,220     $     25,291
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Cumulative effect of accounting change                                           -              9,847
        Depreciation and amortization of property and equipment                      105,757          119,973
        Other amortization                                                            10,020           10,033
        Deferred income taxes                                                          3,417           11,987
        Noncash interest expense                                                         833              776
        Foreign currency net conversion loss (gain)                                      750          (10,563)
        Other noncash income                                                          (1,880)            (786)
        Net gain on property and equipment                                            (1,532)            (355)
        Increase in accounts receivable                                              (14,122)         (25,163)
        Decrease (increase) in inventories                                            18,019           (2,022)
        Increase in other assets                                                      (8,803)         (29,081)
        Decrease in trade accounts payable and other liabilities                      (9,853)         (23,177)
                                                                                -------------    -------------
                  Net cash provided by operating activities                          155,826           86,760
                                                                                -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for purchase of property and equipment                                 (145,159)        (150,577)
    Proceeds from sale of property and equipment                                      76,137            6,885
    Proceeds from sale of domestic securities                                          2,512            4,535
    Other                                                                             (1,482)            (209)
                                                                                -------------    -------------
                  Net cash used in investing activities                              (67,992)        (139,366)
                                                                                -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from commercial paper and revolving credit facilities                 2,054,443        2,408,759
    Payments under commercial paper and revolving credit facilities               (2,510,494)      (2,352,772)
    Principal payments under long-term debt agreements                              (158,873)         (49,482)
    Increase in outstanding checks in excess of cash in bank                          11,230            1,167
    Net proceeds from issuance of common stock                                       539,778              223
    Other                                                                                -               (589)
                                                                                -------------    -------------
                  Net cash (used in) provided by financing activities                (63,916)           7,306
                                                                                -------------    -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  23,918          (45,300)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        76,859          133,178
                                                                                -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    100,777     $     87,878
                                                                                =============    =============

RELATED DISCLOSURES FOR CASH FLOW REPORTING:
    Interest paid, excluding SFAS No.15 Interest                                $    (55,694)    $    (39,055)
                                                                                =============    =============
    Net income taxes (paid) refunded                                            $    (10,430)    $      1,050
                                                                                =============    =============
    Assets obtained by entering into capital leases                             $     20,364     $      9,615
                                                                                =============    =============


                                  See notes to condensed consolidated financial statements.


                                                                3


          7-ELEVEN, INC. AND SUBSIDIARIES

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            Six Months Ended June 30, 2001

                    (UNAUDITED)

1.   BASIS OF PRESENTATION
     The condensed consolidated balance sheet as of June 30, 2001, and the condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 2000 and 2001, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2000 and 2001, have been prepared by 7-Eleven, Inc. (the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position at June 30, 2001, and the results of operations and cash flows for all periods presented have been made. Certain prior-period amounts have been reclassified to conform to current-period presentation. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

     The reported results include approximately 5,800 convenience stores that are operated or franchised in the United States and Canada by the Company along with royalty income from worldwide 7-Eleven area licensees. Sales and cost of goods sold of stores operated by franchisees are consolidated with the results of Company-operated stores in the condensed consolidated statements of earnings. Gross profit from franchise stores is split between the Company and its franchisees pursuant to the terms of franchise agreements.

     The condensed consolidated balance sheet as of December 31, 2000, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, include accounting policies and additional information pertinent to an understanding of both the December 31, 2000, balance sheet and the interim financial statements. The information has not changed except as a result of normal transactions in the six months ended June 30, 2001, and as discussed in the following notes.


2.   ADOPTION OF NEW ACCOUNTING STANDARD

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as of January 1, 2001. The new standard changes the accounting for the Company's interest rate swap and nullifies the hedge accounting treatment for its yen-denominated debt and royalty.

     The Company uses its royalty receipts from Seven-Eleven Japan Co., Ltd. ("SEJ") to service the monthly principal and interest payments on its yen loans. This arrangement provides an "economic" hedge for the Company against fluctuations in the Japanese yen to U.S. dollar exchange rate. Although SFAS No. 133 nullified the hedge accounting treatment the Company had been using for the SEJ royalty and yen loans, the Company's "economic" hedge against changes in the Japanese yen to U.S. dollar exchange rate remains in place. Upon adoption of SFAS No. 133, the Company converted the yen loans, related interest payable and the SEJ royalty receivable to reflect the Japanese yen to U.S. dollar exchange rate quoted for January 1, 2001 (114.35 yen to one U.S. dollar). As a result, the Company's transitional adjustment increased the yen loans, related interest payable and SEJ royalty receivable by $16.1 million, with an offsetting charge of $9.8 million (net of $6.3 million of taxes) to Cumulative Effect of Accounting Change.

The cumulative effect charge differs from the Company's disclosure in its December 31, 2000 Form 10-K. Subsequent to the filing of the Company's December 31, 2000 Form 10-K, the Financial Accounting Standards Board (the "Board") issued a conclusion, which was cleared by the Board during the second quarter, that the transitional adjustment for this type of transaction should be recorded in earnings as a cumulative effect of accounting change.

     For the three and six month periods ended June 30, 2001, the Company recorded ($700,000) and $10.6 million, respectively, of net conversion (loss)/gain in Operating, Selling, General and Administrative Expense primarily as a result of adjusting the balance of the yen loans to reflect the Japanese yen to U.S. dollar exchange rate.


3.   COMPREHENSIVE EARNINGS

     The components of comprehensive earnings of the Company for the periods presented are as follows (in thousands):


                                                   Three Months                Six Months
                                                   Ended June 30             Ended June 30
                                                -------------------        -------------------
                                                  2000      2001             2000      2001
                                                --------- ---------        --------- ---------
  Net earnings                                     $ 38,384  $ 32,801         $ 53,220  $ 25,291
Other comprehensive earnings:
   Unrealized gains (losses) on equity
     securities (net of $644, ($452), $2,014
     and ($771) deferred taxes)                   (1,008)      706           (3,150)    1,205
   Reclassification adjustments for gains
     included in net earnings (net of $396,
     $991, $1,181 and $1,774 deferred taxes)        (620)   (1,550)          (1,848)   (2,774)
   Unrealized gain (loss) related to interest
     rate swap (net of ($394) and $2,590
     deferred taxes)                                  -        407               -     (2,463)
   Foreign currency translation adjustments       (1,861)    3,717           (2,099)     (602)
                                                --------- ---------        --------- ---------
       Other comprehensive earnings (loss)        (3,489)    3,280           (7,097)   (4,634)
                                                --------- ---------        --------- ---------
Total comprehensive earnings                    $ 34,895  $ 36,081         $ 46,123  $ 20,657
                                                ========= =========        ========= =========

4.   EARNINGS PER SHARE

     Computations for basic and diluted earnings per share are presented below (in thousands, except per-share data):


                                                             Three Months           Six Months
                                                             Ended June 30         Ended June 30
                                                         ---------------------  --------------------
                                                           2000        2001       2000       2001
                                                         ----------  ---------  ---------  ---------
BASIC:
   Earnings before cumulative effect of accounting
     change                                              $  38,384   $ 32,801   $ 53,220   $ 35,138
   Cumulative effect of accounting change                      -          -          -       (9,847)
                                                         ----------  ---------  ---------  ---------
   Net earnings                                          $  38,384   $ 32,801   $ 53,220   $ 25,291
                                                         ==========  =========  =========  =========

   Weighted-average common shares outstanding              104,762    104,800     95,260    104,794
                                                         ==========  =========  =========  =========

  Earnings per common share before cumulative
     effect of accounting change                         $     .37   $    .31   $    .56   $    .34
  Loss per common share on cumulative effect
     of accounting change                                       -          -          -        (.09)
                                                         ----------  ---------  ---------  ---------
  Net earnings per common share                          $     .37   $    .31   $    .56   $    .25
                                                         ==========  =========  =========  =========

DILUTED:
   Earnings before cumulative effect of accounting
     change                                              $  38,384   $ 32,801   $ 53,220   $ 35,138
   Add interest on convertible quarterly
     income debt securities, net of tax                      2,630      2,651      5,259      5,302
                                                         ----------  ---------  ---------  ---------
   Earnings before cumulative effect of accounting
     change plus assumed conversions                        41,014     35,452     58,479     40,440
   Cumulative effect of accounting change                      -         -           -       (9,847)
                                                         ----------  ---------  ---------  ---------
   Net earnings plus assumed conversions                 $  41,014   $ 35,452   $ 58,479   $ 30,593
                                                         ==========  =========  =========  =========

   Weighted-average common shares outstanding (Basic)      104,762    104,800     95,260    104,794
   Add effects of assumed conversions:
      Stock options                                            828        173        705        128
      Convertible quarterly income debt securities          20,924     20,924     20,924     20,924
                                                         ----------  ---------  ---------  ---------
   Weighted-average common shares outstanding
      plus shares from assumed conversions (Diluted)       126,514    125,897    116,889    125,846
                                                         ==========  =========  =========  =========

   Earnings per common share before cumulative effect
     of accounting change                                $     .32   $    .28   $    .50   $    .32
   Loss per common share on cumulative effect
     of accounting change                                       -          -          -        (.08)
                                                         ----------  ---------  ---------  ---------
   Net earnings per common share                         $     .32   $    .28   $    .50   $    .24
                                                         ==========  ========== =========  =========




5.   RECENTLY ISSUED ACCOUNTING STANDARDS

     SFAS No. 141, "Business Combinations," was issued on July 20, 2001. SFAS No. 141 addresses financial accounting and reporting for business combinations. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001, and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company adopted the provisions of this statement as of July 1, 2001, and there was no financial accounting impact associated with its adoption.

     SFAS No. 142, "Goodwill and Other Intangible Assets," was issued on July 20, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under the provisions of SFAS No. 142, there will be no amortization of goodwill or intangible assets with indefinite lives. Impairment of these assets will need to be assessed annually and in certain circumstances. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001, and must be applied at the beginning of a fiscal year and to all goodwill and other intangible assets recognized in the financial statements at that date. The Company is currently reviewing SFAS No. 142 to assess its impact on the financial statements. The Company will adopt the provisions of this statement on January 1, 2002.

Report of Independent Accountants



To the Board of Directors and
    Shareholders of 7-Eleven, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of 7-Eleven, Inc. and Subsidiaries as of June
30, 2001, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended
June 30, 2000 and 2001, and the condensed consolidated statements of cash flows for the six-month periods ended
June 30, 2000 and 2001. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of earnings, shareholders' equity (deficit), and cash flows for the year then ended (not presented herein); and in our report dated February 1, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
July 26, 2001

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THIS REPORT INCLUDES CERTAIN STATEMENTS THAT ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ANY STATEMENT IN THIS REPORT THAT IS NOT A STATEMENT OF HISTORICAL FACT MAY BE DEEMED TO BE A FORWARD-LOOKING STATEMENT. WE OFTEN USE THESE TYPES OF STATEMENTS WHEN DISCUSSING OUR PLANS AND STRATEGIES, OUR ANTICIPATION OF REVENUES FROM DESIGNATED MARKETS AND STATEMENTS REGARDING THE DEVELOPMENT OF OUR BUSINESSES, THE MARKETS FOR OUR SERVICES AND PRODUCTS, OUR ANTICIPATED CAPITAL EXPENDITURES, OPERATIONS, SUPPORT SYSTEMS, CHANGES IN REGULATORY REQUIREMENTS AND OTHER STATEMENTS CONTAINED IN THIS REPORT REGARDING MATTERS THAT ARE NOT HISTORICAL FACTS. WHEN USED IN THIS REPORT, THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "SEEK," "ESTIMATE," AND OTHER SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THERE CAN BE NO ASSURANCE THAT: (I) WE HAVE CORRECTLY MEASURED OR IDENTIFIED ALL OF THE FACTORS AFFECTING THESE MARKETS OR THE EXTENT OF THEIR LIKELY IMPACT;
(II) THE PUBLICLY AVAILABLE INFORMATION WITH RESPECT TO THESE FACTORS ON WHICH OUR ANALYSIS IS BASED IS COMPLETE OR ACCURATE;
(III) OUR ANALYSIS IS CORRECT OR (IV) OUR STRATEGY, WHICH IS BASED IN PART ON THIS ANALYSIS, WILL BE SUCCESSFUL. WE DO NOT ASSUME ANY OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

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

     EXCEPT WHERE NOTED, ALL PER STORE NUMBERS REFER TO AN
AVERAGE OF ALL STORES RATHER THAN ONLY STORES OPEN MORE THAN
ONE YEAR.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001,
TO THREE MONTHS ENDED JUNE 30, 2000

     NET SALES


                                          Three Months Ended June 30
                                         --------------------------
                                              2000          2001
                                             ------        ------
Net Sales: (in millions)
   Merchandise sales                         $1,721.9     $1,822.5
   Gasoline sales                               707.4        781.0
                                             --------      --------
Total net sales                              $2,429.3      $2,603.5
Merchandise sales growth-U.S. same store         7.6%          4.8%
Gasoline gallon sales change-per store           3.9%          0.9%
Average retail price of gasoline per gallon  $   1.55      $   1.65


     Merchandise sales for the three months ended June 30, 2001 were $1,822.5 million, an increase of $100.6 million, or 5.8%, from $1,721.9 million for the three months ended June 30, 2000. We attribute this increase primarily to U.S. same-store merchandise sales growth of 4.8% and our operating an average of 60 additional stores. Wholesale cigarette cost increases, which were reflected in higher retail prices, accounted for approximately one percentage point of the increase in U.S. same-store merchandise sales. Categories having the largest impact on merchandise sales growth were cigarettes, non-carbonated beverages, beer/wine, prepaid phone cards, fresh foods and Slurpee(R). Category growth was primarily fueled by new items and improved product merchandising. These increases were partially offset by decreased sales of frozen non-carbonated beverages (Cafe Cooler(R) and Frut Cooler(R)).

     Gasoline sales for the three months ended June 30, 2001 were $781.0 million, an increase of $73.6 million, or 10.4%, from $707.4 million for the three months ended June 30, 2000. We attribute this increase primarily to a combination of a 6.1% increase in the average retail price of gasoline, operating an average of 74 additional stores that sell gasoline and a 0.9% increase in gallons sold per store. The average retail price of gasoline was $1.65 per gallon during the quarter, a $0.10 increase over the comparable quarter. The increase in average gallons sold per store was primarily the result of adding new stores, which generally sell higher volumes of gasoline. We sold 474.8 million gallons in the three months ended June 30, 2001, an increase of 18.6 million gallons, or 4.1%, from
456.1 million gallons for the same period in 2000.

     GROSS PROFIT


                                              Three Months Ended June 30
                                             --------------------------
                                                  2000          2001
                                                 ------        ------
Gross Profit (in millions)
   Merchandise gross profit                     $ 608.5       $ 626.0
   Gasoline gross profit                           67.2          70.3
                                                --------      --------
Total gross profit                              $ 675.7       $ 696.3
Merchandise gross profit margin                   35.34%        34.35%
Merchandise gross profit growth-per store           8.8%          1.8%
Gasoline gross profit margin-cents per gallon     14.74         14.80
Gasoline gross profit change-per store              7.1%          1.3%


     Merchandise gross profit for the three months ended June 30, 2001 was $626.0 million, an increase of $17.5 million, or 2.9%, from $608.5 million for the three months ended June 30, 2000. This equates to merchandise gross profit growth of 1.8% per store. We attribute this increase primarily to higher U.S. same-store merchandise sales and operating additional stores.

     Merchandise gross profit margin decreased from 35.34% to 34.35% for the three months ended June 30, 2001, compared to the same period in 2000. We attribute most of the decline in overall margin to changes in product mix, wholesale cost increases and aggressive retail pricing tactics by competitors. Changes in product mix, particularly lower margin products within the prepaid phone card and non-carbonated beverage categories, has effectively reduced margin, while adding gross profit dollars. Our strategy of maintaining competitive everyday fair prices in the face of increasing wholesale costs has resulted in lower margins for such items as cigarettes, milk and hot dogs. Aggressive pricing by competitors for such items as bread, milk and soft drinks also has decreased our margin.

     While we expect pressure on merchandise gross profit margin to continue for the remainder of the year, we are taking steps to reduce the impact, including aggressive negotiation to reduce product and distribution costs. We are also focusing on increasing sales of higher margin products and looking at other pricing opportunities. As a result, we expect year-over-year margin comparisons to be somewhat more favorable for the remainder of 2001 than they were during the three months ended June 30, 2001.

     Gasoline gross profit for the three months ended June 30, 2001 was $70.3 million, an increase of $3.1 million, or 4.5%, from $67.2 million for the three months ended June 30, 2000. Gasoline gross profit improved during the quarter due to a combination of operating an average of 74 more stores that sell gasoline and increased gallons sold per store. Gasoline margins were above average for both years, with the 2001 margin at 14.80 cents per gallon, compared to 14.74 cents per gallon in 2000. These margin results occurred when wholesale costs declined more quickly than retail prices during a portion of the quarter in each year. In total, gasoline gross profit per store increased 1.3% for the three months ended June 30, 2001 as compared to the same period in 2000. Based on current levels of industry inventories, refinery production and demand, the outlook for gasoline market conditions appears to be more stable for the short term.

     FRANCHISEE GROSS PROFIT EXPENSE

     We report all sales and gross profit from domestic franchised stores in our consolidated results and record as an expense a percentage of the gross profits generated by those same franchised stores. Franchisee gross profit expense for the three months ended June 30, 2001 was $183.6 million, an increase of $8.5 million, or 4.8%, from $175.1 million for the three months ended June 30, 2000. We attribute the increase primarily to an increase in the number of stores operated by franchisees and higher per store gross profits at franchised stores.

     OPERATING, SELLING, GENERAL AND ADMINISTRATIVE
EXPENSE ("OSG&A")

     OSG&A for the three months ended June 30, 2001 was $472.6 million, an increase of $25.8 million, or 5.8%, from $446.8 million for the three months ended June 30, 2000. The increase in OSG&A costs was primarily due to costs associated with operating 123 new stores opened since July 1, 2000, combined with increased labor costs and higher credit card processing costs. The ratio of OSG&A to net sales decreased to 18.2% for the three months ended June 30, 2001 from 18.4% for the three
months ended June 30, 2000.   We expect to continue our
investment in new stores, technology and store image. To mitigate this impact, we have accelerated our expense reduction efforts, focusing on procurement and distribution expenses.

     INTEREST EXPENSE, NET

     Net interest expense for the three months ended June 30, 2001 was $15.8 million, a decrease of $2.7 million, or 14.7%, from $18.5 million for the three months ended June 30, 2000. The decline in interest expense was due to both lower levels of borrowing and lower interest rates. We expect net interest expense for the remainder of the year to decrease slightly, compared to 2000, based on anticipated levels of debt and interest rate projections.

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

     INCOME TAX EXPENSE

     Income tax expense for the three months ended June 30, 2001 was $21.0 million, a decrease of $3.2 million, or 13.5%, from $24.2 million for the three months ended June 30, 2000. Our effective tax rate was 39.0% for the three months ended June 30, 2001 compared to 38.7% for the same period in 2000.

     NET EARNINGS

     Net earnings for the three months ended June 30, 2001 were $32.8 million ($0.28 per diluted share), a decrease of $5.6 million, or 14.5%, from net earnings of $38.4 million ($0.32 per diluted share) for the three months ended June 30, 2000. We attribute this decline to our continued strategic investments in new store growth and technology. These investments resulted in increased depreciation and amortization expense that more than offset the benefits of higher merchandise sales and gross profits.


COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001,
TO SIX MONTHS ENDED JUNE 30, 2000

     NET SALES


                                           Six Months Ended June 30
                                         --------------------------
                                              2000          2001
                                             ------        ------
Net Sales: (in millions)
   Merchandise sales                         $3,231.2      $3,381.2
   Gasoline sales                             1,310.7       1,450.2
                                             --------      --------
Total net sales                              $4,541.9      $4,831.4
Merchandise sales growth-U.S. same store          8.3%          3.6%
Gasoline gallon sales change-per store            1.7%          2.3%
Average retail price of gasoline per gallon  $   1.50      $   1.57


     Merchandise sales for the six months ended June 30, 2001 were $3,381.2 million, an increase of $150.0 million, or 4.6%, from $3,231.2 million for the six months ended June 30, 2000. We attribute this increase primarily to U.S. same-store merchandise sales growth of 3.6% and our operating an average of 62 additional stores. Wholesale cigarette cost increases, which were reflected in higher retail prices, accounted for approximately one percentage point of the increase in U.S. same-store merchandise sales. Categories having the largest impact on merchandise sales growth were cigarettes/tobacco, non-carbonated beverages, prepaid phone cards and beer/wine. Category growth was primarily fueled by new items and improved merchandising of product through assortment. These category increases were partially offset by decreases in sales of frozen non-carbonated beverages (Cafe and Frut Coolers(R)) and novelty cards.

     Gasoline sales for the six months ended June 30, 2001 were $1,450.2 million, an increase of $139.5 million, or 10.6%, from $1,310.7 million for the six months ended June 30, 2000. We attribute this increase primarily to a higher average retail price, operating an average of 79 additional stores that sell gasoline and per-store gallon growth of 2.3% compared to the prior-year period. The average retail price of gasoline was $1.57 per gallon during the first six months of 2001, a $0.07 increase from the comparable period in 2000. The increase in average gallons sold per store was primarily the result of adding new stores, which generally sell higher volumes of gasoline. We sold 925.6 million gallons in the six months ended June 30, 2001, an increase of 50.4 million gallons, or 5.8%, from 875.2 million gallons for the same period in 2000.

     GROSS PROFIT


                                               Six Months Ended June 30
                                             --------------------------
                                                  2000          2001
                                                 ------        ------
Gross Profit (in millions)
   Merchandise gross profit                   $1,123.3        $1,151.1
   Gasoline gross profit                         118.9           122.1
                                              ---------       ---------
Total gross profit                            $1,242.2        $1,273.2
Merchandise gross profit margin                  34.76%          34.04%
Merchandise gross profit growth-per store         10.5%            1.4%
Gasoline gross profit margin-cents per gallon    13.58           13.20
Gasoline gross profit change-per store            (0.2)%          (0.7)%


     Merchandise gross profit for the six months ended June 30, 2001 was $1,151.1 million, an increase of $27.8 million, or 2.5%, from $1,123.3 million for the six months ended June 30, 2000. This equates to merchandise gross profit growth of 1.4% per store. We attribute this increase primarily to higher U.S. same-store merchandise sales and operating more stores.

     Merchandise gross profit margin decreased to 34.04% for the six months ended June 30, 2001 from 34.76% for the same period in 2000. We attribute most of the decline in overall margin to change in product mix, wholesale cost increases and aggressive retail pricing tactics by competitors.

     Gasoline gross profit for the six months ended June 30, 2001 was $122.1 million, an increase of $3.2 million, or 2.7%, from $118.9 million for the six months ended June 30, 2000. Gasoline gross profit improved due to a combination of operating an average of 79 more stores that sell gasoline and increased gallons sold per store. Gasoline margin was 13.20 cents per gallon, compared to 13.58 cents last year.
Gasoline market conditions have fluctuated significantly throughout the first six months of 2001 due to a prolonged period of high and increasing wholesale costs, which outpaced retail price increases through May. These conditions lowered demand and prompted customers to switch to cheaper grades of gasoline. During June, wholesale costs have declined faster than retail prices, creating stronger margins. As a result of the difficult conditions during the first six months of 2001, gasoline gross profit per store decreased 0.7% for the six months ended June 30, 2001 as compared to the same period in 2000.

     FRANCHISEE GROSS PROFIT EXPENSE

     Franchisee gross profit expense for the six months ended June 30, 2001 was $338.0 million, an increase of $16.2 million, or 5.0%, from $321.8 million for the six months ended June 30, 2000. We attribute the increase primarily to an increase in the number of stores operated by franchisees and higher per store gross profits at franchised stores.

     OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     OSG&A for the six months ended June 30, 2001 was $901.6 million, an increase of $41.1 million, or 4.8%, from $860.5 million for the six months ended June 30, 2000. The increase in OSG&A costs was primarily due to costs associated with operating 123 new stores opened since July 1, 2000, combined with increased labor costs and higher utility costs, mostly due to increased rates in California. These incremental costs were partially offset by a net increase in conversion gains of $11.3 million primarily related to our yen-denominated loan (see OTHER ISSUES - Adoption of SFAS No. 133). The ratio of OSG&A to net sales decreased to 18.7% for the six months ended June 30, 2001 from 18.9% for the six months ended June 30, 2000.

     INTEREST EXPENSE, NET

     Net interest expense for the six months ended June 30, 2001 was $33.0 million, a decrease of $12.4 million, or 27.4%, from $45.4 million for the six months ended June 30, 2000. This decrease was primarily due to the repayment of borrowings with proceeds from our sale of common stock to IYG Holding Company on March 16, 2000, and to a lesser extent lower interest rates.

     INCOME TAX EXPENSE

     Income tax expense for the six months ended June 30, 2001 was $22.5 million, an increase of $9.2 million from the prior-year expense of $13.3 million. We attribute this increase primarily to a non-recurring benefit of $12.5 million recorded in the six months ended June 30, 2000, which resulted from a settlement with the Internal Revenue Service related to audits of our federal income taxes for the tax years 1992 through 1995. Excluding the income tax credit, our effective tax rate was 39.0% for the six months ended June 30, 2001 compared to 38.8% for the same period in 2000.

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     On January 1, 2001 we adopted "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"), which resulted in a one-time charge of $9.8 million, net of taxes, related to a cumulative effect of accounting change (see OTHER ISSUES - Adoption of SFAS No. 133).

     NET EARNINGS

     Net earnings for the six months ended June 30, 2001 were $25.3 million ($0.24 per diluted share), a decrease of $27.9 million, from net earnings of $53.2 million ($0.50 per diluted share) for the six months ended June 30, 2000. Net earnings before the cumulative effect of accounting change were $35.1 million ($0.32 per diluted share) for the six months ended June 30, 2001, while net earnings for the six months ended June 30, 2000 were $40.7 million ($0.39 per diluted share), excluding the non-recurring tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

     We obtain the majority of our working capital from three sources:
       *  cash flows generated from our operating activities;
       * a $650 million commercial paper facility guaranteed by Ito-Yokado Co., Ltd.; and
       * seasonal borrowings of up to $200 million under our revolving credit facility.

     We believe that operating activities, coupled with available working capital facilities, will provide sufficient liquidity to fund operating and capital expenditure programs, as well as to service debt requirements. The outstanding balance at June 30, 2001 for commercial paper was $450.9 million, with no amounts outstanding under the revolver. We expect capital expenditures for 2001, excluding lease commitments, to be in excess of $300 million, which includes capital associated with opening or acquiring 150 to 200 new stores.

     On January 25, 2001, we entered into a new unsecured bank credit agreement, refinancing the old credit agreement, which was scheduled to mature on February 27, 2002, with a new $200 million revolving credit facility. The new revolving credit facility contains a sub-limit of $150 million for letters of credit. As of June 30, 2001, outstanding letters of credit issued pursuant to the credit agreement totaled $52.3 million.

     On January 25, 2001, we entered into a new lease facility that will provide up to $100 million of off-balance-sheet financing to be used for the construction of new stores. Funding under this facility is available through January 2003, with a final maturity of the leases in July
2006.

     On March 16, 2000, IYG Holding Company purchased 22,736,842 newly issued shares of our common stock for $540.0 million, or $23.75 per share, in a private placement transaction. We used the net proceeds from this transaction to repay the outstanding balance on our bank term loan, to repay the outstanding balance of our bank revolver and to reduce indebtedness under our commercial paper facility, which resulted in an upgrade of our rating.

     CASH FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was $86.8 million for the six months ended June 30, 2001, compared to $155.8 million for the six months ended June 30, 2000, a decrease of $69.0 million. We attribute this decrease to changes in balance sheet items, the most significant of which were the timing of money order funding pursuant to a new money order agreement and payment of a legal settlement (see OTHER ISSUES - Litigation).

     CASH FROM INVESTING ACTIVITIES

     Net cash used in investing activities was $139.4 million for the six months ended June 30, 2001, compared to net used of $68.0 million for the six months ended June 30, 2000. Payments for capital expenditures were $150.6 million for the six months ended June 30, 2001, compared to $145.2 million for the same period in 2000. In addition, we received
$71.9 million of net proceeds from a sale-leaseback transaction during the six months ended June 30, 2000.

     Capital expenditures for each of the periods were used for new store development; continued enhancements to our retail information system; new equipment to support merchandising initiatives; maintaining, remodeling and upgrading store and gasoline facilities' image and equipment; and compliance with environmental regulations.

     CASH FROM FINANCING ACTIVITIES

     Net cash provided by financing activities was $7.3 million for the six months ended June 30, 2001, compared to net cash used in financing activities of $63.9 million for the six months ended June 30, 2000.

     Net borrowings under commercial paper and revolving credit facilities totaled $56.0 million for the six months ended June 30, 2001, compared to net repayments of $456.1 million for the same period in 2000. Net long-term debt repayments for the six months ended June 30, 2001 were $49.5 million, compared to $158.9 million for the same period in 2000. Cash from financing activities for the six months ended June 30, 2000 also included $539.8 million in net proceeds from issuance of common stock that we used to pay down debt.


OTHER ISSUES

     ENVIRONMENTAL

     In December 1988, we closed our chemical manufacturing facility in New Jersey. We are required to conduct environmental remediation at the facility, including groundwater monitoring and treatment for a projected 15-year period, which commenced in 1998. We have recorded undiscounted liabilities, representing our best estimates of the clean-up costs, of $6.1 million at June 30, 2001. In 1991, we entered into a settlement agreement with the former owner of the facility pursuant to which the former owner agreed to pay a substantial portion of the clean-up costs. Based on the terms of the settlement agreement and the financial resources of the former owner, we have recorded a receivable of $3.5 million at June 30, 2001.

     Additionally, we accrue for the anticipated future costs and the related probable state reimbursement amounts for remediation activities at our existing and previously operated gasoline sites where releases of regulated substances have been detected. At June 30, 2001, our estimated undiscounted liability for these sites was $25.1 million. This estimate is based on our prior experience with gasoline sites and contractors who perform environmental assessment and remediation work as well as other factors such as the age of the tanks and the location of tank sites. We anticipate that substantially all of the future remediation costs for detected releases of regulated substances at those remediation sites of which we are aware, as of June 30, 2001, will be incurred within the next four to five years.

     Under state reimbursement programs, we are eligible to receive reimbursement for a portion of future remediation costs, as well as a portion of remediation costs previously paid. Accordingly, at June 30, 2001, we had recorded a net receivable of $49.6 million based on the estimated state reimbursements. In assessing the probability of state reimbursements, we take into consideration each state's fund balance, revenue sources, existing claim backlog, status of clean-up activity and claim ranking systems. As a result of these assessments, the recorded receivable amount is net of an allowance of $7.7 million.

     While there can be no assurance of the timing of the receipt of state reimbursement funds, based on our experience we expect to receive the majority of state reimbursement funds, except from California, within one to three years after our payment of eligible remediation expenses. This time period assumes that the state administrative procedures for processing such reimbursements have been fully developed. We estimate that we will receive State of California reimbursement funds within one to ten years after our payment of eligible remediation expenses. As a result of the timing for reimbursements, we have present-valued the portion of the recorded receivable amount that relates to remediation activities that have already been completed at a discount rate of approximately 4.6%. Thus, the recorded receivable amount is also net of a discount of $12.6 million.

     The estimated future assessment and remediation expenditures and related state reimbursement amounts could change in the future as governmental requirements and state reimbursement programs continue to be implemented or revised.

     LITIGATION

     We were a defendant in two legal actions, referred to as the 7-Eleven Owners for Fair Franchising and the Valente cases, filed by franchisees in 1993 and 1996, respectively. In connection with a nationwide settlement, these two cases were combined on behalf of a class of all persons who franchised 7-Eleven(R) stores from us in the United States at any time between January 1, 1987 and July 31, 1997. Pursuant to the settlement, which became final on June 7, 2001, (i) we made a lump-sum payment into a settlement fund that will be distributed to class members who are former franchisees and used to pay certain attorneys' fees; and (ii) we agreed to make certain changes to the franchise agreement of class members who are current franchisees.
The total settlement costs were recorded in prior years, and there was no material impact on current year earnings.

ADOPTION OF SFAS NO. 133

     As of January 1, 2001 we adopted the provisions of SFAS
No. 133, which changes the accounting for our interest rate swap and nullifies the hedge accounting treatment of our yen-denominated debt and royalty income stream.

     Under SFAS No. 133, the $250 million interest rate swap is being treated as a cash flow hedge of the interest rate exposure in connection with our commercial paper program. The transitional adjustment as of January 1, 2001 was not material. Fair value is used to account for this derivative going forward. We adjusted the carrying value of the interest rate swap to fair value at June 30, 2001, which was a liability of $6.9 million.

     We use the royalty receipts collected pursuant to our license agreement with Seven-Eleven Japan to service the monthly principal and interest payments on our yen loans. This arrangement provides an "economic" hedge against fluctuations in the Japanese yen to U.S. dollar exchange rate. Although SFAS No. 133 nullified the hedge accounting treatment we were applying to the SEJ royalty and yen loans, our "economic" hedge against changes in the Japanese yen to U.S. dollar exchange rate remains in place. Upon adoption of SFAS No. 133, we converted the yen loans, related interest payable and the SEJ royalty receivable to reflect the Japanese yen to U.S. dollar exchange rate quoted for January 1, 2001 (114.35 yen to one U.S. dollar). As a result, the transitional adjustment increased the yen loans, related interest payable and SEJ royalty receivable by $16.1 million, with an offsetting charge of $9.8 million (net of $6.3 million of taxes) to Cumulative Effect of Accounting Change.

     The cumulative effect charge differs from the disclosures in our Form 10-K for the year ended December 31, 2000. After we filed our Form 10-K,, the Financial Accounting Standards Board decided that the transitional adjustment for this type of transaction should be recorded in earnings as a cumulative effect of accounting change.

     During the first six months of 2001, we recorded in Operating, Selling, General and Administrative Expense a $10.6 million net conversion gain, primarily as a result of adjusting the balance of the yen loans to reflect the Japanese yen to U.S. dollar exchange rate quoted for June 30, 2001 (124.72 yen to one U.S. dollar). We have recorded the SEJ royalty income and interest expense on the yen loans at the monthly average Japanese yen to U.S. dollar exchange rate.

     ADDITIONAL NEW ACCOUNTING STANDARDS

     SFAS No. 141, "Business Combinations," was issued on July 20, 2001. This new standard addresses financial accounting and reporting for business combinations. Its provisions apply to all business combinations initiated after June 30, 2001, and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. We adopted the provisions of this statement as of July 1, 2001, and there was no financial accounting impact associated with its adoption.

     SFAS No. 142, "Goodwill and Other Intangible Assets," was issued on July 20, 2001. This new standard addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under the provisions of SFAS No. 142, there will be no amortization of goodwill or intangible assets with indefinite lives. Impairment of these assets will need to be assessed annually and in certain circumstances. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001, and must be applied at the beginning of a fiscal year and to all goodwill and other intangible assets recognized in the financial statements at that date. We are currently reviewing SFAS No. 142 to assess its impact on the financial statements and will adopt the provisions of this statement on January 1, 2002.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK.

          See "Management's Discussion and Analysis," above.

PART II.

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     There are no reportable suits or proceedings pending or threatened against the Company, other than as previously reported.

     For an update on a matter we have previously reported, the 7-Eleven Owners for Fair Franchising case, we hereby incorporate by reference the discussion contained on page 17_ of this report (Management's Discussion and Analysis of Financial Condition and Results of Operation - Other Issues - Litigation).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On April 25, 2001, the Company held its annual meeting of shareholders. Each of the twelve nominated directors was elected without contest. In addition, the shareholders ratified the approval of PricewaterhouseCoopers LLP to be the Company's independent accountants for 2001.

     (a) The votes for and the votes withheld for each of the nominees for director were as follows:

 NOMINEE                      FOR               WITHHELD
 Masatoshi Ito             88,929,597            174,289
 Toshifumi Suzuki          87,828,387          1,275,499
 Clark J. Matthews, II     88,928,340            175,546
 Yoshitami Arai            88,929,893            173,993
 Masaaki Asakura           87,826,124          1,277,762
 Timothy N. Ashida         88,927,403            176,483
 Jay W. Chai               88,925,763            178,123
 Gary J. Fernandes         88,930,774            173,112
 Masaaki Kamata            87,828,916          1,274,970
 James W. Keyes            87,821,857          1,282,029
 Kazuo Otsuka              87,828,854          1,275,032
 Nobutake Sato             87,828,476          1,275,410

     (b) The votes for, against, abstaining and broker non-votes in connection with the ratification of the appointment of PricewaterhouseCoopers LLP to be the independent accountants of the Company for 2001 were as follows:

89,064,358 shares were voted for; 27,466 shares were voted against; 12,062 shares abstained from voting;
and no broker non-votes were received.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits:

1.  Exhibit (15) - Letter re Unaudited Interim
Financial Information.  Letter of
PricewaterhouseCoopers LLP.

      (b)   8-K Reports:

During the second quarter of 2001, the Company filed no reports on Form 8-K.

                        SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        7-ELEVEN, INC.
                                         (Registrant)




Date:  August 3, 2001               /s/  James W. Keyes
                                    ---------------------------

                                   (Officer)
                                   James W. Keyes
                                   President and Chief
                                      Executive Officer

Date:  August 3, 2001               /s/  Donald E. Thomas
                                    ---------------------------

                                   (Principal Accounting Officer)
                                   Donald E. Thomas
                                   Vice President, Chief Accounting
                                      Officer and Controller