Form 10-Q
period 2001-09-30
7 ELEVEN INC
filed 2001-11-02
CIK 92344

                            FORM 10-Q


                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                           ----------------

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

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

           APPLICABLE ONLY TO CORPORATE ISSUERS:

104,804,104 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of September 30, 2001.

                          7-ELEVEN, INC.
                               INDEX


                                                                         PAGE
                                                                          NO.
                                                                         ----

Part I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

         Condensed Consolidated Balance Sheets -
           December 31, 2000 and September 30, 2001                         1

         Condensed Consolidated Statements of Earnings -
           Three Months and Nine Months Ended September 30, 2000 and 2001   2

         Condensed Consolidated Statements of Cash Flows -
           Nine Months Ended September 30, 2000 and 2001                    3

         Notes to Condensed Consolidated Financial Statements               4

         Report of Independent Accountants                                  8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                        9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        18

Part II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                 19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  19

SIGNATURES                                                                 20

Exhibit (15) - Letter re Unaudited Interim Financial Information        Tab 1







                                  (i)

                                7-ELEVEN, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                          (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)



                                                               DECEMBER 31,     SEPTEMBER 30,
                                                                  2000              2001
                                                              -------------    -------------
                                                                                (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                  $    133,178     $    140,077
   Accounts receivable                                             187,510          190,222
   Inventories                                                     106,869          105,743
   Other current assets                                            112,795          145,711
                                                              -------------    -------------
       Total current assets                                        540,352          581,753
Property and equipment                                           1,926,795        1,974,774
Other assets                                                       275,141          257,451
                                                              -------------    -------------
       Total assets                                           $  2,742,288     $  2,813,978
                                                              =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                     $    231,384     $    251,343
   Accrued expenses and other liabilities                          445,769          444,626
   Commercial paper                                                    -             10,519
   Long-term debt due within one year                               76,156           68,522
                                                              -------------    -------------
       Total current liabilities                                   753,309          775,010
Deferred credits and other liabilities                             265,551          286,695
Long-term debt                                                   1,261,322        1,237,668
Convertible quarterly income debt securities                       380,000          380,000
Commitments and contingencies
Shareholders' equity:
   Preferred stock, $.01 par value                                     -                -
   Common stock, $.0001 par value                                       10               10
   Additional capital                                            1,166,225        1,166,574
   Accumulated deficit                                          (1,086,604)      (1,019,946)
   Accumulated other comprehensive earnings (loss)                   2,475          (12,033)
                                                              -------------    -------------
       Total shareholders' equity                                   82,106          134,605
                                                              -------------    -------------
       Total liabilities and shareholders' equity             $  2,742,288     $  2,813,978
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

                                           7-ELEVEN, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                    (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                (UNAUDITED)

                                                                THREE MONTHS                 NINE MONTHS
                                                             ENDED SEPTEMBER 30           ENDED SEPTEMBER 30
                                                        ----------------------------   ---------------------------
                                                             2000           2001           2000          2001
                                                        -------------  -------------   ------------  -------------
REVENUES:
  Merchandise sales (including $154,657, $167,579,
     $451,785 and $473,985 in excise taxes)             $  1,793,773   $  1,923,386    $  5,024,982   $  5,304,551
  Gasoline sales (including $169,571, $190,886,
     $498,357 and $548,439 in excise taxes)                  718,181        726,619       2,028,899      2,176,783
                                                        -------------  -------------   ------------   ------------
       Net sales                                           2,511,954      2,650,005       7,053,881      7,481,334
  Other income                                                27,363         29,123          79,408         83,218
                                                        -------------  -------------   ------------   ------------
       Total revenues                                      2,539,317      2,679,128       7,133,289      7,564,552

COSTS AND EXPENSES:
  Merchandise cost of goods sold                           1,169,708      1,264,073       3,277,653      3,494,162
  Gasoline cost of goods sold                                655,387        651,723       1,847,218      1,979,740
                                                        -------------  -------------   ------------   ------------
       Total cost of goods sold                            1,825,095      1,915,796       5,124,871      5,473,902
  Franchisee gross profit expense                            181,518        195,502         503,338        533,462
  Operating, selling, general and administrative
     expenses                                                447,983        485,111       1,308,434      1,383,902
  Interest expense, net                                       17,101         14,904          62,530         47,868
                                                        -------------  -------------   ------------   ------------
       Total costs and expenses                            2,471,697      2,611,313       6,999,173      7,439,134
                                                        -------------  -------------   ------------   ------------

EARNINGS BEFORE INCOME TAX EXPENSE AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                      67,620         67,815         134,116        125,418

INCOME TAX EXPENSE                                            26,710         26,448          39,986         48,913
                                                        -------------  -------------   ------------   ------------
EARNINGS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE        40,910         41,367          94,130         76,505

CUMULATIVE EFFECT OF ACCOUNTING CHANGE (net of
  tax benefit of $6,295)                                          -              -               -          (9,847)
                                                        -------------  -------------   ------------   ------------
NET EARNINGS                                            $     40,910   $     41,367    $     94,130   $     66,658
                                                        =============  =============   ============   ============
NET EARNINGS PER COMMON SHARE:
  BASIC
    Earnings before cumulative effect of
      accounting change                                 $        .39   $        .39    $        .96   $       .73
    Cumulative effect of accounting change                         -              -               -          (.09)
                                                        -------------  -------------   ------------   ------------
    Net earnings                                        $        .39   $        .39    $        .96   $       .64
                                                        =============  =============   ============   ============
  DILUTED
    Earnings before cumulative effect of
      accounting change                                 $        .35   $        .35    $        .85   $       .67
    Cumulative effect of accounting change                         -              -               -          (.08)
                                                        -------------  -------------   ------------   ------------
    Net earnings                                        $        .35   $        .35    $        .85   $       .59
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


                                                               2


<Page

                                        7-ELEVEN, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (DOLLARS IN THOUSANDS)

                                                    (UNAUDITED)
                                                                                      NINE MONTHS ENDED
                                                                                         SEPTEMBER 30
                                                                                ------------------------------
                                                                                     2000            2001
                                                                                -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                                $     94,130     $     66,658
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Cumulative effect of accounting change                                           -              9,847
        Depreciation and amortization of property and equipment                      162,641          183,251
        Other amortization                                                            15,034           15,087
        Deferred income taxes                                                         12,282           22,342
        Noncash interest expense                                                       1,100              965
        Foreign currency net conversion loss (gain)                                    1,218           (4,928)
        Other noncash income                                                          (3,324)            (809)
        Net loss on property and equipment                                               231              463
        Decrease (increase) in accounts receivable                                     2,538           (5,770)
        Decrease in inventories                                                       27,739            1,126
        Increase in other assets                                                      (5,827)         (34,704)
        Increase in trade accounts payable and other liabilities                      48,870           21,531
                                                                                -------------    -------------
                  Net cash provided by operating activities                          356,632          275,059
                                                                                -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for purchase of property and equipment                                 (220,452)        (231,738)
    Proceeds from sale of property and equipment                                      77,129            8,267
    Proceeds from sale of domestic securities                                          6,017            7,031
    Restricted cash                                                                      -             (9,232)
    Other                                                                             (1,526)            (340)
                                                                                -------------    -------------
                  Net cash used in investing activities                             (138,832)        (226,012)
                                                                                -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from commercial paper and revolving credit facilities                 3,051,692        3,392,470
    Payments under commercial paper and revolving credit facilities               (3,605,533)      (3,376,486)
    Principal payments under long-term debt agreements                              (179,121)         (61,387)
    Increase in outstanding checks in excess of cash in bank                          10,137            3,621
    Net proceeds from issuance of common stock                                       539,690              223
    Other                                                                                -               (589)
                                                                                -------------    -------------
                  Net cash used in financing activities                             (183,135)         (42,148)
                                                                                -------------    -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                             34,665            6,899
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        76,859          133,178
                                                                                -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    111,524     $    140,077
                                                                                =============    =============

RELATED DISCLOSURES FOR CASH FLOW REPORTING:
    Interest paid, excluding SFAS No.15 Interest                                $    (75,646)    $    (56,720)
                                                                                =============    =============
    Net income taxes paid                                                       $    (15,908)    $     (3,533)
                                                                                =============    =============
    Assets obtained by entering into capital leases                             $     23,994     $     14,584
                                                                                =============    =============


                                  See notes to condensed consolidated financial statements.


                                                                3

                7-ELEVEN, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            Nine Months Ended September 30, 2001

                         (UNAUDITED)

1. BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of September 30, 2001, and the condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 2000 and 2001, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 2001, have been prepared by 7-Eleven, Inc. (the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position at September 30, 2001, and the results of operations and cash flows for all periods presented have been made. Certain prior-period amounts have been reclassified to conform to current-period presentation. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

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

     The condensed consolidated balance sheet as of December 31, 2000, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, include accounting policies and additional information pertinent to an understanding of both the December 31, 2000, balance sheet and the interim financial statements. The information has not changed except as a result of normal transactions in the nine months ended
September 30, 2001, and as discussed in the following notes.

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

     For the three-month and nine-month periods ended September 30, 2001, the Company recorded a noncash expense of $4.5 million and a noncash benefit of $6.6 million, respectively, in Operating, Selling, General and Administrative Expense as a result of adjusting the balance of the yen loans to reflect the Japanese yen to U.S. dollar exchange rate.

3. COMPREHENSIVE EARNINGS

     The components of comprehensive earnings of the Company for the periods presented are as follows (in thousands):


                                                    Three Months               Nine Months
                                                 Ended September 30         Ended September 30
                                                -------------------        -------------------
                                                  2000      2001             2000      2001
                                                --------- ---------        --------- ---------
  Net earnings                                     $ 40,910  $ 41,367         $ 94,130  $ 66,658
Other comprehensive earnings (loss):
   Unrealized gain (loss) on equity
     securities (net of ($1,717), ($498),
     $297 and ($1,269) deferred taxes)             2,686        781            (464)    1,986
   Reclassification adjustments for gains
     included in net earnings (net of $1,177,
     $975, $2,358 and $2,749 deferred taxes)      (1,840)   (1,526)          (3,688)   (4,300)
   Unrealized loss related to interest rate
     swap (net of $3,200 and $5,790 deferred
     taxes)                                           -     (5,048)              -     (7,511)
   Foreign currency translation adjustments         (945)   (4,081)          (3,044)   (4,683)
                                                --------- ---------        --------- ---------
       Other comprehensive earnings (loss)           (99)   (9,874)          (7,196)  (14,508)
                                                --------- ---------        --------- ---------
Total comprehensive earnings                    $ 40,811  $ 31,493         $ 86,934  $ 52,150
                                                ========= =========        ========= =========

                                          5

4. EARNINGS PER SHARE

   Computations for basic and diluted earnings per share are presented below (in thousands, except per-share data):

                                                             Three Months           Nine Months
                                                          Ended September 30     Ended September 30
                                                         ---------------------  --------------------
                                                           2000        2001       2000       2001
                                                         ----------  ---------  ---------  ---------
BASIC:
   Earnings before cumulative effect of accounting
     change                                              $  40,910   $ 41,367   $ 94,130   $ 76,505
   Cumulative effect of accounting change                      -          -          -       (9,847)
                                                         ----------  ---------  ---------  ---------
   Net earnings                                          $  40,910   $ 41,367   $ 94,130   $ 66,658
                                                         ==========  =========  =========  =========

   Weighted-average common shares outstanding              104,765    104,804     98,451    104,797
                                                         ==========  =========  =========  =========

  Earnings per common share before cumulative
     effect of accounting change                         $     .39   $    .39   $    .96   $    .73
  Loss per common share on cumulative effect
     of accounting change                                       -          -          -        (.09)
                                                         ----------  ---------  ---------  ---------
  Net earnings per common share                          $     .39   $    .39   $    .96   $    .64
                                                         ==========  =========  =========  =========

DILUTED:
   Earnings before cumulative effect of accounting
     change                                              $  40,910   $ 41,367   $ 94,130   $ 76,505
   Add interest on convertible quarterly
     income debt securities, net of tax                      2,630      2,652      7,889      7,954
                                                         ----------  ---------  ---------  ---------
   Earnings before cumulative effect of accounting
     change plus assumed conversions                        43,540     44,019    102,019     84,459
   Cumulative effect of accounting change                      -         -           -       (9,847)
                                                         ----------  ---------  ---------  ---------
   Net earnings plus assumed conversions                 $  43,540   $ 44,019   $102,019   $ 74,612
                                                         ==========  =========  =========  =========

   Weighted-average common shares outstanding (Basic)      104,765    104,804     98,451    104,797
   Add effects of assumed conversions:
      Stock options                                            422        321        611        193
      Convertible quarterly income debt securities          20,924     20,924     20,924     20,924
                                                         ----------  ---------  ---------  ---------
   Weighted-average common shares outstanding
      plus shares from assumed conversions (Diluted)       126,111    126,049    119,986    125,914
                                                         ==========  =========  =========  =========

   Earnings per common share before cumulative effect
     of accounting change                                $     .35   $    .35   $    .85   $    .67
   Loss per common share on cumulative effect
     of accounting change                                       -          -          -        (.08)
                                                         ----------  ---------  ---------  ---------
   Net earnings per common share                         $     .35   $    .35   $    .85   $    .59
                                                         ==========  ========== =========  =========



                                          6

5. RECENTLY ISSUED ACCOUNTING STANDARDS

     SFAS No. 142, "Goodwill and Other Intangible Assets," was issued in July 2001 and addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under the provisions of SFAS No. 142, there will be no amortization of goodwill or intangible assets with indefinite lives. The annual impact of not amortizing these assets is estimated to be a $19 million decrease in amortization expense. Impairment of these assets will need to be assessed annually and in certain circumstances.

     The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001, and must be applied at the beginning of a fiscal year and to all goodwill and other intangible assets recognized in the financial statements at that date. The Company will adopt the provisions of this statement on January 1, 2002.

     SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued in August 2001 and establishes financial accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement will impact the Company's accounting for gasoline underground storage tank removal costs. The Company is currently reviewing SFAS No. 143, which is effective for financial statements issued for fiscal years beginning after June 15, 2002, to quantify its impact on the financial statements. The Company must adopt the provisions of this statement no later than January 1, 2003.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in October 2001. SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The Company is currently evaluating this statement to assess its impact on the financial statements. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and must be applied at the beginning of a fiscal year. The Company will adopt the provisions of this statement on January 1, 2002.

            REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
    Shareholders of 7-Eleven, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of 7-Eleven, Inc. and Subsidiaries as of September 30, 2001, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 2000 and 2001, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 2001. These financial statements are the responsibility of the Company's management.

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

Dallas, Texas
October 25, 2001

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

     EXCEPT WHERE NOTED, ALL PER STORE NUMBERS REFER TO AN AVERAGE OF ALL STORES RATHER THAN ONLY STORES OPEN MORE THAN ONE YEAR.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2001,
TO THREE MONTHS ENDED SEPTEMBER 30, 2000

NET SALES


                                               Three Months Ended
                                                 September 30
                                           ----------------------
                                              2000          2001
                                            -------        --------
Net Sales: (in millions)
   Merchandise sales                         $1,793.8      $1,923.4
   Gasoline sales                               718.2         726.6
                                             --------      --------
Total net sales                              $2,512.0      $2,650.0
Merchandise sales growth-U.S. same store         4.6%          6.2%
Gasoline gallon sales change-per store           1.4%          6.2%
Average retail price of gasoline per gallon  $   1.59      $   1.46


     Merchandise sales for the three months ended September 30, 2001 were $1,923.4 million, an increase of $129.6 million, or 7.2%, from $1,793.8 million for the three months ended September 30, 2000. We attribute this increase primarily to U.S. same-store merchandise sales growth of 6.2% and our operating an average of 56 additional stores. Categories having the largest impact on merchandise sales growth were cigarettes, prepaid phone cards, non-carbonated beverages and beer/wine. Category growth was primarily fueled by improved product merchandising. These increases were partially offset by decreased sales of frozen non-carbonated beverages.

     Gasoline sales for the three months ended September 30, 2001 were $726.6 million, an increase of $8.4 million, or 1.2%, from $718.2 million for the three months ended September 30, 2000. We attribute this increase to a combination of a 6.2% increase in gallons sold per store and our operating an average of 77 additional stores that sell gasoline, offset in part by a decline of 7.8% in the average retail price of gasoline. The average retail price of gasoline was $1.46 per gallon during the quarter, a $0.13 decrease compared to the same quarter last year. The increase in average gallons sold per store was primarily the result of adding new stores, which generally sell higher volumes of gasoline. We sold 497.0 million gallons in the three months ended September 30, 2001, an increase of 44.0 million gallons, or 9.7%, from 453.0 million gallons for the same period in 2000.

     GROSS PROFIT


                                                  Three Months Ended
                                                     September 30
                                               ---------------------
                                                  2000          2001
                                                --------      --------
Gross Profit (in millions)
   Merchandise gross profit                     $ 624.1        $ 659.3
   Gasoline gross profit                           62.8           74.9
                                                --------      --------
Total gross profit                              $ 686.9        $ 734.2
Merchandise gross profit margin                  34.79%         34.28%
Merchandise gross profit growth-per store          3.5%           4.6%
Gasoline gross profit margin-cents per gallon     13.86          15.07
Gasoline gross profit change-per store            13.9%          15.4%




Merchandise gross profit for the three months ended September 30, 2001 was $659.3 million, an increase of $35.2 million, or 5.6%, from $624.1 million for the three months ended September 30, 2000. This equates to merchandise gross profit growth of 4.6% per store, which was driven by higher sales.

     Merchandise gross profit margin decreased to 34.28% from 34.79% for the three months ended September 30, 2001, compared to the same period in 2000. We attribute most of the decline in overall margin to changes in product mix, wholesale cost increases and aggressive retail pricing tactics by competitors. Some of our faster growing product categories are tobacco, pre-paid phone cards, beer, fresh foods and magazines, all of which are traditionally lower margin products. Our strategy of maintaining competitive everyday fair prices in the face of increasing wholesale costs has resulted in lower margins in some cases. Aggressive pricing by competitors for such items as bread, milk, cigarettes and soft drinks also has decreased our margin.

     While we expect pressure on merchandise gross profit margin to continue for the remainder of the year, we have been taking and will continue to take steps to mitigate the impact, including aggressive negotiation to reduce product and distribution costs.
We are also focusing on increasing sales of higher margin products and we will continue to look at pricing opportunities. As a result, we expect year-over-year margin comparisons to be somewhat more favorable for the fourth quarter of 2001 than they were during the first three quarters of the year.

     Gasoline gross profit for the three months ended September 30, 2001 was $74.9 million, an increase of $12.1 million, or 19.3%, from $62.8 million for the three months ended September 30, 2000. Gasoline gross profit improved during the quarter due to increases in both gasoline margin and in gallons sold. Gasoline margins were above average for both years, with the 2001 margin at 15.07 cents per gallon, compared to 13.86 cents per gallon in 2000. These margin results occurred when wholesale costs declined more quickly than retail prices during a portion of the quarter in each year. In total, gasoline gross profit per store increased 15.4% for the three months ended September 30, 2001 as compared to the same period in 2000. Based on current levels of industry inventories, refinery production and demand, the outlook for gasoline market conditions should continue to be somewhat favorable in the short term.

     FRANCHISEE GROSS PROFIT EXPENSE

     We report all sales and gross profit from domestic franchised stores in our consolidated results and record as an expense a percentage of the gross profits generated by those same franchised stores. Franchisee gross profit expense for the three months ended September 30, 2001 was $195.5 million, an increase of $14.0 million, or 7.7%, from $181.5 million for the three months ended September 30, 2000. We attribute the increase primarily to higher per store gross profits at franchised stores and an increase in the number of stores operated by franchisees.

     OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
     ("OSG&A")

     OSG&A for the three months ended September 30, 2001 was $485.1 million, an increase of $37.1 million, or 8.3%, from $448.0 million for the three months ended September 30, 2000. The increase in OSG&A was primarily due to costs associated with operating 125 new or acquired stores opened since October 1, 2000, combined with increased labor costs. In addition, OSG&A included nearly $4.0 million of incremental expense associated with continued enhancements to our retail information systems and a non-cash expense of $4.5 million in connection with conversion of our yen based debt (see OTHER ISSUES - Adoption of SFAS No. 133).

     The ratio of OSG&A to net sales increased to 18.3% for the three months ended September 30, 2001 from 17.8% for the three months ended
September 30, 2000.   This increase was impacted by a 7.8% decline in
the retail price of gasoline. Excluding the deflationary impact of gasoline, the ratio of OSG&A was virtually flat, compared to last year. The ratio of OSG&A to net sales will continue to be impacted by our investment in new stores, technology and store image. To mitigate this impact, we have accelerated our expense reduction efforts, focusing on procurement, distribution and telecommunications.

     INTEREST EXPENSE, NET

     Net interest expense for the three months ended September 30, 2001 was $14.9 million, a decrease of $2.2 million, or 12.8%, from $17.1 million for the three months ended September 30, 2000. The decline in interest expense was due to both lower levels of borrowing and lower interest rates. We expect net interest expense for the remainder of the year to decrease slightly, compared to 2000, based on anticipated levels of debt and interest rate projections.

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

     INCOME TAX EXPENSE

     Income tax expense for the three months ended September 30, 2001 was $26.4 million, a decrease of $0.3 million, or 1.0%, from $26.7 million for the three months ended September 30, 2000. Our effective tax rate was 39.0% for the three months ended September 30, 2001 compared to 39.5% for the same period in 2000.

     NET EARNINGS

     Net earnings for the three months ended September 30, 2001 were $41.4 million ($0.35 per diluted share), an increase of $0.5 million, or 1.1%, from net earnings of $40.9 million ($0.35 per diluted share) for the three months ended September 30, 2000. We attribute this increase to solid merchandise and gasoline gross profit performance, offset in part by our continued strategic investments in new store growth and technology, which resulted in increased depreciation and amortization expense.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2001,
TO NINE MONTHS ENDED SEPTEMBER 30, 2000

     NET SALES



                                              Nine Months Ended
                                             Ended September 30
                                           ----------------------
                                              2000          2001
                                             --------     ---------
Net Sales: (in millions)
   Merchandise sales                         $5,025.0      $5,304.5
   Gasoline sales                             2,028.9       2,176.8
                                             --------      --------
Total net sales                              $7,053.9      $7,481.3
Merchandise sales growth-U.S. same store         7.0%          4.5%
Gasoline gallon sales change-per store           1.6%          3.6%
Average retail price of gasoline per gallon  $   1.53      $   1.53


     Merchandise sales for the nine months ended September 30, 2001 were $5,304.5 million, an increase of $279.5 million, or 5.6%, from $5,025.0 million for the nine months ended September 30, 2000. We attribute this increase primarily to U.S. same-store merchandise sales growth of 4.5% and our operating an average of 60 additional stores. Categories having the largest impact on merchandise sales growth were cigarettes/tobacco, prepaid phone cards, non-carbonated beverages and beer. Category growth was primarily fueled by improved merchandising of product through assortment. These category increases were partially offset by decreases in sales of frozen non-carbonated beverages.

     Gasoline sales for the nine months ended September 30, 2001 were $2,176.8 million, an increase of $147.9 million, or 7.3%, from $2,028.9 million for the nine months ended September 30, 2000. We attribute this increase primarily to per-store gallon growth of 3.6% compared to the prior-year period and our operating an average of 78 additional stores that sell gasoline. The average retail price of gasoline was $1.53 per gallon for the first nine months of both 2001 and 2000. The increase in average gallons sold per store was primarily the result of adding new stores, which generally sell higher volumes of gasoline. We sold

1,422.6 million gallons in the nine months ended September 30, 2001, an increase of 94.5 million gallons, or 7.1%, from 1,328.1 million gallons for the same period in 2000.

     GROSS PROFIT

                                                  Nine Months Ended
                                                     September 30
                                             ------------------------
                                                 2000           2001
                                              ---------       ---------
Gross Profit (in millions)
   Merchandise gross profit                   $1,747.3        $1,810.4
   Gasoline gross profit                         181.7           197.0
                                              ---------       ---------
Total gross profit                            $1,929.0        $2,007.4
Merchandise gross profit margin                 34.77%          34.13%
Merchandise gross profit growth-per store         7.9%            2.5%
Gasoline gross profit margin-cents per gallon    13.68           13.85
Gasoline gross profit change-per store            4.3%            4.9%


     Merchandise gross profit for the nine months ended September 30, 2001 was $1,810.4 million, an increase of $63.1 million, or 3.6%, from $1,747.3 million for the nine months ended September 30, 2000. This equates to merchandise gross profit growth of 2.5% per store, which was driven by higher sales.

     Merchandise gross profit margin decreased to 34.13% for the nine months ended September 30, 2001 from 34.77% for the same period in 2000. We attribute most of the decline in overall margin to change in product mix, wholesale cost increases and aggressive retail pricing tactics by competitors.

     Gasoline gross profit for the nine months ended September 30, 2001 was $197.0 million, an increase of $15.3 million, or 8.5%, from $181.7 million for the nine months ended September 30, 2000. Gasoline gross profit improved due an increase in gallons sold per store, our operating an average of 78 more stores that sell gasoline and an increase in margin to 13.85 cents per gallon, from 13.68 cents last year. Gasoline market conditions have fluctuated significantly throughout the first nine months of 2001 due to a prolonged period of high and increasing wholesale costs, which outpaced retail price increases through May. These conditions lowered demand and prompted customers to switch to cheaper grades of gasoline. Since May, wholesale costs have continued to fluctuate, but overall have declined faster than retail prices, creating stronger margins. The improved conditions over the last 4 months have resulted in increased gasoline gross profit per store of 4.9% for the nine months ended September 30, 2001 as compared to the same period in 2000.

     FRANCHISEE GROSS PROFIT EXPENSE

     Franchisee gross profit expense for the nine months ended September 30, 2001 was $533.5 million, an increase of $30.2 million, or 6.0%, from $503.3 million for the nine months ended September 30, 2000. We attribute the increase primarily to higher per store gross profits at franchised stores and an increase in the number of stores operated by franchisees.

     OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     OSG&A for the nine months ended September 30, 2001 was $1,383.9 million, an increase of $75.5 million, or 5.8%, from $1,308.4 million for the nine months ended September 30, 2000. The increase in OSG&A was primarily due to costs associated with operating 125 new or acquired stores opened since October 1, 2000, combined with increased labor expense. Other increases included higher utility costs, mostly due to increased rates in California, Texas and Florida, expense associated with credit card processing and incremental expenses associated with continued enhancements to our retail information systems. These increases were partially offset by a non-cash benefit of $6.6 million in connection with conversion of our yen based debt. The ratio of OSG&A to net sales, of 18.5%, was virtually flat to the prior year for the nine months ended September 30, 2001.

     INTEREST EXPENSE, NET

     Net interest expense for the nine months ended September 30, 2001 was $47.9 million, a decrease of $14.6 million, or 23.4%, from $62.5 million for the nine months ended September 30, 2000. This decrease was primarily due to the repayment of borrowings with proceeds from our sale of common stock to IYG Holding Company on March 16, 2000, and to a lesser extent, lower interest rates.

     INCOME TAX EXPENSE

     Income tax expense for the nine months ended September 30, 2001 was $48.9 million, an increase of $8.9 million from the prior-year expense of $40.0 million. We attribute this increase primarily to a non-recurring benefit of $12.5 million recorded in the nine months ended September 30, 2000, which resulted from a settlement with the Internal Revenue Service related to audits of our federal income taxes for the tax years 1992 through 1995. Excluding the income tax credit, our effective tax rate was 39.0% for the nine months ended September 30, 2001, compared to 39.1% for the same period in 2000.

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     On January 1, 2001 we adopted "Accounting for Derivative
Instruments and Hedging Activities," ("SFAS No. 133"), which resulted in a one-time charge of $9.8 million, net of taxes, related to a cumulative effect of accounting change (see OTHER ISSUES - Adoption of SFAS No. 133).

     NET EARNINGS

     Net earnings for the nine months ended September 30, 2001 were $66.7 million ($0.59 per diluted share), a decrease of $27.4 million, from net earnings of $94.1 million ($0.85 per diluted share) for the nine months ended September 30, 2000. Net earnings before the cumulative effect of accounting change were $76.5 million ($0.67 per diluted share) for the nine months ended September 30, 2001, while net earnings for the nine months ended September 30, 2000 were $81.6 million ($0.75 per diluted share), excluding the non-recurring tax benefit.


LIQUIDITY AND CAPITAL RESOURCES

     We obtain the majority of our working capital from three sources:
        *  cash flows generated from our operating activities;
        * a $650 million commercial paper facility guaranteed by Ito-Yokado Co., Ltd.; and
        * seasonal borrowings of up to $200 million under our revolving credit facility.

     We believe that operating activities, coupled with available working capital facilities, will provide sufficient liquidity to fund operating and capital expenditure programs, as well as to service debt requirements. The outstanding balance at September 30, 2001 for commercial paper was $410.5 million, with no amounts outstanding under the revolver. We expect capital expenditures for 2001, excluding lease commitments, to be in excess of $300 million, which includes capital associated with opening or acquiring up to 150 new stores.

     On January 25, 2001, we entered into a new unsecured bank credit agreement, refinancing the old credit agreement, which was scheduled to mature on February 27, 2002, with a new $200 million revolving credit facility. The new revolving credit facility contains a sub-limit of $150 million for letters of credit. As of September 30, 2001, outstanding letters of credit issued pursuant to the credit agreement totaled $56.4 million.

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

     CASH FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was $275.1 million for the nine months ended September 30, 2001, compared to $356.6 million for the nine months ended September 30, 2000, a decrease of $81.5 million. We attribute this decrease to changes in balance sheet items, the most significant of which were the timing of money order funding pursuant to a new money order agreement and payment of a legal settlement.

     CASH FROM INVESTING ACTIVITIES

     Net cash used in investing activities was $226.0 million for the nine months ended September 30, 2001, compared to net used of $138.8 million for the nine months ended September 30, 2000. Payments for capital expenditures were $231.7 million for the nine months ended September 30, 2001, compared to $220.5 million for the same period in 2000. In addition, we received $71.9 million of net proceeds from a sale-leaseback transaction during the nine months ended September 30, 2000.

     Capital expenditures for each of the periods were used for maintaining, remodeling and upgrading store and gasoline facilities' image, developing new stores, continued enhancements to our retail information system, new equipment to support merchandising initiatives and compliance with environmental regulations.

     CASH FROM FINANCING ACTIVITIES

     Net cash used in financing activities was $42.1 million for the nine months ended September 30, 2001, compared to net cash used in financing activities of $183.1 million for the nine months ended
September 30, 2000.

     Net borrowings under commercial paper and revolving credit facilities totaled $16.0 million for the nine months ended September 30, 2001, compared to net repayments of $553.8 million for the same period in 2000. Net long-term debt repayments for the nine months ended September 30, 2001 were $61.4 million, compared to $179.1 million for the same period in 2000. Cash from financing activities for the nine months ended September 30, 2000 also included $539.7 million in net proceeds from issuance of common stock that we used to pay down debt.


OTHER ISSUES

     ENVIRONMENTAL

     In December 1988, we closed our chemical manufacturing facility in New Jersey. We are required to conduct environmental remediation at the facility, including groundwater monitoring and treatment for a projected 15-year period, which commenced in 1998. We have recorded undiscounted liabilities, representing our best estimates of the clean-up costs, of $6.0 million at September 30, 2001. In 1991, we entered into a settlement agreement with the former owner of the facility pursuant to which the former owner agreed to pay a substantial portion of the clean-up costs. Based on the terms of the settlement agreement and the financial resources of the former owner, we have recorded a receivable of $3.5 million at September 30, 2001.

     Additionally, we accrue for the anticipated future costs and the related probable state reimbursement amounts for remediation activities at our existing and previously operated gasoline sites where releases of regulated substances have been detected. At September 30, 2001, our estimated undiscounted liability for these sites was $27.1 million. This estimate is based on our prior experience with gasoline sites and contractors who perform environmental assessment and remediation work as well as other factors such as the age of the tanks and the location of tank sites. We anticipate that substantially all of the future remediation costs for detected releases of regulated substances at those remediation sites of which we are aware, as of September 30, 2001, will be incurred within the next four to five years.

     Under state reimbursement programs, we are eligible to receive reimbursement for a portion of future remediation costs, as well as a portion of remediation costs previously paid. Accordingly, at September 30, 2001, we had recorded a net receivable of $53.0 million based on the estimated state reimbursements. In assessing the probability of state reimbursements, we take into consideration each state's fund balance, revenue sources, existing claim backlog, status of clean-up activity and claim ranking systems. As a result of these assessments, the recorded receivable amount is net of an allowance of $7.2 million.

     While there can be no assurance of the timing of the receipt of state reimbursement funds, based on our experience we expect to receive the majority of state reimbursement funds, except from California, within one to three years after our payment of eligible remediation expenses. This time period assumes that the state administrative procedures for processing such reimbursements have been fully developed. We estimate that we will receive State of California reimbursement funds within one to ten years after our payment of eligible remediation expenses. As a result of the timing for reimbursements, we have present-valued the portion of the recorded receivable amount that relates to remediation activities that have already been completed at a discount rate of approximately 3.2%. Thus, the recorded receivable amount is also net of a discount of $10.7 million.

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

     Under SFAS No. 133, the $250 million interest rate swap is being treated as a cash flow hedge of the interest rate exposure in connection with our commercial paper program. The transitional adjustment as of January 1, 2001 was not material. Fair value is used to account for this derivative going forward. We adjusted the carrying value of the interest rate swap to fair value at September 30, 2001, which was a liability of $15.1 million.

     We use the royalty receipts collected pursuant to our license agreement with Seven-Eleven Japan to service the monthly principal and interest payments on our yen loan. This arrangement provides an "economic" hedge against fluctuations in the Japanese yen to U.S. dollar exchange rate. Although SFAS No. 133 nullified the hedge accounting treatment we were applying to the SEJ royalty and yen loans, our "economic" hedge against changes in the Japanese yen to U.S. dollar exchange rate remains in place. Upon adoption of SFAS No. 133, we converted the yen loans, related interest payable and the SEJ royalty receivable to reflect the Japanese yen to U.S. dollar exchange rate quoted for January 1, 2001 (114.35 yen to one U.S. dollar). As a result, the transitional adjustment increased the yen loans, related interest payable and SEJ royalty receivable by $16.1 million, with an offsetting charge of $9.8 million (net of $6.3 million of taxes) to Cumulative Effect of Accounting Change.


     ADDITIONAL NEW ACCOUNTING STANDARDS

     SFAS No. 142, "Goodwill and Other Intangible Assets," was issued in July 2001 and addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under the provisions of SFAS No. 142, there will be no amortization of goodwill or intangible assets with indefinite lives. The annual impact of not amortizing these assets is estimated to be a $19 million decrease in amortization expense. Impairment of these assets will need to be assessed annually and in certain circumstances.

     The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001, and must be applied at the beginning of a fiscal year and to all goodwill and other intangible assets recognized in the financial statements at that date. We will adopt the provisions of this statement on January 1, 2002.

     SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued in August 2001 and establishes financial accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement will impact our accounting for gasoline underground storage tank removal costs.
We are currently reviewing SFAS No. 143, which is effective for financial statements issued for fiscal years beginning after June 15, 2002, to quantify its impact on the financial statements. We must adopt the provisions of this statement no later than January 1, 2003.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in October 2001. SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The Company is currently evaluating this statement
to assess its impact on the financial statements.    The provisions
of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and must be applied at the beginning of a fiscal year. We will adopt the provisions of this statement on January 1, 2002.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See "Management's Discussion and Analysis," above.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     There are no reportable suits or proceedings pending or threatened against the Company, other than as previously reported.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

         1. Exhibit (15) - Letter from PricewaterhouseCoopers LLP re Unaudited Interim Financial Information

     (b) 8-K Reports:

         During the third quarter of 2001, the Company filed no reports on Form 8-K.

                        SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        7-ELEVEN, INC.
                                         (Registrant)




Date:  November 2, 2001             /s/  James W. Keyes
                                    ---------------------------

                                   (Officer)
                                    James W. Keyes
                                    President and Chief
                                    Executive Officer

Date:  November 2, 2001             /s/  Donald E. Thomas
                                    ---------------------------

                                   (Principal Accounting Officer)
                                    Donald E. Thomas
                                    Vice President, Chief Accounting
                                    Officer and Controller