Form 10-K
period 2001-12-31
7 ELEVEN INC
filed 2002-03-22
CIK 92344

===============================================================

                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                         __________________

                              FORM 10-K
(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2001
                         OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
      For the transition period from  ------ to ------

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

                   COMMON STOCK, $.0001 PAR VALUE

     Indicate by check mark whether we (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that we were required to file these reports), and (2) have been subject to these filing requirements for the past 90 days.
Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of our knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $295,995,975 at March 15, 2002, based upon 27,950,517 shares held by persons other than executive officers, directors and 5% owners and a price of $10.59 per share.

     104,829,197 shares of common stock, $.0001 par value (our only class of common stock), were outstanding as of March 15, 2002.

              DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the following documents are incorporated by reference into the listed Parts and Items of Form 10-K: Definitive Proxy Statement for April 24, 2002, Annual Meeting of Shareholders: Part III, Items 10, 11, 12 and 13.
===============================================================================



                                  ANNUAL REPORT ON FORM 10-K OF 7-ELEVEN, INC.
                                    For the year ended December 31, 2001

                                            TABLE OF CONTENTS

                                                                                                  Page
                                                   PART I

Item 1.    BUSINESS                                                                                  1
           GENERAL                                                                                   1
           BUSINESS MODEL                                                                            1
           GROWTH STRATEGY                                                                           3
           PRODUCTS AND SERVICES                                                                     4
           RETAIL INFORMATION SYSTEM                                                                 5
           COMMISSARIES AND BAKERIES                                                                 6
           DISTRIBUTION                                                                              7
           FRANCHISEES                                                                               8
           LICENSEES                                                                                 9
           COMPETITION                                                                               9
           TRADEMARKS                                                                               10
           EMPLOYEES                                                                                10
           OUR MAJORITY SHAREHOLDER                                                                 10
           ENVIRONMENTAL MATTERS                                                                    10
           RECAPITALIZATION                                                                         11
           RISK FACTORS                                                                             11
Item 2.    PROPERTIES                                                                               16
Item 3.    LEGAL PROCEEDINGS                                                                        17
Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                      17

                                                 PART II

Item 5.    MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                             18
Item 6.    SELECTED FINANCIAL DATA                                                                  19
Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION     20
Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                               43
Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                              45
           Report of Independent Accountants - PricewaterhouseCoopers LLP - on
           7-Eleven, Inc. and Subsidiaries' Financial Statements for each of the three
           years in the period ended December 31, 2001                                              80
Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURES                                                                              81

                                                 PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                       81*
Item 11.   EXECUTIVE COMPENSATION                                                                   81*
Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                           81*
Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                           81*

                                                 PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K                         82

SIGNATURES                                                                                          88
----------------------------
*Included in Form 10-K by incorporation by reference to the Registrant's Proxy Statement for our April 24, 2002, Annual Meeting of Shareholders.

THIS REPORT INCLUDES CERTAIN STATEMENTS THAT ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995.  ANY STATEMENT IN THIS REPORT THAT IS NOT A STATEMENT OF HISTORICAL
FACT MAY BE DEEMED TO BE A FORWARD-LOOKING STATEMENT.  BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND
UNCERTAINTIES, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING
STATEMENTS.  WE DO NOT INTEND TO ASSUME ANY DUTY TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A
RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.  FOR ADDITIONAL INFORMATION ABOUT FORWARD-LOOKING
STATEMENTS, SEE PAGE 20.



PART I

ITEM 1.  BUSINESS.

GENERAL

     We introduced the convenience store concept in 1927, when, as an ice company, our retail outlets began selling milk, bread and eggs. Today, as we prepare to celebrate our 75th anniversary, we are the largest convenience store chain in the world. We operate, franchise or license more than 22,000 stores worldwide, primarily under the name "7-Eleven."

     The name "7-Eleven" originated in 1946 when our stores were open from 7 a.m. until 11 p.m. Today, the majority of our stores in the United States and Canada provide more than 7 million daily customers with 24-hour convenience, seven days a week. Our stores generally range in size from 2,400 to 3,000 square feet and carry about 2,300 to 2,800 items. Please note that throughout this report, when we refer to "our stores," we mean our company-operated and franchised stores in the United States and our stores in Canada, all of which are company-operated.

     We are using our scale, well-known brand and best practices developed by our affiliate and licensee, Seven-
Eleven Japan Co., Ltd. to execute our strategic initiatives.

     Our U.S. same-store merchandise sales growth was 5.1% for 2001 and 5.3% for 2000 after adjusting for the additional day due to leap year in 2000.

     Our principal executive offices are located at 2711 North Haskell Avenue, Dallas, Texas 75204. Our telephone number is 214/828-7011. Our Web site address is www.7-Eleven.com. We were incorporated in Texas in 1961 as the successor to an ice business organized in 1927. On April 30, 1999, we changed our name from The Southland Corporation to 7-Eleven, Inc.

     For financial reporting purposes, during 2001 we conducted our business in one operating segment -- the operating, franchising and licensing of convenience food stores. For specific information about our financial results for 2001, refer to our financial statements at pages 45 to 79.


BUSINESS MODEL

     Because of our market position, brand recognition and ability to share best practices with Seven-Eleven Japan, we have developed a business model that we believe is difficult to replicate. The key elements of this model are:

        *  a differentiated merchandising strategy;

        *  utilization of our retail information system;

        * managed distribution, including daily delivery of fresh foods and other time-sensitive products to more than 3,900 of our stores;

        *  providing a convenient shopping environment; and

        *  a differentiated franchise model.

     DIFFERENTIATED MERCHANDISING STRATEGY. We offer a broad array of products, including many not traditionally available in convenience stores, to meet the changing needs of our customer base. These products include high-quality fresh foods that are delivered daily to our stores. In addition, we sell a number of products that are developed specifically for our stores. Working with our vendors to develop and produce proprietary items is an integral part of our merchandising strategy. Proprietary items typically provide higher profit margins than other products we sell.

     We implement our merchandising strategy through a variety of means. We employ item-by-item inventory management to keep certain basic items in-stock. In addition, we promote new high-potential items. We expect our franchisees and store managers to monitor customer buying patterns to maximize their sales by staying stocked on popular items, managing product assortment and merchandising effectively.

     Our goal is to maintain consistent, competitive prices on our merchandise. We use our significant buying power to seek the lowest possible cost on the items we sell. This enables us to execute an everyday fair pricing strategy and manage our gross profit margin.

     Our gasoline strategy is to be competitively priced to maximize gross profit. Because we believe that gasoline sales contribute to increased store traffic, we intend to sell gasoline wherever practical. We expect that the majority of our new stores opening in the United States and Canada over the next few years will sell gasoline.

     UTILIZATION OF OUR RETAIL INFORMATION SYSTEM. We were the first major convenience store chain in the United States to use an integrated set of retail information technology tools. In designing our retail information system, we adapted the best practices of our largest area licensee, Seven-Eleven Japan. Through the use of this system, our franchisees and store managers are able to:

        * analyze sales on individual items, sales trends, customer preferences and the factors that affect each of these; and

        * more effectively maintain optimal inventory levels and eliminate slow-moving items from inventory.

The system automates various tasks that previously would have required significant resources and time, so our franchisees and store managers can focus on inventory management and customer service.

All of our U.S. stores are able to use the retail information system to place orders. We aggregate these orders at our headquarters and transmit them to our vendors and distributors.

MANAGED DISTRIBUTION. We are working with our vendors and distributors to provide daily delivery of fresh food and other items to our stores, to lower the cost of delivery, and to shift some deliveries to off-peak hours. The combined distribution centers, which consolidate orders from multiple suppliers for daily distribution to individual stores, offer a number of advantages over other distribution systems, including:

        * more frequent deliveries of time-sensitive and perishable products such as milk, bread and fresh foods;

        * off-peak, consolidated deliveries that allow store personnel to focus on store operations during peak sales time and reduce congestion in our typically small parking lots;

        * more customized deliveries and improved in-stock levels; and

        * access to products that traditionally have not been available to individual convenience stores.

We are working to increase both the number of stores that use the combined distribution centers and the number of items available for delivery from the centers.

PROVIDING A CONVENIENT SHOPPING ENVIRONMENT. We seek to provide our customers with a convenient, safe and clean store environment. Over the last several years we have improved lighting inside and outside our stores, modernized store signage and installed canopies over our gasoline pumps. Additionally, we have implemented a program that aims to remodel stores or upgrade equipment at each of our locations at least once every three years.

We are focused on developing our employees to improve customer service and store operations. This year, we are introducing new formalized employee training, mandated certification programs and linkage of performance measurements to our fundamental business concepts. We plan to develop similar programs to offer our franchisees.

DIFFERENTIATED FRANCHISE MODEL. More than half of our stores in the United States are operated by independent franchisees. Our franchise model is different from others because we own or lease the stores and equipment used by our franchisees. In addition, the ongoing royalties we receive from our franchisees are based upon a percentage of store gross profit. We believe this model better aligns our interests with those of our franchisees and allows us to provide consistency in the store environment and shopping experience for our customers. We also provide more support to our franchisees than most franchisors, including service support, training and access to our infrastructure.


GROWTH STRATEGY

INCREASING SAME-STORE MERCHANDISE SALES. Our merchandising team focuses on developing and introducing new products in order to increase overall merchandise sales. In addition, by using the retail information system, our merchandising team, franchisees and store managers are better able to increase sales by enhancing the product mix in each store.

EXPANDING IN EXISTING MARKETS. Our store development efforts are focused on our existing markets to take advantage of population density and traffic. Typically, new stores are concentrated around the combined distribution centers, commissaries and bakeries that allow us to operate more efficiently. We believe that the potential exists for significant expansion in our core urban and suburban markets, and we plan to open about 125 to 150 new stores per year in these areas during 2002 and 2003. We evaluate sites for new stores by focusing on population density, demographics, traffic volume, visibility, ease of access and economic activity in the area.

     PROVIDING GREATER CONVENIENCE TO CUSTOMERS. We intend to continue to improve customer convenience through innovative merchandising programs, such as Vcom, our proprietary self-service kiosk that offers checkcashing, money order, money transfer and traditional ATM services.

     In future years, we anticipate that the Vcom kiosks will allow customers to pay bills electronically and purchase event tickets on-line. In addition to the revenue streams associated with Vcom, we believe we also will benefit from attracting new customers to our stores. We continue to pursue our Vcom strategy of working with third parties in a manner that minimizes our capital outlays.

     We are currently operating a 98-store Vcom pilot program in Texas and Florida. Upon successful completion of the pilot program, we anticipate beginning deployment of additional Vcom kiosks to our stores beginning in the second half of 2002, with up to 3,500 kiosks deployed by the end of 2003. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Vcom."

INCREASING THE VALUE OF OUR LICENSES AND EXPANDING INTERNATIONALLY. By continuing to develop our infrastructure, we can offer a more attractive financial opportunity to prospective licensees. This will continue to strengthen the value of the brand. Our long-range plans include expanding into a number of countries where we currently do not have a presence. In September 2001, we announced our plans to explore additional licensing arrangements in China. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Issues- Related Party Transactions - Expansion in China."


PRODUCTS AND SERVICES

Our stores carry a broad array of products which our merchandising team selects based on customer demands, sales potential and profitability. At the same time, franchisees and store managers supplement this product assortment with items intended to appeal to local preferences.

Based upon total store purchases, we estimate that the breakdown of our merchandise sales in the United States and Canada by principal product category for the last three years is as follows:


             PRODUCT CATEGORIES                               YEARS ENDED DECEMBER 31
             ------------------                               -----------------------
                                                             1999     2000     2001
                                                             ----     ----     ----
             Tobacco Products                                25.8%    26.4%    26.6%
             Beverages                                       22.9%    22.5%    22.5%
             Beer/Wine                                       10.8%    10.9%    11.1%
             Non-Foods                                        8.4%     8.1%     7.8%
             Candy/Snacks                                     9.4%     9.4%     9.1%
             Food Service (includes Fresh Foods)              5.9%     5.7%     5.4%
             Dairy Products                                   5.0%     4.8%     4.7%
             Baked Goods (includes Fresh Bakery)              3.9%     3.8%     3.7%
             Prepaid Products                                 2.3%     3.0%     3.8%
             Other                                            2.7%     2.6%     2.6%
                                                            ------   ------   ------
                Total Product Sales                          97.1%    97.2%    97.3%
             Services                                         2.9%     2.8%     2.7%
                                                            ------   ------   ------
                Total Merchandise Sales                     100.0%   100.0%   100.0%
                                                            ======   ======   ======


In addition, gasoline sales accounted for 24.7% in 1999, 29.0% in 2000 and 28.2% in 2001 of our total net sales in the U.S. and Canada.

Our merchandise assortment includes a number of items widely identified with us, including Slurpee semi-frozen carbonated beverages, Cafe Select coffee, Big Gulp fountain beverages and Big Bite hot dogs. During 2001, we introduced two popular new Slurpee flavors, Mountain Dew and Mountain Dew Code Red. We also introduced our proprietary Premium Dark Mountain Roast coffee, which has a robust flavor designed to compete with the offerings at coffeehouses. We continue to work with third-party vendors to develop products specifically for our stores, such as Myntz! Instastripz, one of the fast-growing varieties of "film" mints.

In addition to a variety of products, our stores offer a number of services to our customers. We have the largest ATM network of any retailer, with more than 5,200 ATMs in our U.S. stores and an additional 500 in Canada. We continue to be one of the leading retailers of money orders in the United States. Our stores provide other services that draw customer traffic, such as the sale of lottery tickets.

We sell gasoline at more than 2,450 stores. We anticipate that most of our new stores will sell gasoline. New stores tend to have higher gasoline sales because they have more pumps with convenient configurations and offer the "pay-at-the-pump" option. More than 2,250 of our stores are equipped to accept credit cards at the pump. We are continuing to install "pay-at-the-pump" technology in locations where we believe it is cost-effective.

We manage gasoline sales through a centralized monitoring process to minimize the effects of gasoline margin volatility and maximize gross profit per gallon. Almost all of our stores that sell gasoline offer CITGO-branded gasoline.


RETAIL INFORMATION SYSTEM

Our retail information system is a proprietary system that provides our franchisees, store managers and management team with timely access to sales information by item captured by a point-of-sale scanning system at the register. As a part of the system, stores can be linked to vendors, our primary third-party distributor and our combined distribution centers for ordering and item-level information sharing. Effective utilization of the system is the foundation of our business model, allowing franchisees and store managers the ability to manage both their products and time more effectively.

The system features:

           * a point-of-sale, touch-screen system with scanning and integrated credit card authorization, supported by a centralized price book;

           * daily ordering for all items, supported by 5-day forward looking weather forecasts, merchandise messages and historical sales information;

           * category management and item level sales analysis;

           * integrated gasoline and "pay-at-the-pump" functionality;

           * automated back-office functions, such as sales and cash reporting, payroll, gasoline pricing and inventory control, which are connected directly to our accounting system; and

           * the ability to make delivery adjustments and perform write-offs on a hand-held unit.

We have installed hardware and software for the retail information system in the United States. We worked with a number of vendors to design and develop the system, including ACS Retail Solutions, EDS, NCR and NEC. We developed the system to support our business model in substantially the same manner that Seven-Eleven Japan's retail technology supports its business model.

     We completed a number of enhancements to the system during 2001, including debit card processing, additional credit card functionality, lottery management, integration of money orders and check authorization into the point-of-sale registers, additional support for age verification on restricted items and further support for promotions and improved item sales reporting. During 2002, we plan additional enhancements to the system. These will include enhancements to ordering and product assortment and additional automation of accounting functions, such as retail inventory adjustments. We also will be working on additional functions to support merchandising and ordering, targeted to be rolled out in 2003. We are implementing an intranet home page to facilitate communication to the stores and support other functions, such as labor scheduling. We plan to install an additional server in each store to support in-store training and other functions.

We own all of the necessary licenses for exclusive use of the retail information system. All of our U.S. stores have the scanning capability of the system today. Following additional development work, we plan to install the system in Canada beginning in 2002.

COMMISSARIES AND BAKERIES

We have contracted with third-parties who own and operate 11 bakeries and 12 commissaries that currently provide daily deliveries of fresh foods such as sandwiches, salads and baked goods to about two-thirds of our stores. These commissaries and bakeries average about 20,000 square feet in size. Each commissary ships approximately 13,000 units daily to our stores. Each bakery ships about 28,000 units. All store deliveries from our commissaries and bakeries are made from one of our combined distribution centers so that fresh products are in the stores by 5 a.m. for our morning customers. In addition to whatever governmental inspections may be required, we inspect these third-party commissaries and bakeries periodically to ensure that our products are produced in a safe and sanitary environment.

Bakeries and commissaries currently serve more than 3,900 of our stores. We expect to provide daily fresh food deliveries to about 1,200 additional stores by the end of 2002.


DISTRIBUTION

We rely primarily on traditional distribution services for the delivery of non-perishable goods to our stores. McLane Company, Inc., a wholly owned subsidiary of Wal-Mart Stores, Inc. is our primary third-party distributor. They deliver traditional grocery products to all of our company-operated stores and a majority of our franchised stores pursuant to a ten-year contract we entered into in 1992. The contract expires in November 2002. We are obtaining and evaluating proposals from McLane and other companies to provide these distribution services after the current contract expires. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Contractual Obligations and Commercial Commitments-Financial Obligations-Distribution Services."

Our stores also purchase a variety of merchandise, including certain beverages and snack foods, directly from a number of vendors and their wholesalers. We have been working with these vendors and distributors to improve the accuracy and scheduling of deliveries.

Currently, we use a system of 21 combined distribution centers in the United States and Canada to service more than 3,900 of our stores, and we expect to add about 1,200 stores to the system during 2002, which will bring the total daily distribution to almost 90%.

Combined distribution centers typically serve stores within a 90-minute drive. The 21 combined distribution centers are operated by third parties experienced in logistics. The average center is approximately 20,000 square feet in size and ships about 60,000 units to our stores daily. Each center has cross-docking facilities so that every incoming shipment is matched with an outgoing order. Each center serves an average of 150 to 200 stores using dedicated trucks on route systems that are exclusive to us. The centers receive deliveries of products such as milk, bread, produce, fresh and packaged bakery products, fresh sandwiches and other perishables from a variety of suppliers, including the commissaries and bakeries. Merchandise is then sorted to fill orders placed by area stores. All store deliveries are made by 5 a.m. the following day so that fresh products are ready for morning customers. For perishable products with a longer shelf life such as juices, deli meats and cheeses, the combined distribution centers may hold three to seven days of supplier-owned inventory when demonstrated to be more efficient and cost-effective.

FRANCHISEES

As of December 31, 2001, independent franchisees operated 3,174 7-Eleven stores in the United States. Merchandise sales by franchised stores are included in our net sales and totaled approximately $3.9 billion for the year ended December 31, 2001. Gasoline sales at franchised stores are also included in our net sales. In addition, we own all gasoline inventories at all but one of our franchised stores.

In our franchise program, we select qualified applicants and train the operators who will participate in store management. The franchisee pays us an initial fee that varies by store and is generally calculated based upon the gross profit of the store if it has been operating for more than 12 months, or average gross profit of the 7-Eleven stores in the designated market area if the store has been operating for less than 12 months. Under the standard franchise agreement, we lease to the franchisee a ready-to-operate 7-Eleven store and bear the costs of acquiring the land, building and equipment as well as most utility costs and property taxes. The standard agreement has an initial term of ten years, or the term of our lease on the store if shorter than ten years. The franchisee pays for all business licenses, permits and in-store selling expenses. We finance a portion of these costs, as well as the ongoing operating expenses and inventory purchases.

Under our standard franchise agreement, we generally receive approximately 52% of the merchandise gross profits. In addition, we pay the franchisee a commission in connection with gasoline sales which is the greater of one cent per gallon sold or 25% of the gasoline gross profit. The franchisee may terminate the franchise at any time. We may terminate the franchise only for cause following the notice specified in the franchise agreement.

     Approximately 40% of our franchise agreements expire on December 31, 2003. We are working with our franchisees to develop a new franchise agreement to replace agreements that are scheduled to expire on or after that date. See "Management's Discussion and Analysis of Financial
Condition and Results of Operations - Other Issues -
Franchise Agreement Renewal."

LICENSEES

As of December 31, 2001, area license agreements covered the operation of 16,819 7-Eleven stores in the following countries and U.S. territories:


                 COUNTRY             TOTAL STORES
              --------------         ------------
               Japan                      8,924
               Taiwan                     2,908
               Thailand                   1,722
               South Korea                1,001
               China                        516
               United States                441
               Mexico                       328
               Australia                    267
               Malaysia                     189
               Philippines                  161
               Singapore                    156
               Norway                        63
               Sweden                        60
               Denmark                       37
               Spain                         15
               Puerto Rico                   13
               Turkey                        10
               Guam                           8
                                       ----------
               TOTAL                     16,819
                                       ==========

We receive royalty payments from our area licensees based on a percentage of their gross sales. We have an equity interest in the Puerto Rico and Mexico area licensees.


COMPETITION

Our stores compete with a number of national, regional, local and independent retailers, including grocery and supermarket chains, grocery wholesalers and buying clubs, other convenience store chains, oil company gasoline/mini-convenience stores, food stores and fast food chains as well as variety, drug and candy stores. In sales of gasoline, our stores compete with other food stores, service stations and, increasingly, supermarket chains and discount retailers. We generate only a very small percentage of the gasoline sales in the United States. Each store's ability to compete depends on its location, accessibility and customer service. The rapid growth in the numbers of convenience-type stores opened by oil companies over the past several years has intensified competition.

TRADEMARKS

Our 7-Eleven trademark, registered in 1961, is well-known throughout the United States and in many other parts of the world. Our other trademarks and service marks include Slurpee, Big Gulp, Big Bite, Deli Central, Cafe
Select, World Ovens and Quality Classic Selection, as well as many other trade names, marks and slogans relating to other foods, beverages and items such as 7-Eleven Cafe
Cooler, 7-Eleven Frut Cooler, and Vcom.


EMPLOYEES

At December 31, 2001, we had 33,313 employees.


OUR MAJORITY SHAREHOLDER

Our majority shareholder, IYG Holding Co., is owned
51% by Ito-Yokado and 49% by Seven-Eleven Japan.  IYG
Holding is a Delaware corporation formed in 1991 to acquire and hold our common stock.

On March 16, 2000, IYG Holding purchased 22,736,842 shares of common stock for $540.0 million in a private transaction. As a result of that purchase, IYG Holding owned 76,124,428 shares, or 72.6%, of our common stock at December 31, 2001. In addition, IYG Holding's shareholders own quarterly income debt securities convertible into a maximum of 20,924,069 shares of our common stock. If these debt securities were converted into the maximum number of shares issuable upon conversion, IYG Holding's shareholders would beneficially own approximately 77.2% of our common stock.

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

SEVEN-ELEVEN JAPAN. Seven-Eleven Japan is a 50.3%- owned subsidiary of Ito-Yokado and is our largest area licensee, operating approximately 9,000 stores in Japan. It owns Seven-Eleven (Hawaii), Inc., which, as of December 31, 2001, operated an additional 56 7-Eleven stores in Hawaii under a separate area license agreement covering that state.


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

For a description of current environmental projects and proceedings, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Other
Issues-Environmental."


RECAPITALIZATION

On March 16, 2000, IYG Holding purchased 22,736,842 newly issued shares of our common stock for $540 million, or $23.75 per share. This purchase price represented a premium of $10.75, or 83%, over the stock's closing price on February 29, 2000, the trading day immediately before we publicly announced the sale. We used these funds primarily to reduce debt. As a result of this purchase, IYG Holding currently owns 76,124,428 shares, or 72.6%, of our common stock. The balance of our common stock is thinly traded, with average daily trading volume during 2001 of approximately 70,000 shares.

     In addition, at our April 26, 2000, Annual Meeting of
Shareholders, our shareholders approved an amendment to our Articles of Incorporation to effect a one-for-five reverse stock split of our common stock. The reverse stock split became effective on May 1, 2000.


RISK FACTORS

RISKS PARTICULAR TO OUR BUSINESS

FUTURE TOBACCO LEGISLATION, CAMPAIGNS TO DISCOURAGE
SMOKING, INCREASED TAXES ON TOBACCO PRODUCTS AND AN INCREASE
IN WHOLESALE PRICES OF TOBACCO PRODUCTS MAY HAVE A MATERIAL
ADVERSE EFFECT ON OUR REVENUES AND GROSS PROFIT.

Sales of tobacco products have averaged approximately
26% of our merchandise sales over the past three fiscal years. Future tobacco legislation, national and local campaigns to discourage smoking and increases in taxes on cigarettes and other tobacco products could cause sales or unit declines which could have a material adverse effect on sales of and margins for the tobacco products we sell.

In addition, major cigarette manufacturers continue to increase the wholesale prices of their products. If we are unable to pass future price increases on to our customers, gross profit margin on tobacco products would decline.


INCREASES IN THE WHOLESALE COST OF GASOLINE COULD
ADVERSELY AFFECT OUR REVENUE AND GROSS PROFIT.

Over the past three years, gasoline sales have averaged approximately 27% of our total net sales and 9.6% of our gross profit. Increases in the wholesale cost of gasoline could adversely affect our revenues if our retail gasoline gallons declined, and would adversely affect our gross profit if we are not able to fully pass on these increases to our customers.


CHANGES IN TRAFFIC PATTERNS AND INCREASED COMPETITION
COULD AFFECT OUR REVENUES.

We compete with numerous other convenience stores, supermarket chains, drug stores, fast food operations and other retail outlets. In addition, our stores that offer self-service gasoline compete with gasoline service stations and, more recently, supermarkets and discount retailers that offer gasoline. Our stores compete in large part based on their ability to offer convenience to customers. As a result, changes in traffic patterns and the type, number and location of competing stores could result in the loss of customers and a corresponding decrease in revenues for affected stores.


UNFAVORABLE WEATHER CONDITIONS IN THE SPRING AND
SUMMER MONTHS COULD ADVERSELY AFFECT OUR BUSINESS.

Weather conditions can have a significant effect on our sales, as buying patterns have shown that our customers increase their transactions and also purchase higher profit margin products when weather conditions are favorable. Consequently, our results are seasonal, and we typically earn more during the warmer second and third quarters. Unusually inclement weather conditions during those quarters may adversely affect our sales and profits.


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


WE MAY INCUR SUBSTANTIAL LIABILITIES FOR REMEDIATION
OF ENVIRONMENTAL CONTAMINATION AT OUR STORES.

Under various federal, state and local laws, ordinances and regulations, we may be liable for the costs of removing or remediating contamination. We may incur these liabilities at sites we currently own, or at sites we used to own, regardless of whether we knew about or were responsible for any contamination. The presence of contamination may subject us to liability to third parties and may adversely affect our ability to sell or rent such property.

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


OUR OPERATIONS IN CALIFORNIA HAVE BEEN, AND WILL
LIKELY CONTINUE TO BE, ADVERSELY AFFECTED BY INCREASES IN
THE PRICE OF ELECTRICITY.

Electricity prices in California rose significantly during 2001. The unstable utility market in California has become even more uncertain after Enron Corporation filed for bankruptcy in December 2001. On October 30, 1998, we entered into a contract with PG&E Energy Services Corp., effective through June 30, 2004, to provide electricity to about 75 percent of our nearly 1,200 stores in California. The prices we agreed to pay under this contract are lower than those available in the market today. In June 2000, PG&E Energy Services assigned the contract to Enron Corporation. The California Public Utility Commission is considering several issues related to utility contracts generally, but has not yet ruled on these issues. It is possible that the Commission may issue a ruling that effectively invalidates all contracts of the type we have with Enron. In that case, we would be forced to purchase our electricity through "bundled service" at then-current market rates. If that happens, we expect that our utility costs may increase by as much as $5 million over the internal projections we used in preparing our guidance for investors about our expected results for 2002.

Even if the Commission's ruling permits our contract to remain in effect, it is possible that the bankruptcy court will permit Enron to force us to amend the contract to increase our cost or to reject the contract, effectively terminating it. If the contract is amended, our electricity costs in California may increase significantly. If the contract is terminated, the impact will be similar to the impact of an unfavorable ruling from the California Public Utility Commission, as described in the paragraph above.


WE PURCHASE SUBSTANTIALLY ALL OF OUR GASOLINE FROM
ONE SUPPLIER, AND ANY SUDDEN DISRUPTION IN SUPPLY COULD
ADVERSELY AFFECT OUR REVENUES.

Gasoline sales comprise a substantial portion of our total sales. We purchase mosty all of our gasoline from CITGO Petroleum Corporation under a product purchase and supply agreement that expires in 2006. We may not be able to obtain alternative sources of gasoline quickly if our supplies from CITGO were suddenly disrupted. Any disruption in the supply of gasoline from CITGO may leave us, at least for a period of time, unable to meet the demand of our customers, which would adversely affect our sales and profitability. Although we believe we would be able to purchase gasoline from other suppliers if our supply from CITGO were disrupted, we may be required to pay a higher price, which would adversely affect our gasoline profits.


RISKS PARTICULAR TO OUR CAPITAL STRUCTURE

OUR FINANCIAL LEVERAGE MAY IMPAIR OUR FLEXIBILITY IN
OBTAINING ADDITIONAL FINANCING AND IN PURSUING BUSINESS
OPPORTUNITIES.

Our financial leverage has important consequences to the holders of our common stock, including the following:

         * It may be more difficult for us to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

         * It may be more difficult for us to implement our business strategy, adjust to changing market conditions, compete effectively and weather a downturn in general economic conditions; and

         * We may have to pay higher interest rates on our borrowings.

If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay planned expansion and capital expenditures, sell assets, obtain additional equity capital or restructure our debt.


OUR DEBT FACILITIES CONTAIN RESTRICTIVE COVENANTS,
WHICH MAY LIMIT OUR ABILITY TO ENGAGE IN VARIOUS ACTIVITIES.

Our bank credit facilities and the indentures related to our indebtedness contain a number of significant covenants that, among other things, restrict our ability and that of our subsidiaries to dispose of assets, incur additional indebtedness and pay dividends. In addition, we are required to satisfy financial tests. Failure to comply with these covenants could cause a default under our debt obligations and result in our debt becoming immediately due and payable which would materially adversely affect our business, financial condition and results of operations.

AS A RESULT OF ITS POSITION AS OUR MAJORITY
SHAREHOLDER, IYG HOLDING CAN CONTROL THE OUTCOME OF ANY
EVENT REQUIRING A VOTE OF OUR SHAREHOLDERS.

At December 31, 2001, IYG Holding owned 72.6% of our outstanding common stock. In addition, IYG Holding's shareholders own quarterly income debt securities convertible into a maximum of 20,924,069 shares of our common stock. If these debt securities were converted into the maximum number of shares issuable upon conversion, IYG
Holding's shareholders would beneficially own approximately
77.2% of our common stock.  As our majority owner, IYG
Holding is able to determine the outcome of all corporate actions requiring shareholder approval. For example, IYG
Holding can control decisions with respect to:

       * our direction and policies, including the election and removal of members of our board of directors;

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

ITEM 2.  PROPERTIES

     STORES. The following table shows the location and number of our company-operated and franchised 7-Eleven stores in operation on December 31, 2001. These figures include seven stores that we operate under names other than 7-Eleven. We plan to convert these stores to the 7-Eleven name over the next few years or close them.



STATE/PROVINCE                                  STORES
---------------                 ---------------------------------------
                                OWNED          LEASED            TOTAL
U.S.
-----
  Arizona                        35               59                94
  California                    247              936             1,183
  Colorado                       59              181               240
  Connecticut                     8               44                52
  Delaware                       10               16                26
  District of Columbia            5               14                19
  Florida                       235              312               547
  Idaho                           5                8                13
  Illinois                       58              112               170
  Indiana                        10               26                36
  Kansas                          7                8                15
  Maine                           0               21                21
  Maryland                       90              214               304
  Massachusetts                  14               91               105
  Michigan                       51               74               125
  Missouri                       32               47                79
  Nevada                         90              111               201
  New Hampshire                   4               19                23
  New Jersey                     78              135               213
  New York                       44              207               251
  North Carolina                  2                5                 7
  Ohio                           11                4                15
  Oregon                         38               92               130
  Pennsylvania                   74               92               166
  Rhode Island                    0               12                12
  Texas                         124              179               303
  Utah                           42               68               110
  Vermont                         0                4                 4
  Virginia                      211              402               613
  Washington                     54              161               215
  West Virginia                  10               13                23
  Wisconsin                      15                0                15

CANADA
-------
  Alberta                        35              106               141
  British Columbia               30              123               153
  Manitoba                       14               35                49
  Ontario                        31               82               113
  Saskatchewan                   21               22                43
                              -----            -----             ------
        Total                 1,794            4,035              5,829
                              =====            =====             ======


ADDITIONAL INFORMATION ABOUT PROPERTIES AND LEASES. At December 31, 2001, 37 7-Eleven stores were under construction. We owned or were under contract to purchase
22 undeveloped sites, and had leases on another 152 undeveloped sites. In addition, at year-end 2001 we owned 64 store properties available for sale, including 29 unimproved parcels of land, 21 closed store locations, and 14 parcels of excess property adjoining store locations. At December 31, 2001, 15 of these properties were under contract for sale.

     At December 31, 2001, we held leases on 159 closed stores or other non-operating facilities, 15 of which were leased from the 7-Eleven, Inc. Employees' Savings and Profit Sharing Plan. Of these 159 leases, 117 were subleased to third parties at year-end 2001.

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


ITEM 3.     LEGAL PROCEEDINGS

     At December 31, 2001, we were not a party to, nor was any of our property the subject of, any pending material legal proceeding.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

ITEM 5.      MARKET FOR OUR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     Our common stock, $.0001 par value per share, is our only class of common equity and is our only security with voting rights. As of March 1, 2002, 104,829,197 shares of our common stock were issued and outstanding, held by 1,973 record holders. During 2001, our common stock was traded on the New York Stock Exchange under the symbol "SE." The table below shows the price range for our common stock during each quarter of 2000 and 2001 and the closing price of our common stock on the last trading day of each quarter. We have adjusted all figures to reflect the one-for-five reverse split of our common stock that became effective on May 1, 2000.

     QUARTERS                  PRICE RANGE
                         HIGH      LOW      CLOSE
     2000
     FIRST            $ 21.25   $  8.13   $ 18.75
     SECOND             21.25     11.88     13.75
     THIRD              15.63     12.00     12.75
     FOURTH             13.00      8.00      8.75

     2001
     FIRST            $ 11.52   $  8.50   $  9.90
     SECOND             13.16      8.61     11.25
     THIRD              14.00      8.25      9.65
     FOURTH             12.30      9.15     11.71


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

Under Texas law, we are permitted to pay cash dividends only
(a) out of our surplus, which is defined as the excess of the total value of our assets over the sum of our debt, the par value of our stock and the consideration fixed by the our board of directors for stock without par value, and (b) if, after paying cash dividends, we would not be insolvent, which is defined as unable to pay our debts as they become due in the usual course. Our board of directors may determine that a surplus exists, among other ways, by examining our financial statements, by conducting a fair valuation, or by analyzing information derived from any other reasonable method.

     In addition, see "Recapitalization," above.


ITEM 6.   SELECTED FINANCIAL DATA



                                     SELECTED  FINANCIAL  DATA

                                  7-ELEVEN, INC. AND SUBSIDIARIES


                                                                  YEARS ENDED DECEMBER 31
                                                  -----------------------------------------------------
                                                     1997       1998      1999       2000       2001
                                                  ---------  ---------  ---------  ---------  ---------
                                                      (DOLLARS IN MILLIONS, EXCEPT PER-SHARE DATA)
STATEMENT OF EARNINGS DATA:
Net Sales:
  Merchandise                                      $ 5,181.8  $ 5,573.6  $ 6,216.1  $ 6,632.2  $ 7,019.5
  Gasoline                                           1,789.4    1,684.2    2,035.6    2,713.8    2,762.3
                                                   ---------  ---------  ---------  ---------  ---------
    Total net sales                                  6,971.2    7,257.8    8,251.7    9,346.0    9,781.8
Other income                                            89.4       92.0       97.8      105.1      112.3
                                                   ---------  ---------  ---------  ---------  ---------
    Total revenues                                   7,060.6    7,349.8    8,349.5    9,451.1    9,894.1
LIFO charge (credit)                                     0.1        2.9        9.9        4.6       (7.5)
Depreciation and amortization                          196.2      194.7      205.5      239.3      266.9
Interest expense, net                                   90.1       91.3      102.2       79.3       62.7
Earnings before income tax expense and
  extraordinary gain and cumulative effect
  of accounting change                                 115.3       82.6      127.3      153.7      153.4
Income tax expense (1)                                  45.3       31.9       48.5       47.2       59.8
Earnings before extraordinary gain and
  cumulative effect of accounting change                70.0       50.7       78.8      106.5       93.6
Net earnings (2)                                        70.0       74.0       83.1      108.3       83.7
Earnings before extraordinary gain and
  cumulative effect per common share:
    Basic                                               0.85       0.62       0.96       1.06       0.89
    Diluted                                             0.81       0.60       0.87       0.97       0.83
Weighted-average shares outstanding:
    Basic (3)                                           82.0       82.0       82.0      100.0      104.8
    Diluted (3)                                         96.4      101.9      103.0      121.4      125.9
BALANCE SHEET DATA (END OF PERIOD):
Total assets                                         2,138.6    2,476.1    2,685.7    2,742.3    2,902.8
Total debt                                           1,852.1    1,958.9    2,044.7    1,337.5    1,434.6
Convertible Quarterly Income Debt Securities (4)       300.0      380.0      380.0      380.0      380.0
Total shareholders' equity (deficit) (3)              (721.5)    (642.2)    (559.6)      82.1      152.5



(1)  Income tax expense in 2000 includes a $12.5 million benefit in connection with our settlement of certain outstanding issues with the IRS.

(2)  Net earnings in 1998, 1999 and 2000 include extraordinary gains of $23.3 million, $4.3 million and
       $1.8 million, respectively, in connection with debt redemption.  Net earnings in 2001 include a cumulative effect of accounting change of $9.8 million and net-of-tax income of $9.3 million, both in connection with the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging
       Activities."  Net earnings in 2001 also includes an after-tax expense of $3.2 million for planned store closings.

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




ITEM 7.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS REPORT INCLUDES CERTAIN STATEMENTS THAT ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ANY STATEMENT IN THIS REPORT THAT IS NOT A STATEMENT OF HISTORICAL FACT MAY BE DEEMED TO BE A FORWARD-LOOKING STATEMENT. WE OFTEN USE THESE TYPES OF STATEMENTS WHEN DISCUSSING OUR PLANS AND STRATEGIES, OUR ANTICIPATION OF REVENUES FROM DESIGNATED MARKETS AND STATEMENTS REGARDING THE DEVELOPMENT OF OUR BUSINESSES, THE MARKETS FOR OUR SERVICES AND PRODUCTS, OUR ANTICIPATED CAPITAL EXPENDITURES, OPERATIONS, SUPPORT SYSTEMS, CHANGES IN REGULATORY REQUIREMENTS AND OTHER STATEMENTS CONTAINED IN THIS REPORT REGARDING MATTERS THAT ARE NOT HISTORICAL FACTS. WHEN USED IN THIS REPORT, THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "SEEK," "ESTIMATE" AND OTHER SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THERE CAN BE NO ASSURANCE THAT: (I) WE HAVE CORRECTLY MEASURED OR IDENTIFIED ALL OF THE FACTORS AFFECTING US OR THE EXTENT OF THEIR LIKELY IMPACT; (II) THE PUBLICLY AVAILABLE INFORMATION WITH RESPECT TO THESE FACTORS ON WHICH OUR ANALYSIS IS BASED IS COMPLETE OR ACCURATE; (III) OUR ANALYSIS IS CORRECT; OR (IV) OUR STRATEGY, WHICH IS BASED IN PART ON THIS ANALYSIS, WILL BE SUCCESSFUL. WE DO NOT ASSUME ANY OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

We are the world's largest operator, franchisor and licensor of convenience stores and the largest convenience store chain in North America. Our revenue principally consists of merchandise and gasoline sales and, to a lesser extent, royalty income from licensees. Our primary expenses consist of cost of goods sold; operating, selling, general and administrative expense; occupancy; interest expense and taxes.

MANAGEMENT STRATEGY OVERVIEW

Over the last several years, we have refined our business strategy to take advantage of our widely recognized brand and to leverage our size, technology and people. In 2002, we will accelerate investment in our traditional convenience store business and our key growth initiatives in order to improve our competitive position and financial results in 2003 and beyond. Our primary focus in 2002 will be in the following areas:

* Introducing new or improved products and services at our stores;
*     Growing and improving our existing store base;
*     Enhancing our retail information system;
*     Developing our people; and
*     Improving administrative efficiencies.

INTRODUCING NEW OR IMPROVED PRODUCTS AND SERVICES AT OUR
STORES

The financial services business continues to be one of our priorities. Recognizing our customers' needs for convenient and continuously available financial services, we developed Vcom, our proprietary self-service kiosk that offers check-cashing, money order, money transfer and traditional ATM services. We are currently operating a 98-store Vcom pilot program in Texas and Florida. Upon successful completion of the pilot program, we anticipate beginning deployment of additional Vcom kiosks to our stores in the second half of 2002 with up to 3,500 kiosks deployed by the end of 2003.

Our fresh food business is a key component of our long-term growth strategy. We are improving the quality of our fresh food offering, introducing new menu items and new packaging and leveraging the brand equity in our Big Gulp, Big Bite and Big Brew brands. In February 2002, we began a pilot program of new, higher quality products under the brand name Big Eats, and we expect to introduce additional pilot markets in the second quarter. If pilot results are successful, we would expect to begin a rollout of the Big Eats brand to all of our stores that are serviced by a combined distribution center. Additionally, we will promote our fresh foods through radio and television advertising and updated point-of-purchase displays.

GROWING AND IMPROVING OUR EXISTING STORE BASE

We plan on opening between 125 and 150 new stores during 2002. We intend to focus this expansion on our existing markets to leverage our infrastructure and maximize the efficiencies of our network of 21 combined distribution centers. In addition, during 2002 we plan on improving our existing store base by spending an estimated $135 million for capital expenditures related to the maintenance and replacement of store equipment.

ENHANCING OUR RETAIL INFORMATION SYSTEM

In 2002, we plan to accelerate our capital spending on information technology to approximately $120 million. We will apply most of this spending to enhance our proprietary retail information system in order to reduce administrative work for our store operators and improve their future productivity. These enhancements will automate the verification of product delivery from vendors and process vendor invoices electronically. We plan to add labor scheduling and job assignment tools that will save time, create more accountability and permit store operators to plan a consistent and organized work flow.

Enhanced automation will also improve our system of store cash reporting and the processes for reconciling lottery reports and completing shift changes. These actions will save store managers time and improve the accuracy of store cash reports. We expect these initiatives to contribute to reduced shortages in both cash and inventory in the future.

DEVELOPING OUR PEOPLE

We recognize that employees and franchisees are critical to our success. As such, we have designed and developed new training programs that we plan to implement in 2002. Our new staffing model will clearly define a store employee's career path and require mandatory certification of certain skills in order to be promoted. After completing computerized training at our stores, employees will be tested and certified. In addition, our field consultants, a position that supports a group of about eight 7-Eleven stores, will undergo a rigorous training program to ensure they are fully able to manage as well as train key aspects of store operations.

We have also strengthened our hiring process by utilizing additional screening tools and new pay scales to improve employee and franchisee recruitment and selection. We recently launched a new jobs line to increase applicant flow. We plan to introduce an incentive program that grades and rewards successful execution of the five fundamentals of our business: product assortment, quality, service, cleanliness and value.

Through these initiatives, we believe we can improve the knowledge and skills of our store operators, increase sales and lower turnover, all of which will improve the operating performance of our stores.

IMPROVING ADMINISTRATIVE EFFICIENCIES

We also believe we can improve efficiency through process improvements. In 2001, we hired seasoned executives with expertise in logistics and procurement to assist us in reducing our costs in these two areas. We have a new centralized procurement department with a focus on standardizing procurement procedures company-wide, provide a more disciplined approach to the competitive bidding process and aggressively negotiate terms with our vendors. In addition, we are studying other administrative areas of the company with the objective of lowering our level of administrative costs.

OTHER 2002 BUSINESS ISSUES

     COST REDUCTIONS. We are constantly evaluating our operating performance to improve our financial results. As part of a continuing effort to lower operating expenses, we undertook a comprehensive review in 2001 of our corporate, field and distribution infrastructure as well as our store base. As a result of this review, we are closing underperforming stores, consolidating one division and reducing corporate staff. In the first quarter of 2002, we committed to and carried out a plan that eliminated approximately 100 positions. As a result, our first quarter 2002 results will include a $4.7 million pretax charge to Operating, Selling, General and Administrative ("OSG&A") expenses for severance costs.

     We plan to optimize our store base by closing underperforming stores and opening new stores in strategic locations. In the first quarter of 2002, we committed to a plan to close between 115 and 120 underperforming stores in 2002. We recorded an asset impairment charge of $5.3 million in the fourth quarter of 2001 related to these stores. In the first quarter of 2002, we will record a pretax charge of $5.8 million to OSG&A primarily for anticipated future rent for these stores and other expenses in excess of the income we expect to derive from subleasing them. During 2002, we also plan to open 125 to 150 new stores. See "-Management Strategy Overview - Growing and improving our existing store base."

     We expect to realize an annual pretax operating earnings benefit of $17 million due to our cost reduction efforts. We will not realize the full amount of this annual benefit, however, until 2003. We intend to initiate and continue other cost reductions to improve operating earnings such as standardized procurement procedures and negotiating a new distribution services agreement with favorable terms.

     ROYALTY PAYMENT REDUCTION. We have a license agreement with Seven-Eleven Japan under which Seven-Eleven Japan pays us a royalty fee based upon a percentage of its total revenues. In 1988, we monetized this yen royalty stream and amended our license agreement with Seven-Eleven Japan. The monetization enabled us to repay $300 million of debt. The amendment to the license agreement will reduce Seven-Eleven Japan's royalty payments to us by approximately 70% beginning in August 2002. This reduction will decrease our Seven-Eleven Japan royalty receipts by approximately $18 million in 2002 compared to 2001. Our Seven-Eleven Japan royalty receipts will decrease in 2003 by approximately $24 million compared to 2002. We do not anticipate any further reductions in the amount of the license fee percentage. See "-Other Issues-Related Party Transactions - License Royalties."

     DISTRIBUTION SERVICES. Our ten-year distribution services agreement with McLane Company, Inc. expires in November 2002. We are currently discussing with numerous wholesale companies, including McLane, the possibility of providing distribution services to our U.S. stores after our McLane agreement expires. See "-Liquidity and Capital Resources-Contractual Obligations and Commercial Commitments-Distribution Services."

     NEW ACCOUNTING STANDARDS. We are adopting two new required accounting standards in 2002 that will have a significant impact on our reported results of operations. Effective January 1, 2002, we will adopt Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Adopting SFAS No. 142 means we will no longer amortize goodwill and certain intangible assets. This will result in an annual reduction in amortization expense of approximately $19 million beginning in 2002. Effective January 1, 2002, we will adopt the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations," which for our purposes relates to the accounting for costs associated with future removal of underground gasoline tanks. This adoption will result in a one-time, cumulative effect after-tax charge of approximately $29 million and reduce our 2002 earnings before cumulative effect charge by approximately $2 million. We intend to record the cumulative charge in the first quarter of 2002. See "-Other Issues-Recently Issued Accounting Standards" and
Note 18 to the Consolidated Financial Statements.

     LEASE RENEWALS. We lease approximately two-thirds of our 5,829 U.S. and Canadian store locations. Over the next five years, about half of these leases expire or will require renegotiation of the rental rates. Beginning in 2002, we will devote considerable energies to extending and/or renegotiating these leases. See "-Liquidity and Capital Resources-Contractual Obligations and Commercial Commitments-Financial Obligations-Store Leases."

     The combination of the above factors is expected to cause pressure on our 2002 earnings.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See Note 1 to the Consolidated Financial Statements.

FRANCHISEES

We consolidate all merchandise sales and cost of goods sold from stores operated by franchisees with the results of company-operated stores. We split the merchandise gross profit of franchise stores between our franchisees, who generally receive 48% of the gross profit, and ourselves.
Our share of the merchandise gross profit of franchise stores represents the ongoing franchise fee. In addition, for gasoline sales, our franchisees receive the greater of one cent per gallon sold or 25% of gasoline gross profit as compensation for services they perform related to gasoline. The franchisees' share of the merchandise and gasoline gross profit is presented as franchisee gross profit expense in the accompanying Consolidated Statements of Earnings. If we did not consolidate the franchisee merchandise revenues and cost of goods sold into our consolidated financial results, our net earnings would not change; our Consolidated Statement of Earnings, however, would not reflect any franchise gross profit expense and would reflect significantly lower merchandise revenues and cost of goods sold. Instead, our share of the earnings from franchised stores would be reflected as Other Income in our Consolidated Statement of Earnings.

We include the franchise stores' merchandise sales and cost of sales in our financial statements because we believe that we retain a more significant financial and merchandising advisory role in the franchise business than is present in most other franchisor/franchisee relationships. For example, unlike most franchise models, we own or lease the stores and equipment used by the franchisees as well as provide accounting and merchandising services, among others. Due to this significant level of involvement and our retention of certain business risks associated with the ownership or leasing of franchised locations and the equipment used by franchisees, we believe that our financial statement presentation appropriately reflects the substance of this combined economic relationship. See Note 1 to the Consolidated Financial Statements.

     ENVIRONMENTAL

We accrue for the estimated future costs related to remediation activities at existing and previously operated gasoline storage sites and other operating and non-operating properties where releases of regulated substances have been detected. Our estimates of the anticipated future costs for remediation activities at such sites are based upon our prior experience with remediation sites and consideration of factors such as the condition of the site contamination, location of tank sites and our experience with contractors who perform environmental assessment and remediation work.
We determine the reserve on a site-by-site basis and record a liability for remediation activities when it is probable that corrective action will be taken and the cost of the remediation activities can be reasonably estimated.

A portion of the environmental expenditures we incur for remediation activities is eligible for reimbursement under state trust funds and reimbursement programs. A receivable is recorded for estimated probable refunds when the related liability is recorded. The amount of the receivable is based upon our historical collection experience with the specific state fund (or other state funds), the financial status of the state fund and our priority ranking for reimbursement from the state fund. We discount the receivable if the amount relates to remediation activities that have already been completed.

The estimated future remediation expenditures and related state reimbursement amounts could change as governmental requirements and state reimbursement programs continue to be implemented or revised. Such revisions could have a material impact on our operations and financial position. See "-Other Issues-Environmental" and Note 13 to the Consolidated Financial Statements.

     STORE CLOSINGS AND ASSET IMPAIRMENT

We write down property and equipment of stores we are closing to estimated net realizable value at the time we commit to a plan to close such stores. If we lease the store, we will also accrue for related future estimated rent and other expenses if we believe the expenses will exceed estimated sublease rental income. We base the estimated net realizable value of property and equipment on our experience in utilizing and/or disposing of similar assets and on estimates provided by our own and/or third-party real estate experts. We also use our experience in subleasing similar property to estimate future sublease income. If there is a significant change in the real estate market, our net realizable value estimates and/or our estimated future sublease income could change materially. See Note 1 to the Consolidated Financial Statements.

     YEN LOANS

We use the Seven-Eleven Japan license royalty receipts to service the monthly principal and interest payments on our outstanding yen loans. This provides us with an economic hedge against fluctuations in the Japanese yen to U.S. dollar exchange rate. Effective January 1, 2001, SFAS No. 133 ,
          "Accounting for Derivative Instruments and Hedging Activities," nullified the hedge accounting treatment we were previously applying to the Seven-Eleven Japan royalty and yen loans. In the first quarter of 2001, we recorded a one-time charge of $9.8 million, net of taxes, related to the cumulative effect of the adoption of SFAS No. 133. Accordingly, since January
1, 2001, we have adjusted the balance of the yen loans at each reporting date to reflect the current Japanese yen to U.S. dollar exchange rate, and the resultant foreign currency exchange gain or loss is recognized in earnings. In addition, we record the Seven-Eleven Japan royalty and interest expense on the yen loans at the average Japanese yen to U.S. dollar exchange rate for the respective periods. Our
2001 reported results include pretax non-cash transaction gains of $15.9 million associated with the adjustment of our yen loan balance to reflect the current Japanese yen to U.S.
dollar exchange rate. Future changes in the Japanese yen to U.S. dollar exchange rate will continue to result in non-cash transaction gains or losses. See "-Quantitative and Qualitative Disclosures About Market Risks-Foreign-Exchange
Risk Management" and Note 8 to the Consolidated Financial
Statements.

     INVENTORIES

Inventories are stated at the lower of cost or market.
Cost is generally determined by the last-in, first-out ("LIFO") method for company-operated stores in the United States and by the first-in, first-out ("FIFO") method for stores in Canada. Although the LIFO method generally matches the most recent product cost with related revenues, decreases in inventory quantities can result in a liquidation of LIFO inventory layers recorded at costs that are lower than the current costs, which would lower cost of goods sold and increase our margin. See Notes 1 and 3 to the Consolidated Financial Statements.

     WORKERS' COMPENSATION AND GENERAL LIABILITY RESERVES

     We have third-party insurance for workers' compensation and general liability losses, with predetermined deductibles. We record our share of workers' compensation and general liability losses based upon independent actuarial estimates of the aggregate liabilities for claims incurred. A significant change in claims experience or in the criteria which the actuary utilizes could result in a material revision to our liability.

     OFF-BALANCE SHEET LEASE-FINANCING

We utilize an off-balance sheet lease-financing program to diversify our funding sources for new store growth. In 1999 and 2001, we entered into lease-financing programs for constructing new stores and acquiring operating convenience stores from third parties not affiliated with us. Under these programs, we do not include the costs incurred in constructing or acquiring the stores or any related financing obligations in our Consolidated Balance Sheets. If we were to account for the stores covered under these programs as owned assets or capital leases, our balance sheet would include the costs incurred in constructing the stores or acquiring the operating convenience stores and any related financing obligations. See "-Liquidity and Capital Resources-Contractual Obligations and Commercial Commitments-Financial Obligations-Operating Lease Obligations-Off-Balance Sheet Lease-Financing Program" and Note 11 to the Consolidated Financial Statements.

COMPARISON OF 2001 TO 2000 RESULTS



NET SALES

                                                     YEARS ENDED DECEMBER 31
                                                 ------------------------------
                                                      2000              2001
                                                     ------             ------
Net Sales (in millions):
   Merchandise sales                                 $6,632.2           $7,019.5
   Gasoline sales                                     2,713.8            2,762.3
                                                     --------           --------
Total net sales                                      $9,346.0           $9,781.8
U.S. same-store merchandise sales growth                  5.6%               4.8%
Gasoline gallons sold (in millions)                   1,769.6            1,900.6
Gasoline gallon sales change per store                    0.6%               3.7%
Average retail price of gasoline per gallon          $   1.53           $   1.45


     Merchandise sales for 2001 increased $387.3 million, or 5.8%, over 2000. Key contributors to the merchandise sales growth in 2001 were increases in the sales of cigarettes, prepaid cards, beer and non-carbonated beverages. Primary contributors to this growth include improving merchandise assortment, offering new items such as energy drinks and operating an average of 61 additional stores in 2001 as compared to 2000. Partially offsetting these increases were decreases in 7-Eleven Cafe Cooler frozen beverages and apparel products.

In addition, U.S. same-store merchandise sales growth was 4.8% (or 5.1% after adjusting for the additional day due to leap year in 2000). Increases in the retail price of cigarettes due to wholesale cost increases accounted for less than 1% of growth in 2001 and less than 2% of such growth in 2000.

     Gasoline sales for 2001 increased $48.6 million, or 1.8%, over 2000. We attribute this increase to a 3.7% increase (or 4.0% after adjusting for the additional day due to leap year in
2000) in per-store gallons sold and the operation of an average of 83 additional gasoline stores in 2001, which were partially offset by an 8-cent decrease in the average retail price of gasoline in 2001. The increase in per-store gallons sold is primarily due to the addition of new higher-volume gasoline stores which typically have more gasoline pumps than existing stores.


GROSS PROFIT

                                                         YEARS ENDED DECEMBER 31
                                                    -------------------------------
                                                         2000               2001
                                                        ------             ------
Gross Profit (in millions):
   Merchandise gross profit                            $2,304.6           $2,399.7
   Gasoline gross profit                                  238.9              262.5
                                                       --------           --------
Total gross profit                                     $2,543.5           $2,662.2
Merchandise gross profit margin                           34.75%             34.19%
Merchandise gross profit growth per store                   6.4%               3.0%
Gasoline gross profit margin cents per gallon             13.50              13.81
Gasoline gross profit change per store                      2.5%               6.1%


      We calculate gross profit by subtracting our total cost of goods sold from our total net sales. Merchandise gross profit for 2001 increased $95.1 million, or 4.1%, over 2000 as a result of higher sales, partially offset by a decline in gross profit margin to 34.19% from the prior year's 34.75%. Our overall gross profit margin and gross profit growth per store decline was due to a combination of wholesale cost increases, changes in product mix and the impact of cigarette cost increases. Some of our faster growing product categories were cigarettes, prepaid cards, beer and fresh foods, all of which are traditionally lower margin products. Our strategy of maintaining competitive everyday fair prices in the face of increasing wholesale costs has resulted in lower margins in some cases. Aggressive pricing by competitors for items such as bread, milk, cigarettes and soft drinks has also decreased our margin. These factors will continue to put pressure on our merchandise gross profit margin; however, we anticipate that our merchandise gross profit margin will improve in 2002 through aggressive monitoring of our retail pricing and continued efforts to reduce our cost of goods sold.

     Gasoline gross profit for 2001 increased $23.6 million, or 9.9%, over 2000 primarily due to increased sales volume. Gasoline gross profit margin improved to 13.81 cents per gallon for 2001 compared to 13.50 cents per gallon in 2000. Our gasoline gross profit per store increased 6.1% from 2000 in part because of wholesale costs declining more quickly than retail prices during the second half of 2001 and our management of retail gasoline prices.

We manage retail gasoline prices through a centralized monitoring process to minimize the effect of gasoline margin volatility and maximize our gross profit per gallon. Increases or decreases in the wholesale cost of gasoline will generally cause similar increases or decreases in the retail price of gasoline. An increase in the wholesale cost of gasoline generally results in higher retail prices within five to ten days after the cost increase. Conversely, a decrease in the wholesale cost of gasoline generally results in lower retail prices within 15 to 20 days after the cost decrease. Competitive conditions in the retail marketplace can cause these time periods to vary considerably on a market-by-market basis, which can have a significant impact on gasoline gross profit margin. Over the last nine years, however, our gasoline gross profit margins have ranged from
13.07 to 14.50 cents per gallon on an annual basis.

OTHER INCOME

     Other income consists primarily of area license royalties and initial franchise fees. Other income for 2001 was $112.3 million, an increase of $7.2 million, or 6.9%, from $105.1 million in 2000. We attribute this primarily to an increase in royalty income from our area licensees to $84.8 million in 2001 from $80.9 million in 2000, which resulted primarily from higher sales at stores operated by licensees, an increase in the number of such stores and a benefit of $1.8 million on our Seven-Eleven Japan royalty receipts due to changes in the yen to U.S. dollar exchange rate. See "-Management Strategy Overview-Other 2002 Business Issues-Royalty Payment Reduction."

     FRANCHISEE GROSS PROFIT EXPENSE

     Franchisee gross profit expense for 2001 was $706.6 million, an increase of $39.3 million, or 5.9%, from $667.3 million in 2000, due to higher per store gross profits at franchised stores and an increase in the number of stores operated by franchisees. See "-Critical Accounting Policies and Estimates" and Note 1 to the Consolidated Financial Statements.

     OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     The primary components of OSG&A are store labor, occupancy (including depreciation) and corporate expenses. OSG&A for 2001 was $1,851.8 million, an increase of $103.5 million, or 5.9%, from $1,748.3 million in 2000. We attribute this increase primarily to costs associated with operating an average of 61 new stores in 2001, combined with increased labor expense. Other increases included significantly higher utility costs, mostly due to increased rates in California, Texas and Florida, and increases in our costs associated with environmental contamination, credit card processing due to increased revenues and credit card volume and enhancements to our retail information system. In addition, OSG&A for 2001 includes a $5.3 million write-down in connection with our closing of underperforming stores. (See "-Management
Strategy Overview-Other 2002 Business Issues-Cost
Reductions.") These expense increases were partially offset by a non-cash benefit of $15.9 million we recorded in connection with conversion of our yen-based debt to the year-end exchange rate.

     The ratio of OSG&A to net sales increased to 18.9% for 2001 from 18.7% for 2000. Excluding a 5% decline in the retail price of gasoline, the impairment charge and the conversion gain, the ratio of OSG&A to net sales in 2001 was 18.7%. In 2002, our investment in new stores and technology, projected increases in utility costs and the effects of store lease renewals will adversely affect the ratio of OSG&A to net sales. Pressure on this ratio will also result from anticipated increases in repair and maintenance expenses as a result of our continued efforts to enhance our store image and grow our store base. To mitigate this impact, we are accelerating our expense reduction efforts.

     INTEREST EXPENSE, NET

     Net interest expense for 2001 was $62.7 million, a decrease of $16.6 million, or 20.9%, from $79.3 million in 2000. In March 2000, we received $540.0 million by selling 22,736,842 newly issued shares of our common stock to IYG Holding Company, and we used the proceeds from this sale to reduce our outstanding indebtedness. This reduction of indebtedness accounts for a significant portion of our reduction in net interest expense in 2001. During 2001 we also benefited from a lower interest rate environment. See "- Quantitative and Qualitative Disclosures About Market Risks-Interest Rate Risk Management."

     In accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring," our debentures are recorded at an amount equal to the undiscounted cash payments of both principal and interest, and we do not recognize interest expense on our debentures in our Consolidated Statement of Earnings. Accordingly, we charge the cash interest payments against the recorded amount of the debentures. If we did not account for our debentures in accordance with SFAS No. 15, our reported interest expense would have increased by $17.7 million in 1999, 2000 and 2001. See Note 8 to the Consolidated Financial Statements.

     INCOME TAX EXPENSE

     Income tax expense for 2001 was $59.8 million, an increase of $12.6 million, or 26.7%, from $47.2 million in 2000. This increase is due to a non-recurring benefit of $12.5 million recorded in 2000 which resulted from a favorable settlement with the Internal Revenue Service related to audits of our federal income taxes for the tax years 1992 through 1995. Excluding the effect of this non-recurring benefit, our effective tax rate was 39.0% for 2001, compared to 38.8% in 2000.

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     On January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which resulted in a one-time charge of $9.8 million, net of taxes, related to the cumulative effect of the accounting change on our yen-denominated debt. See Note 8 to the Consolidated Financial Statements.

EXTRAORDINARY ITEMS

In 2001, we had no extraordinary items. In 2000, we purchased $36.1 million of the outstanding principal of debt related to Cityplace, our corporate headquarters, for $33.2 million, resulting in a $1.8 million after-tax gain. See
Note 8 to the Consolidated Financial Statements.

     NET EARNINGS

Net earnings for 2001 were $83.7 million ($0.75 per diluted share), a decrease of $24.6 million, or 22.7%, from $108.3 million ($0.98 per diluted share) in 2000. Earnings before the extraordinary gain and the cumulative effect of the accounting change discussed above were $93.6 million ($0.83 per diluted share) for 2001, a decrease of $12.9 million, or 12.2%, from $106.5 million ($0.97 per diluted share) in 2000.

     SEASONALITY

     Weather conditions can have a significant impact on our sales, as buying patterns have shown that our customers increase their transactions and also purchase higher profit margin products when weather conditions are favorable. Consequently, our results are seasonal, and we typically earn more during the warmer second and third quarters.

    COMPARISON OF 2000 TO 1999 RESULTS



NET SALES

                                                     YEARS ENDED DECEMBER 31
                                                 ------------------------------
                                                      1999              2000
                                                     ------             ------
Net Sales (in millions):
   Merchandise sales                                 $6,216.1           $6,632.2
   Gasoline sales                                     2,035.6            2,713.8
                                                     --------           --------
Total net sales                                      $8,251.7           $9,346.0
U.S. same-store merchandise sales growth                  9.1%               5.6%
Gasoline gallons sold (in millions)                   1,686.6            1,769.6
Gasoline gallon sales change per store                    3.5%               0.6%
Average retail price of gasoline per gallon          $   1.21           $   1.53



     Merchandise sales for 2000 increased $416.1 million, or 6.7%, over 1999. The largest contributors to the merchandise sales growth in 2000 were cigarettes, prepaid cards, beer, non-carbonated beverages, coffee and snacks, which were offset, in part, by decreases in the sales of frozen beverages, newspapers and other publications. Primary contributors to this growth include improving merchandise assortment, offering new items and operating an average of 60 additional stores in 2000 as compared to 1999.

In addition, U.S. same-store merchandise sales growth was 5.6% (or 5.3% after adjusting for the additional day due to leap year in 2000). Increases in the retail price of cigarettes due to wholesale cost increases accounted for less than 2% of such growth in 2000 and 5% of such growth in 1999.

     Gasoline sales for 2000 increased $678.2 million, or 33.3%, over 1999, primarily due to a higher retail price of gasoline and operating an average of 95 additional gasoline stores. The average retail price of gasoline was $1.53 per gallon in 2000, a 32-cent increase over 1999. We believe that the high price of gasoline adversely affected the demand for gasoline. Gallons sold per store increased 0.6% (or 0.3% after adjusting for the additional day due to leap year in 2000) over 1999, primarily due to the addition of new stores that sell more gasoline, on average, than our existing stores.



GROSS PROFIT

                                                         YEARS ENDED DECEMBER 31
                                                    -------------------------------
                                                         1999               2000
                                                        ------             ------
Gross Profit (in millions):
   Merchandise gross profit                            $2,142.4           $2,304.6
   Gasoline gross profit                                  223.4              238.9
                                                       --------           --------
Total gross profit                                     $2,365.8           $2,543.5
Merchandise gross profit margin                           34.46%             34.75%
Merchandise gross profit growth per store                   8.8%               6.4%
Gasoline gross profit margin cents per gallon             13.25              13.50
Gasoline gross profit change per store                      1.7%               2.5%


     Merchandise gross profit for 2000 increased $162.2 million, or 7.6%, over 1999 as a result of higher sales combined with gross profit margin improvement to 34.75% from the prior year's 34.46%. Gross profit margin improved due to a combination of a change in product mix and reduced shortages, which we attribute to initiatives put in place to improve store-level accountability.

     Gasoline gross profit for 2000 increased $15.5 million, or 6.9%, over 1999 as a result of new gasoline outlets opened in 1999 and 2000. In addition, gasoline gross profit margin improved to 13.50 cents per gallon for 2000 compared to 13.25 cents per gallon in 1999. As a result of aggressively managing our retail gasoline prices, gasoline gross profit per store increased 2.5% for the year compared to 1999.

OTHER INCOME

     Other income for 2000 was $105.1 million, an increase of $7.2 million, or 7.4%, from $97.9 million in 1999. We attribute this to an increase in royalty income from our area licensees to $80.9 in 2000 from $76.6 million in 1999, which resulted primarily from higher sales at stores operated by licensees and an increase in the number of such stores.

     FRANCHISEE GROSS PROFIT EXPENSE

     Franchisee gross profit expense for 2000 was $667.3 million, an increase of $55.1 million, or 9.0%, from $612.2 million in 1999, due to a higher per store gross profit at franchised stores and an increase in the number of stores operated by franchisees. See "-Critical Accounting Policies and Estimates" and Note 1 to the Consolidated Financial Statements.

     OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     OSG&A for 2000 was $1,748.3 million, an increase of $126.4 million, or 7.8%, from $1,621.9 million in 1999. The increase in OSG&A was partly due to the cost of operating an average of 60 new stores, approximately $32 million of incremental costs related to the implementation of our retail information system and increased credit card processing costs due in part to the significantly higher gasoline prices.

     The ratio of OSG&A to net sales decreased to 18.7% for 2000 from 19.7% for 1999. In 1999, OSG&A included a credit of $14.0 million related to environmental legislation changes in California, which was partially offset by $4.7 million in severance expenses. After adjusting for these items and the increase in the average retail price of gasoline in 2000, the ratio of OSG&A to net sales would have increased slightly to 19.9% in 2000, from 19.8% in 1999.

     INTEREST EXPENSE, NET

     Net interest expense for 2000 was $79.3 million, a decrease of $22.9 million, or 22.4%, from $102.2 million in 1999. This decrease is primarily attributable to our repayment of borrowings with proceeds from the sale of common stock to IYG Holding Company in March 2000. See "-Comparison of 2001 to 2000 Results-Interest Expense, Net."

     INCOME TAX EXPENSE

     Income tax expense on earnings before extraordinary gains for 2000 was $47.2 million, a decrease of $1.3 million, or 2.7%, from $48.5 million in 1999. The 2000 expense is net of a non-recurring benefit of $12.5 million, which resulted from a favorable settlement with the Internal Revenue Service related to audits of our federal income taxes for the tax years 1992 through 1995. Excluding the non-recurring benefit, our effective tax rate was 38.8% for 2000, compared to 38.1% in 1999.

EXTRAORDINARY ITEMS

In December 2000, we purchased $36.1 million of the outstanding principal of debt related to Cityplace, our corporate headquarters, for $33.2 million, resulting in a $1.8 million after-tax gain. (See Note 8 to the Consolidated Financial Statements.) In 1999, we redeemed $19.4 million of our debentures resulting in a $4.3 million after-tax gain. This gain resulted from the retirement of future undiscounted interest payments as recorded under SFAS No. 15, combined with repurchasing a portion of the debentures below their face value. See Note 8 to Consolidated Financial Statements.

     NET EARNINGS

Net earnings for 2000 were $108.3 million ($0.98 per diluted share), an increase of $25.2 million, or 30.3%, from $83.1 million ($0.91 per diluted share) in 1999. Net earnings before extraordinary gains were $106.5 million ($0.97 per diluted share) for 2000, an increase of $27.7 million, or 35.2%, from $78.8 million ($0.87 per diluted share) in 1999. The per diluted share data reflects a one-for-five reverse split of our common stock that occurred in May 2000.

LIQUIDITY AND CAPITAL RESOURCES

     We obtain the majority of our working capital from three sources:

     *    Cash flows generated from our operating activities;
     * A $650 million commercial paper facility, guaranteed by Ito-Yokado Co., Ltd.; and
     * Borrowings of up to $200 million under our revolving credit facility.

     We believe that operating activities, available working capital sources and additional borrowings will provide sufficient liquidity in 2002 to fund our operating costs, capital expenditures and debt service. In addition, we intend to continue accessing the leasing market to finance our new stores and certain equipment, including potentially Vcom kiosks.

     We expect capital expenditures for 2002, excluding lease commitments, will be between $450 million and $500 million. This is an increase of $100 million to $150 million over capital expenditures in 2001 and is caused primarily by our accelerating some capital expenditures from 2003 to 2002 to facilitate enhancing our retail information system and upgrading our existing store base. Capital expenditures for key areas include $135 million of store improvements and in-store equipment, $120 million of information technology enhancements primarily related to our proprietary retail information system, $100 million of capital associated with opening or acquiring between 125 and 150 new stores and $30 million for gasoline equipment upgrades.

     Based upon current expectations, including accelerated capital spending on our growth initiatives, our consolidated total indebtedness to EBITDA ratio will exceed the maximum level allowed by the financial covenant in our revolving credit agreement. Therefore, we are currently discussing with our banks the possibility of modifying our financial covenants. We believe the banks will grant us this covenant relief we are seeking, but we cannot make any assurances to that effect.

On February 15, 2002, Moody's Investor Service announced it was placing our long-term debt credit rating on review for possible downgrade. Our credit rating affects the terms of some of our existing debt instruments. Under these instruments, an upgrade in our credit rating will generally decrease the percentage of fees and interest we would otherwise be required to pay to our lenders. Conversely, a downgrade in our credit rating would generally increase the percentage of fees and interest we would otherwise be required to pay to our lenders. Additionally, under the indentures governing our public subordinated debentures, a downgrade in the credit rating of the debentures below investment grade would prohibit us from making certain payments, including dividends and stock repurchases. We do not believe, however, that a ratings downgrade would prohibit us from continuing to issue commercial paper at our current rates because our commercial paper is currently guaranteed by Ito-Yokado through 2003. Nor do we believe that a ratings downgrade would affect our ability to draw down funds from our revolver, although in such an event the cost of obtaining such funds will increase.

If we receive a significant downgrade to our credit rating, it would be more difficult and expensive for us to access financing, and we could be forced to slow our growth initiatives. In addition, a small number of our contractual vendor obligations would be affected, which may obligate us to issue letters of credit for the benefit of the vendors.

     VCOM

Vcom is our proprietary kiosk solution to meet consumer demands for convenient and continuously available financial and e-commerce services. We believe that the deployment of these Web-enabled, integrated services kiosks represents a significant market opportunity to offer financial and e-commerce services to a large segment of our current and future customers who have little or no access to banks or the Internet. We find that we are particularly well-positioned to capitalize on this opportunity because of the demographics of our existing customer base and the large number of our conveniently located stores.

We are currently operating a 98-store Vcom pilot program in Texas and Florida. Through exclusive agreements with third-party service providers, we currently offer or plan to offer ATM services (American Express Co.), money order and money transfer services (Western Union Financial Services, Inc.), check-cashing services (Certegy Inc.) and telecommunications services (Verizon Select Services, Inc.). We estimate that our capital investment for Vcom will total between $20 million and $25 million by mid-2002. Upon successful completion of the Vcom pilot program, we will move forward with our plans for a national rollout. A commitment to a national rollout will require us to make a significant investment. We currently estimate that we will need up to $200 million to finance and install 3,500 Vcom kiosks beginning in the second half of 2002 and continuing through 2003. In addition, we estimate that we will need approximately $430 million to fund the amount of cash in the kiosks necessary for check-cashing and ATM transactions. We have had substantive discussions with financial institutions about providing funding for Vcom, and we reasonably expect such funds to be available to us.

     We anticipate that Vcom will be cash-flow positive beginning in 2003 primarily as a result of placement fees from our strategic partners. These funds will be recognized as revenue when earned by the incurring of specified expenses, installation of equipment, sale of products or the passage of time, all as specified by the substance of the applicable agreement. We estimate that we will incur cumulative pretax losses during the 2002 and 2003 roll out period of up to $10 million. We expect Vcom to be profitable in 2004 and beyond.

In exchange for our granting strategic partners exclusive rights to offer their services or products on our Vcom kiosks, they will pay us placement fees, a percentage of the transaction fees and, in certain circumstances, expense reimbursement. As of December 31, 2001, we have received approximately $220 million of placement fee commitments from our strategic partners, although most of such commitments are funded as Vcom kiosks are deployed. In 2001, we received $21.1 million in such fees, of which we recognized $7.0 million as an offset to the costs associated with the Vcom pilot program in OSG&A expense and $927,000 in other income. As of December 31, 2001, the remaining $13.2 million of fees received has not been recognized in earnings and is included in deferred credits and other liabilities in our Consolidated Balance Sheet. With the exception of fees associated with pilot program funding, which are amortized over the term of the pilot program, we will amortize substantially all placement fee income over the term of the applicable agreement.

     CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

             FINANCIAL OBLIGATIONS.

     A summary of our material contractual cash obligations under our long-term debt, leases and convertible quarterly income debt securities ("QUIDS") is as follows (in millions):



                                     2002     2003     2004     2005     2006     Thereafter    Total
                                    ------   ------   -----    ------   ------    ----------    --------
    Long-Term Debt*                $ 134.6  $ 276.5  $ 153.3  $ 215.6   $  15.2    $ 475.9      $ 1,271.1
    Capital Lease Obligations         33.1     25.3     24.8     24.0      22.9      166.8          296.9
    Operating Lease Obligations      177.7    158.3    131.9    102.1      81.8      547.9        1,199.7
    QUIDS                              -        -        -        -         -        380.0          380.0
                                    ---------------------------------------------------------------------
    Total                          $ 345.4  $ 460.1  $ 310.0  $ 341.7   $ 119.9   $1,570.6      $ 3,147.7

      * Includes $471.6 million of commercial paper, of which $71.6 million is classified in "2002" and
          $400 million is classified in "Thereafter."


     LONG-TERM DEBT. We have $650 million available under our commercial paper facility and $471.6 outstanding as of December 31, 2001. We have classified $400 million, net of discount, of this outstanding amount as non-current debt because we intend to maintain at least $400 million outstanding during the next year. Such debt is unsecured and is fully and unconditionally guaranteed by Ito-Yokado through 2003 under an agreement we entered into with Ito-Yokado. (See "-Other Issues-Related Party Transactions-Commercial Paper" and Note 8 to the Consolidated Financial Statements.) If we fail to repay the commercial paper as it matures, Ito-Yokado will become obligated to make such payments under its guarantee of our commercial paper facility. We would, in turn, be obligated to reimburse Ito-Yokado, subject to some restrictions in our credit agreement, for the costs associated with such a payment. Our credit agreement restrictions principally specify that we cannot make reimbursements until one year after we repay, in full, all amounts outstanding under the credit agreement.

     In December 2001, we entered into a financing agreement for 10.0 billion yen, which was $75.9 million based upon the yen to U.S. dollar exchange rate at December 31, 2001. The financing, which has a fixed interest rate of 1.8%, is nonrecourse and secured by a pledge, secondary to our 1998 yen-denominated loan, of the future royalty payments from our Seven-Eleven Japan license agreement that also fund repayment of the loan. Semi-annual principal repayments begin in 2007, and we project that we will make the final payment in 2011. See "-Management Strategy Overview-Other 2002 Business Issues-Royalty Payment Reduction," "- Other Issues-Related Party Transactions-License Royalties" and Notes 1 and 8 to the Consolidated Financial Statements.

     Our other long-term debt primarily consists of subordinated debentures of $407.5 million, a term loan of $220.1 million and a 1998 yen-denominated loan of $93.0 million. See Note 8 to the Consolidated Financial
Statements.

     CAPITAL LEASE OBLIGATIONS. We utilize capital leases as a means of funding our property and equipment. Generally, real estate leases are for primary terms from 14 to 20 years with options to renew for additional periods, and equipment leases are for terms of one to ten years. These obligations and related assets are included in our Consolidated Balance Sheet.

     OPERATING LEASE OBLIGATIONS. We also lease a substantial portion of our property and equipment using traditional operating leases. Generally, real estate leases are for primary terms up to 19 years with options to renew for additional periods and equipment leases are for terms from one to ten years. These obligations and related assets are not included in our Consolidated Balance Sheet.

     OFF-BALANCE SHEET LEASE-FINANCING PROGRAM. In 1999, we entered into a lease facility that provided us with $96.6 million in off-balance sheet financing that we used for constructing new stores and acquiring operating convenience stores from third parties not affiliated with us. Under the agreement, a trust funded by a group of senior lenders either acquired land and undertook construction projects for which we were the construction agent or acquired operating convenience stores from third parties. As the construction agent, we handled all of the day-to-day issues involved in constructing any new store built by the trust under this facility. After a store was constructed or acquired, the trust leased the store to us for an amount equal to the interest expense on the applicable store's construction costs or, in the case of operating convenience stores, the acquisition price of the land, building, motor fuels equipment and other fixtures, at London Interbank Offer Rate ("LIBOR") plus 2.1%. The base lease term under this facility expires in February 2005, and as of December 31, 2001, the trust had funded $96.6 million from this facility.

     In January 2001, we entered into an additional lease facility that provides up to $100 million of off-balance sheet financing with substantially the same terms as the 1999 facility. The rent expense on stores constructed or purchased with money from this facility equals the interest expense on the applicable store's construction costs or, in the case of operating convenience stores acquired from third parties, the acquisition price of the land, building, motor fuels equipment and other fixtures, at LIBOR plus 1.1%. The base lease term under this facility expires in July 2006. As of December 31, 2001, the trust had funded $72.0 million of the $100 million facility.

     After the initial lease term has expired under each lease facility agreement, we have the option of:

*  Negotiating an extension of the lease;
*  Purchasing all properties for an amount
approximating the trust's interest in such properties, which is equal to the total amount of funds advanced by the trust; or
             * Vacating the properties, arranging for the sale to a third party and paying the trust the net proceeds from the sale. If the sale proceeds are less than the trust's interest in the properties, we are required to reimburse the trust for the deficiency, although our reimbursement obligation is limited to 84% of the trust's interest in the properties. If the sale proceeds exceed the trust's interest in the properties, we are entitled to all of such excess amounts.

     The leases, which we account for as operating leases, contain financial and operating covenants similar to those under our revolving credit facility. (See Note 11 to the Consolidated Financial Statements.) The trusts are substantive entities in which a major financial institution is the primary equity holder. We have no management control or equity interest in the trusts, and we have no contingent obligation other than guaranteeing 84% of the trust's interest in the properties in the event that we vacate and sell at a loss to third parties. We do not intend to use this type of financing program in the future and will instead rely on other sources to fund future expansion.

     STORE LEASES. As of December 31, 2001, we operated a total of 5,829 stores in the United States and Canada. We own fewer than one-third of these stores, and we lease the rest. Over the next five years, leases covering more than half of our total leased stores will expire, including more than 1,100 leases that lack rent renewal options or contain negotiable rent options and more than 1,200 leases that have fixed rent options.


                                     2002*    2003     2004     2005     2006      Total
                                    ------   ------   -----    ------   ------    --------
    Lease Expiring or with
      Negotiable Rent Options        129      190      224      261      316      1,120
    Fixed Rent Options                27      287      397      264      288      1,263
                                    ------------------------------------------------------
    Total                            156      477      621      525      604      2,383
                                    ======================================================

      * Figures include leases expiring from March 1, 2002, through December 31, 2002


     We originally signed many of the expiring leases, or leases with negotiable options, in the 1970s and 1980s. Some of these leases contained favorable rents for 10- to 20-year primary terms, with as many as three options to renew for additional five-year terms. For those sites where we need to negotiate (a) a new lease to replace an expiring lease or (b) new rent for those leases that have negotiable rent renewal options, we expect that we will pay prevailing market rates when the new lease term or option term commences, which will likely increase our operating costs. If we are unable to agree on an appropriate rent, we may decide to forego renewal of the lease and close the store.

     If we have a fixed rent option, in most cases the rent will increase either to a specific predetermined dollar amount or as calculated based upon a predetermined formula, such as an increase in the consumer price index. These rent increases will increase our operating costs.

QUIDS.  Ito-Yokado and Seven-Eleven Japan hold $380
million of QUIDS from two separate transactions in 1995 ($300 million) and 1998 ($80 million). These securities can be
converted into our common stock at predetermined prices.   The
securities bear interest at 4.5% annually and are subordinate to all existing debt. See "-Other Issues - Related Party Transactions-QUIDS" and Note 9 to the Consolidated Financial Statements.

REVOLVING CREDIT FACILITY. There was no funded debt outstanding under the revolver at December 31, 2001. Letters of credit outstanding under the revolver totaled $67.0 million at December 31, 2001, and reduced available funds under the revolver to $133.0 million. Interest on borrowings are based upon a variable rate equal to the administrative agent bank's base rate or, at our option, a rate equal to a reserve-adjusted Eurodollar rate plus a margin determined by our credit rating for senior long-term indebtedness.

Our revolving credit facility contains various financial and operating covenants that require us, among other things, to maintain certain financial ratios, including interest and rent coverage and consolidated total indebtedness to earnings before interest, income taxes, depreciation and amortization. The facility also contains covenants which, among other things, limit (a) our ability to incur or guarantee indebtedness or other liabilities other than under the facility; (b) our ability to engage in asset sales and sale/leaseback transactions; (c) the types of investments we can make; and (d) our ability to pay cash dividends or redeem or prepay principal and interest on any subordinated debt.
The bank's funding obligations are contingent upon our financial operations. If we suffer a material adverse change, the bank would not have to fund the facility. We do not anticipate drawing down any funds under our revolver in the near future. See Note 8 to the Consolidated Financial Statements.

PURCHASE COMMITMENTS. We have various material contracts with service and product vendors, some of which were executed in the first quarter of 2002, that contain commitments to purchase minimum levels of products or services. We have estimated our material minimum purchase commitments as of December 31, 2001, and material commitments executed in the first quarter of 2002. These estimated commitments are summarized as follows (in millions):



                                      2002     2003    2004      2005      2006    Thereafter   Total
                                    -------  -------  --------  --------  -------  ----------  -------
    Distribution Services           $ 1,000  $   -     $   -     $   -     $  -      $   -     $ 1,000
    Gasoline Supply *                   900      920       950       980      760        -       4,510
    IT Commitments                       51       53        53        29       25        50        261
    Product Commitments **               70       80        80        70       45         9        354
                                    ------------------------------------------------------------------
    Total                           $ 2,021  $ 1,053   $ 1,083   $ 1,079   $  830    $   59    $ 6,125
                                    ==================================================================

      * We have estimated our future purchase commitments based upon volumes purchased and our average cost for 2001 adjusted annually by 3%.
     ** We have estimated our future purchase commitments based upon our contracted volume at 2001 prices.


     DISTRIBUTION SERVICES. In 1992, we entered into a ten-year distribution services agreement with McLane Company, Inc., a wholly owned subsidiary of Wal-Mart Stores, Inc., pursuant to which McLane is the primary distributor of traditional grocery products to our U.S. stores. In 2001, we purchased in excess of $2.0 billion in traditional grocery products from McLane, which represents over 40% of all merchandise purchased for our stores last year. These purchases satisfied our minimum purchase requirement under the agreement for 2001, and we expect to continue satisfying this requirement until the contract's expiration in November 2002. We are currently discussing with numerous wholesale distribution companies, including McLane, the possibility of providing distribution services to our U.S. stores upon the expiration of our current contract. We believe that our future distribution services agreement, whether with McLane or another third party or parties, will be on terms more favorable than the those set forth in our existing agreement with McLane because of the increased competition in the marketplace with potential suppliers, the size of our current store base and the attractiveness of our growth strategy to a potential supplier.

     GASOLINE SUPPLY. We are currently in the 16th year of a 20-year product purchase agreement with Citgo Petroleum Corporation. This agreement, which expires in September 2006, permits us to purchase gasoline from parties other than Citgo, but obligates us to purchase specified quantities of gasoline at market prices from Citgo. The minimum required annual purchases under this agreement are generally the lesser of 750 million gallons or 35% of all of the gasoline we purchased for retail sale. We have exceeded the minimum required annual purchases in each year of the contract and expect to continue doing so in the future. See Note 13 to the Consolidated Financial Statements.

     IT COMMITMENTS. We have various information technology commitments that require us to purchase minimum amounts of products and services annually. We have exceeded such minimum purchase requirements in the past and expect to continue doing so for the foreseeable future. Our failure to satisfy the minimum purchase requirements could cause us to make payments to the applicable provider(s) equal to the commitment(s) or a predetermined percentage of the commitment(s).

PRODUCT COMMITMENTS. We have various product purchase contracts that require us to purchase a minimum amount of products annually. We have exceeded such minimum purchase requirements in the past and expect to continue doing so for the foreseeable future. Our failure to satisfy the minimum purchase requirements could result in termination of the contracts, changes in pricing of the products and payments to the applicable provider(s) of a predetermined percentage of the commitment(s) which would not exceed $7 million.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities for 2001 was $278.2 million, a decrease of $174.3 million, or 38.5%, from $452.5 million in 2000. We attribute this decrease to changes in balance sheet items, primarily as a result of timing of the funding for money orders, the timing of payment of merchandise payables, an increase in receivables for vendor promotional allowances and payment of a prior year legal settlement.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities in 2001 was $357.4 million, an increase of $128.0 million, or 55.8%, from $229.4 million in 2000. A portion of this increase is due to increased capital expenditures to $356.9 million in 2001 from $300.4 million in 2000, primarily as a result of an increase in the number of new stores opened in 2001 compared to 2000. The net cash used in 2000 was offset by $71.9 million of net proceeds from a sale-leaseback transaction during 2000.

Capital expenditures for each of 2001 and 2000 were used for maintaining, remodeling and upgrading stores, developing new stores, enhancing our retail information system, purchasing new equipment to support merchandising initiatives and complying with environmental regulations.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by financing activities was $71.6 million in 2001, compared to net cash used in financing activities of $166.7 million in 2000. Net proceeds under commercial paper and revolving credit facilities in 2001 totaled $77.3 million, compared to net repayments of $483.6 million in 2000. We received proceeds of $76.6 million from our borrowing of 10 billion yen in 2001. Scheduled debt payments of $76.8 million and $94.6 million were made in 2001 and 2000. In 2000, we retired $145.7 million of debt early. Cash from financing activities for 2000 includes net proceeds of $539.7 million from issuance of common stock that was used to pay down debt. See Notes 8 and 14 to the Consolidated Financial Statements.

OTHER ISSUES

RELATED PARTY TRANSACTIONS

     As of December 31, 2001, our majority shareholder, IYG Holding Co., held 72.6% of our common stock. IYG Holding Co. is owned 51% by Ito-Yokado and 49% by Seven-Eleven Japan, which is a majority owned subsidiary of Ito-Yokado. IYG Holding Co. is a Delaware corporation that was formed in 1991 to acquire and hold our common stock.

COMMERCIAL PAPER. We entered into an agreement with Ito-Yokado pursuant to which Ito-Yokado agreed to fully and unconditionally guarantee our commercial paper facility. As a result of this guarantee, we achieve lower interest rates and better credit ratings than would otherwise be achieved. Both the interest rates we pay on our commercial paper and our credit rating are affected by Ito-Yokado's credit rating, and a significant downgrade of Ito-Yokado's credit rating could adversely affect us. Due to Ito-Yokado's significant indirect ownership interest in our company, we expect our relationship with Ito-Yokado to continue in the future. See "-Liquidity and Capital Resources-Contractual Obligation and Commercial Commitments-Financial Obligations- Long-Term Debt" and Notes 1 and 8 to the Consolidated Financial Statements.

     QUIDS. Ito-Yokado and Seven-Eleven Japan hold $380 million of QUIDS from two separate transactions in 1995 ($300 million) and 1998 ($80 million). These securities can be converted into our common stock at predetermined prices. The securities bear interest at 4.5% annually and are subordinate to all existing debt. The terms and conditions of both QUIDS transactions were approved in advance by a special committee comprised of three independent members of our board of directors. In deciding whether to approve the transactions, the special committee relied, in part, on fairness opinions delivered to the committee by financial institutions who conducted extensive due diligence prior to issuing their opinions. See Note 9 to the Consolidated Financial Statements.

     LICENSE ROYALTIES. In 2001, we received over $60 million of royalties from our area license agreement with Seven-Eleven
Japan.  See "-Management Strategy Overview-Other 2002 Business
Issues-Royalty Payment Reduction" and Note 1 to the
Consolidated Financial Statements.

     EXPANSION IN CHINA. During the third quarter of 2001, we announced plans to expand the development and operation of 7-Eleven stores in the People's Republic of China through licensing arrangements. There are currently approximately 450 7-Eleven stores in Hong Kong and 75 7-Eleven stores in the south China province of Guangdong. Those stores are operated by subsidiaries of Dairy Farm International Ltd. pursuant to a licensing arrangement.

     Subject to obtaining the approvals referenced below, we are evaluating the possibility of entering into a licensing arrangement for at least one additional market area in China with Seven-Eleven Japan, President Chain Store Corporation and a local Chinese participant. President Chain Store Corporation is our current licensee in Taiwan where it operates approximately 2,925 7-Eleven stores, and Seven-Eleven Japan is our current licensee in Japan where it operates approximately 9,000 7-Eleven stores. We have focused on the possibility of negotiating a licensing arrangement with Seven-Eleven Japan and President Chain Store Corporation because of their financial strength, business experience in China and proven ability to develop and operate 7-Eleven stores.

We have not negotiated the final terms and conditions of the proposed licensing agreement. We anticipate that the final license agreement will include the payment of a one-time licensing fee, a store development schedule and obligation and a royalty on sales at the licensed stores. Based on the development experience of Dairy Farm in Guangdong and our own preliminary projections for the development of additional stores in China, we do not expect that the licensing of additional market areas in China will have any material impact on our royalty revenue for several years.

     Because we anticipate entering into a licensing arrangement with Seven-Eleven Japan, which together with Ito-Yokado owns 72.6% of our common stock, our board of directors has appointed a special committee comprised of three independent directors to review and consider the proposed licensing arrangement for approval. Our board has authorized the special committee to retain whatever external resources are necessary to obtain objective advice regarding the proposed licensing arrangement.

ENVIRONMENTAL

At December 31, 2001, our estimated undiscounted liability for our environmental costs related to remedial action at existing and previously-operated gasoline storage sites and other operating and non-operating properties where releases of regulated substances have been detected was $31.4 million. We anticipate that substantially all of the future remediation costs for detected releases of regulated substances at remediation sites of which we are aware, as of December 31, 2001, will be incurred within the next five to six years. The estimated liability could change for several reasons, including revisions to or the creation of governmental requirements, existing remediation projects become fully defined and cost-to-closure estimates become available, and unplanned future failures of underground gasoline storage tank systems.

     Under state reimbursement programs, we are eligible to be reimbursed for a portion of remediation costs previously incurred. At December 31, 2001, we had recorded a net receivable of $54.0 million for the estimated state reimbursements of which $33.3 million relates to remediation costs incurred in California. In assessing the probability of state reimbursements, we take into consideration each state's fund balance, revenue sources, existing claim backlog, historical payments and claim ranking systems. As a result of these assessments, the recorded receivable amounts, at December 31, 2001, are net of allowances of $10.8 million.
The estimated future state reimbursement amounts could change as governmental requirements and state reimbursement programs continue to be revised or extended. Our estimated reimbursement amounts could change materially as remediation costs are spent and as receipts of state trust funds are recorded.

     While we cannot be certain of the timing of our receipt of state reimbursement funds, based upon our experience we expect to receive the majority of state reimbursement funds within one to three years after our payment of eligible remediation expenses. This time period assumes that the state administrative procedures for processing such reimbursements have been fully developed. One exception to our assumption is California, where we estimate that we will receive reimbursement funds within one to ten years after our payment of eligible remediation expenses. As a result of the timing for reimbursements, we have present-valued the portion of the recorded receivable amount that relates to remediation activities that have already been completed at a discount rate of approximately 5.0%. Thus, in addition to the allowance set forth in the preceding paragraph, the recorded receivable amount is also net of a discount of $11.1 million.

     The estimated future remediation expenditures and related state reimbursement amounts could change as governmental requirements and state reimbursement programs continue to be implemented or revised. Such revisions could have a material impact on our operations and financial position. See Notes 1 and 13 to the Consolidated Financial Statements.

     In December 1988, we closed our chemical manufacturing facility in New Jersey. We are required to conduct environmental remediation at the facility, including groundwater monitoring and treatment, which commenced in 1998. We have recorded undiscounted liabilities, representing our best estimates of the cleanup costs, of $4.7 million at December 31, 2001. The estimated reserve could change as governmental requirements change. In 1991, we entered into a settlement agreement with the former owner of the facility pursuant to which the former owner agreed to pay a substantial portion of the cleanup costs. Based upon the terms of the settlement agreement and the financial resources of the former owner, we have a receivable recorded of $3.1 million at December 31, 2001. See Notes 1 and 13 to the Consolidated Financial Statements.

     FRANCHISE AGREEMENT RENEWAL

     As of December 31, 2001, we had approximately 3,174 franchised stores in the United States. About 40% of those franchised stores are subject to franchise agreements that are scheduled to expire on December 31, 2003. We are in the process of developing a new franchise agreement that we plan to offer to franchisees whose franchise agreements expire at that time. We do not anticipate that the terms of the new agreement will have a material impact on our franchisees or the company.

RECENTLY ISSUED ACCOUNTING STANDARDS

     SFAS No. 141, "Business Combinations," issued in July 2001, addresses financial accounting and reporting for business combinations. This statement requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001, and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. We adopted the provisions of this statement effective July 1, 2001, and we did not experience any financial accounting impact associated with our adoption of this statement.

SFAS No. 142, "Goodwill and Other Intangible Assets," also issued in July 2001, addresses financial accounting and reporting for acquired goodwill and other intangible assets. The statement eliminates amortization of goodwill and intangible assets with indefinite lives and requires a transitional impairment test of these assets within six months of the date of adoption. In certain circumstances, an ongoing annual impairment test is required. We estimate the annual impact of our not amortizing goodwill and indefinite-life license royalty intangibles will be a $19 million decrease in our amortization expense. No material changes to the carrying amounts of our goodwill and other intangible assets are anticipated as a result of adopting SFAS No. 142. We will adopt the provisions of SFAS No. 142 effective January 1, 2002.

SFAS No. 143, "Accounting for Asset Retirement
Obligations," issued in August 2001, establishes financial accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS No. 143 will impact our accounting for underground storage tank removal costs. We will adopt the provisions of SFAS No. 143 effective January 1, 2002, which will result in a one-time, cumulative effect after-tax charge of approximately $29 million and reduce our 2002 earnings before cumulative effect charge by approximately $2 million. We intend to record the cumulative charge in the first quarter of 2002.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," issued in October 2001, provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of, and this statement also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. We anticipate that the provisions of this statement, which we will adopt effective January 1, 2002, will not have a material effect on our financial statements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
RISK

The following discussion summarizes the financial and derivative instruments we held as of December 31, 2001. These instruments are sensitive to changes in interest rates, foreign exchange rates and equity prices. We use interest-rate swaps to manage the primary market exposures associated with underlying liabilities and anticipated transactions. We use these instruments to reduce risk by essentially creating offsetting market exposures. In addition, our two yen-denominated loans effectively serve as an economic hedge of our exposure to yen-dollar currency fluctuations resulting from our significant yen-based royalty from Seven-Eleven Japan. We do not leverage the instruments we hold, and we hold the instruments for purposes other than trading. In the normal course of business, we also face risks that are either non-financial or non-quantifiable, such as country risk, credit risk and legal risk, and we have not addressed these risks in this discussion.

INTEREST-RATE RISK MANAGEMENT

The table below presents descriptions of the floating-rate financial instruments and interest-rate-derivative instruments we held at December 31, 2001. We entered into interest-rate swaps to achieve the levels of variable and fixed-rate debt approved by senior management. Under the interest-rate swaps, we agreed with other parties to exchange the difference between fixed-rate and floating-rate interest amounts on a quarterly basis.

The table below presents the principal cash flows by maturity date for our floating-rate debt and the related estimated average interest rate. For the interest-rate swaps, the table presents the notional amounts outstanding and expected interest rates that exist by contractual dates. We used the notional amount to calculate the contractual payments to be exchanged under the contract, and we estimated the variable rates based upon implied forward rates in the yield curve as of December 31, 2001.



     (dollars in millions)           2002  2003  2004  2005  2006  Thereafter  Total  Fair Value
                                     ----  ----  ----  ----  ----  -----------  -----  ----------
Floating-Rate Financial Instrument:
    Commercial paper *               $ 72  $ -  $  -  $  -  $  -   $ 400        $ 472  $ 472
       Average interest rate          2.4%  4.7%  5.7%  6.1%  6.3%    6.3%         5.7%

Interest-Rate Derivatives:
    Notional amount                  $250  $250  $250  $  -  $  -   $   -        $ 250   $(14)
    Average pay rate                  6.1%  6.1%  6.1%  0.0%  0.0%    0.0%         6.1%
    Average receive rate              2.5%  4.7%  5.7%  0.0%  0.0%    0.0%         3.8%

*See "-Liquidity and Capital Resources-Contractual Obligations and Commercial
        Commitments-Long-Term Debt."


The negative $14 million fair value of the interest-rate swap represents an estimate of the amount we would pay if we had chosen to terminate the swap as of December 31, 2001. (See Note 10 to the Consolidated Financial Statements.) As of December 31, 2001, approximately 33% of our debt contained floating rates that will be impacted by changes in interest rates. We have effectively eliminated 52% of our exposure to variable rates in a rising-rate environment through the interest-rate swap agreement. The weighted-average interest rate for such debt, including the impact of the interest-rate swap agreement, was 5.2% for the year ended December 31, 2001, as compared to 6.2% for the year ended December 31, 2000.

FOREIGN-EXCHANGE RISK MANAGEMENT

Approximately $81 million of our royalty income in 2001 was impacted by fluctuating exchange rates, including approximately $61 million from Seven-Eleven Japan. Although
SFAS No. 133, "Accounting for Derivative Instruments and Hedging
          Activities," nullified the hedge accounting treatment we were applying to the Seven-Eleven Japan royalty and our yen-denominated loans, we continue to have an economic hedge by using the Seven-Eleven Japan royalty receipts to make principal and interest payments on our yen-denominated loans.
Since January 1, 2001, we have adjusted the balance of the yen loans at each reporting date to reflect the current
Japanese yen to U.S. dollar exchange rate, and the resulting foreign currency exchange gain or loss is recognized in earnings. Based upon our yen-denominated debt balance as of December 31, 2001, a one-point increase or decrease in the Japanese yen to U.S. dollar exchange rate would result in an increase or decrease in pretax earnings of approximately $1 million. See "-Critical Accounting Policies and Estimates-
Yen Loans" and Notes 1 and 8 to the Consolidated Financial
Statements.

In addition, we are exposed to fluctuating exchange rates on the portion of our royalties earned in foreign currencies that are not attributable to our license agreement with Seven-Eleven Japan, but we do not believe future risk is material based upon current estimates. We also have several wholly- or partially-owned foreign subsidiaries and are susceptible to exchange-rate risk on earnings from these subsidiaries; based upon current estimates, however, we do not consider future foreign-exchange risk to be material.

EQUITY-PRICE RISK MANAGEMENT

We hold equity securities of other companies. We classify these securities as available for sale and carry them on our consolidated balance sheet at fair value. At December 31, 2001, we held 80,800 shares of Affiliated Computer Services, Inc. common stock (the "ACS shares"), which had no cost basis but had a fair value of $8.6 million. We obtained the ACS shares in 1988 as part of our mainframe data processing contract with ACS. At that time, ACS was a privately held start-up company. Accordingly, the stock was valued with no cost.

Changes in fair value are recognized as other comprehensive earnings, net of tax, as a separate component of shareholders' equity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


























              7-ELEVEN, INC. AND SUBSIDIARIES


          CONSOLIDATED FINANCIAL STATEMENTS FOR THE
         YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                             7-ELEVEN, INC. AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS
                       (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)




                                                                        DECEMBER 31
                                                              ------------------------------
                                                                  2000              2001
                                                              -------------    -------------
ASSETS
Current assets:
   Cash and cash equivalents                                  $    133,178     $    125,599
   Accounts receivable                                             187,510          223,434
   Inventories                                                     106,869          114,529
   Other current assets                                            112,795          153,695
                                                              -------------    -------------
       Total current assets                                        540,352          617,257
Property and equipment                                           1,926,795        2,028,338
Other assets                                                       275,141          257,234
                                                              -------------    -------------
       Total assets                                           $  2,742,288     $  2,902,829
                                                              =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                     $    231,384     $    225,723
   Accrued expenses and other liabilities                          445,769          415,269
   Commercial paper                                                    -             71,635
   Long-term debt due within one year                               76,156           79,073
                                                              -------------    -------------
       Total current liabilities                                   753,309          791,700
Deferred credits and other liabilities                             265,551          294,747
Long-term debt                                                   1,261,322        1,283,907
Convertible quarterly income debt securities                       380,000          380,000
Commitments and contingencies
Shareholders' equity:
   Preferred stock, $.01 par value; 5,000,000 shares
     authorized; no shares issued and outstanding                        -                -
   Common stock, $.0001 par value; 1,000,000,000 shares
     authorized; 104,767,679 and 104,809,265 shares
     issued and outstanding                                             10               10
   Additional capital                                            1,166,225        1,166,624
   Accumulated deficit                                          (1,086,604)      (1,002,884)
   Accumulated other comprehensive earnings (loss)                   2,475          (11,275)
                                                              -------------    -------------
       Total shareholders' equity                                   82,106          152,475
                                                              -------------    -------------
       Total liabilities and shareholders' equity             $  2,742,288     $  2,902,829
                                                              =============    =============



                     See Notes to Consolidated Financial Statements.

                                    7-ELEVEN, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF EARNINGS
                             (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)



                                                                          YEARS ENDED DECEMBER 31
                                                                ---------------------------------------
                                                                     1999           2000           2001
                                                                -------------  -------------  -----------
REVENUES:
    Merchandise sales (including $527,422, $602,412 and
        $630,310 in excise taxes)                               $  6,216,133  $  6,632,211   $  7,019,465
    Gasoline sales (including $625,893, $662,751 and
        $730,094 in excise taxes)                                  2,035,557     2,713,770      2,762,340
                                                                ------------   -----------   ------------
      Net sales                                                    8,251,690     9,345,981      9,781,805
    Other income                                                      97,853       105,066        112,263
                                                                -------------  -------------  ------------
      Total revenues                                               8,349,543     9,451,047      9,894,068
                                                                -------------  -------------  ------------

COSTS AND EXPENSES:
    Merchandise cost of goods sold                                 4,073,743     4,327,594      4,619,768
    Gasoline cost of goods sold                                    1,812,115     2,474,844      2,499,856
                                                                 -----------    -----------    -----------
      Total cost of goods sold                                     5,885,858     6,802,438      7,119,624
    Franchisee gross profit expense                                  612,233       667,311        706,605
    Operating, selling, general and administrative expenses        1,621,881     1,748,277      1,851,758
    Interest expense, net                                            102,232        79,302         62,693
                                                                -------------  -------------  ------------
      Total costs and expenses                                     8,222,204     9,297,328      9,740,680
                                                                -------------  -------------  ------------
EARNINGS BEFORE INCOME TAX EXPENSE, EXTRAORDINARY GAIN AND
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE                            127,339       153,719        153,388

INCOME TAX EXPENSE                                                    48,516        47,191         59,821
                                                                -------------  -------------  ------------
EARNINGS BEFORE EXTRAORDINARY GAIN AND CUMULATIVE EFFECT              78,823       106,528         93,567
   OF ACCOUNTING CHANGE

EXTRAORDINARY GAIN ON DEBT REDEMPTION (net
   of tax effect of $2,743 and $1,128)                                 4,290         1,764            -

CUMULATIVE EFFECT OF ACCOUNTING CHANGE (net of
   tax benefit of $6,295)                                                -             -           (9,847)
                                                                -------------  -------------  ------------
NET EARNINGS                                                    $     83,113   $   108,292   $     83,720
                                                                =============  =============  ============

NET EARNINGS PER COMMON SHARE:
    BASIC
      Earnings before extraordinary gain and cumulative
        effect of accounting change                                $   .96      $   1.06         $   .89
      Extraordinary gain                                               .05           .02              -
      Cumulative effect of accounting change                            -             -             (.09)
                                                                    -------      --------         -------
      Net earnings                                                 $  1.01      $   1.08         $   .80
                                                                    =======      ========         =======
    DILUTED
      Earnings before extraordinary gain and cumulative
        effect of accounting change                                $   .87      $    .97         $   .83
      Extraordinary gain                                               .04           .01              -
      Cumulative effect of accounting change                            -             -             (.08)
                                                                    -------      --------        --------
     Net earnings                                                  $   .91      $    .98         $   .75
                                                                    =======      ========        ========




                                See Notes to Consolidated Financial Statements.

                                                   47


                                                     7-ELEVEN, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                   (DOLLARS AND SHARES IN THOUSANDS)




                                                                                       ACCUMULATED OTHER
                                      COMMON STOCK                                 COMPREHENSIVE EARNINGS (LOSS)
                                     ---------------                               -----------------------------
                                                                     ACCUMULATED      UNREALIZED      FOREIGN     SHAREHOLDERS'
                                                 PAR    ADDITIONAL     EARNINGS         GAINS         CURRENCY       EQUITY
                                      SHARES    VALUE    CAPITAL      (DEFICIT)        (LOSSES)      TRANSLATION    (DEFICIT)
 -----------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998           409,923  $ 41    $ 625,574   $ (1,278,009)     $ 16,456       $ (6,273)     $ (642,211)

 Net earnings                                                             83,113                                       83,113
 Other comprehensive earnings (loss):
  Unrealized loss on equity
   securities (net of ($447)
   deferred taxes)                                                                        (698)                          (698)
  Reclassification adjustments for
   gains included in net earnings
   (net of $2,946 deferred taxes)                                                       (4,607)                        (4,607)
  Foreign currency translation                                                                          4,674           4,674
                                                                                                                      --------
   Total other comprehensive loss                                                                                        (631)
                                                                                                                      --------
 Comprehensive earnings                                                                                                82,482
 Issuance of stock                           76                 154                                                       154
 Reverse stock split                   (327,999)   (33)          33                                                        -
------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999             82,000      8      625,761    (1,194,896)      11,151        (1,599)        (559,575)

 Net earnings                                                             108,292                                     108,292
 Other comprehensive earnings (loss):
  Unrealized gain on equity
   securities (net of $568
   deferred taxes)                                                                         888                            888
  Reclassification adjustments for
   gains included in net earnings
   (net of $3,140 deferred taxes)                                                       (4,912)                        (4,912)
  Foreign currency translation                                                                        (3,053)          (3,053)
                                                                                                                     ---------
   Total other comprehensive loss                                                                                      (7,077)
                                                                                                                     ---------
 Comprehensive earnings                                                                                               101,215
 Issuance of stock                       22,768      2      540,464                                                   540,466
-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000            104,768     10    1,166,225    (1,086,604)       7,127       (4,652)           82,106

 Net earnings                                                              83,720                                      83,720
 Other comprehensive earnings (loss):
  Unrealized gain on equity
   securities (net of $2,126
   deferred taxes)                                                                       3,325                          3,325
  Reclassification adjustments for
   gains included in net earnings
   (net of $3,338 deferred taxes)                                                       (5,221)                        (5,221)
  Unrealized loss related to
   interest rate swap (net of
   ($5,478) deferred taxes)                                                               (7,684)                        (7,684)
  Cumulative effect of accounting
   change (net of $784 deferred
   taxes)                                                                                  702                            702
  Foreign currency translation                                                                       (4,872)           (4,872)
                                                                                                                    ----------
   Total other comprehensive loss                                                                                     (13,750)
                                                                                                                     ---------
 Comprehensive earnings                                                                                                69,970
 Issuance of stock                           41      -          399                                                       399
------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001            104,809   $ 10   $1,166,624  $ (1,002,884)    $ (1,751)    $ (9,524)      $   152,475
==============================================================================================================================




                            See Notes to Consolidated Financial Statements



                                           7-ELEVEN, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (DOLLARS IN THOUSANDS)



                                                                                     YEARS ENDED DECEMBER 31
                                                                          ------------------------------------------
                                                                                1999           2000           2001
                                                                          -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                          $     83,113   $    108,292   $     83,720
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Extraordinary gain on debt redemption                                   (4,290)        (1,764)           -
        Cumulative effect of accounting change                                     -              -            9,847
        Depreciation and amortization of property and equipment                185,495        219,223        246,782
        Other amortization                                                      19,968         20,051         20,117
        Deferred income taxes                                                   32,476         28,507         28,141
        Noncash interest expense                                                 1,466          1,363          1,246
        Foreign currency net conversion loss (gain)                                716          1,116        (13,992)
        Other noncash income                                                    (4,815)        (3,931)        (1,013)
        Net loss on property and equipment                                       7,955          3,426         12,208
        Increase in accounts receivable                                        (36,724)       (13,730)       (39,607)
        (Increase) decrease in inventories                                     (33,005)        27,651         (7,660)
        Decrease (increase) in other assets                                      3,925            (18)       (47,309)
        Increase (decrease) in trade accounts payable and other liabilities     25,595         62,298        (14,245)
                                                                          -------------  -------------  -------------
             Net cash provided by operating activities                         281,875        452,484        278,235
                                                                          -------------  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for purchase of property and equipment                           (428,837)      (300,370)      (356,902)
    Proceeds from sale of property and equipment                                63,861         76,874         11,154
    Proceeds from sale of domestic securities                                    7,522          8,016          8,537
    Restricted cash                                                                -               -         (19,585)
    Other                                                                        7,219        (13,942)          (593)
                                                                          -------------  -------------  -------------
             Net cash used in investing activities                            (350,235)      (229,422)      (357,389)
                                                                          -------------  -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from commercial paper and revolving credit facilities           4,872,273      4,269,051      4,405,780
    Payments under commercial paper and revolving credit facilities         (4,661,427)    (4,752,613)    (4,328,475)
    Proceeds from issuance of long-term debt                                       -              -           76,602
    Principal payments under long-term debt agreements                        (147,392)      (240,323)       (76,812)
    (Decrease) increase in outstanding checks in excess of cash in bank         (4,600)        17,497         (3,410)
    Net proceeds from issuance of common stock                                     -          539,690            223
    Other                                                                         (750)           (45)        (2,333)
                                                                          -------------  -------------  -------------
             Net cash provided by (used in) financing activities                58,104       (166,743)        71,575
                                                                          -------------  -------------  -------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (10,256)        56,319         (7,579)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  87,115         76,859        133,178
                                                                          -------------  -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $     76,859   $    133,178   $    125,599
                                                                          =============  =============  =============
RELATED DISCLOSURES FOR CASH FLOW REPORTING:
     Interest paid, excluding SFAS No.15 Interest                         $   (117,669)  $    (95,785)  $    (73,236)
                                                                          =============  =============  =============
     Net income taxes paid                                                $    (16,181)  $    (31,342)  $    (36,503)
                                                                          =============  =============  =============
     Assets obtained by entering into capital leases                      $     40,638   $     26,759   $     22,480
                                                                          =============  =============  =============
     1998 Yen loan principal and interest payments from restricted cash   $        -     $        -     $    (10,603)
                                                                          =============  =============  =============




                                 See Notes to Consolidated Financial Statements.

                                                  49

3731:

                7-ELEVEN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1999, 2000 and 2001


1.     ACCOUNTING POLICIES

          PRINCIPLES OF CONSOLIDATION - 7-Eleven, Inc. and its subsidiaries ("the Company") is owned 72.6% by IYG Holding Company (see Note 14), which is jointly owned by Ito-Yokado Co., Ltd. ("IY") and Seven-Eleven Japan Co., Ltd. ("SEJ"). SEJ is a majority-owned subsidiary of IY. The Company operates more than 5,800 7-Eleven and other convenience stores in the United States and Canada. Area licensees, or their franchisees, and affiliates operate approximately 16,800 additional
7-Eleven convenience stores in certain areas of the United States, in 15 foreign countries and in the U. S. territories of Guam and Puerto Rico.

          The consolidated financial statements include the accounts of 7-Eleven, Inc. and its subsidiaries. Intercompany transactions and account balances are eliminated. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Such estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. The results of these estimates form the basis of the Company's judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

          Merchandise sales and cost of goods sold of stores operated by franchisees are consolidated with the results of Company-operated stores.
Merchandise sales of stores operated by
franchisees are $3.39 billion, $3.68 billion and $3.94 billion from 3,008, 3,118 and 3,174 stores for the years ended December 31, 1999, 2000 and 2001, respectively.

          The gross profit of franchise stores is split between the Company and its franchisees. The franchisees' share of the gross profit of franchise stores generally approximates 48% of the merchandise gross profit of the store and is presented as franchisee gross profit expense in the accompanying Consolidated Statements of
Earnings. The Company's share of the gross profit of franchise stores is its continuing franchise fee, generally approximating 52% of the merchandise gross profit of the store, which is charged to the franchisee for the license to use the 7-Eleven operating system and trademarks, for the lease and use of the store premises and equipment, and for continuing services provided by the Company. These services include merchandising, advertising, recordkeeping, store audits, contractual indemnification, business counseling services and preparation of financial summaries. The Company also provides financing of the franchisee store inventory and other operating items (see Notes 2 and 6), which are collateralized by the store inventory.

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

 The Company does not rely on any major
customers as a source of revenue. Excluding area license royalties, which are included in other income as stated above, the Company's operations are concentrated in the United States and Canada.
Approximately 8% of the Company's net sales for the years ended December 31, 1999, 2000 and 2001 are from Canadian operations, and approximately
5% of the Company's long-lived assets for the years ended December 31, 2000 and 2001 are located in Canada.

    REVENUES - Revenues from the Company's two major product categories, merchandise and gasoline, are recognized at the point of sale. Based on the total dollar volume of store purchases, management estimates that the percentages of its convenience store merchandise sales by principal product category for the last three years were as follows:


             PRODUCT CATEGORIES                                YEARS ENDED DECEMBER
31
             ------------------                                -----------------------
                                                              1999     2000     2001
                                                              ----     ----     ----
             Tobacco Products                                25.8%    26.4%    26.6%
             Beverages                                       22.9%    22.5%    22.5%
             Beer/Wine                                       10.8%    10.9%    11.1%
             Non-Foods                                        8.4%     8.1%     7.8%
             Candy/Snacks                                     9.4%     9.4%     9.1%
             Food Service (includes Fresh Foods)              5.9%     5.7%     5.4%
             Dairy Products                                   5.0%     4.8%     4.7%
             Baked Goods (includes Fresh Bakery)              3.9%     3.8%     3.7%
             Prepaid Products                                 2.3%     3.0%     3.8%
             Other                                            2.7%     2.6%     2.6%
                                                            ------   ------   ------
                Total Product Sales                          97.1%    97.2%    97.3%
             Services                                         2.9%     2.8%     2.7%
                                                            ------   ------   ------
                Total Merchandise Sales                     100.0%   100.0%   100.0%
                                                            ======   ======   ======


    Services include lottery, ATM and money order service fees/commissions for which there are little, if any, costs included in merchandise cost of goods sold.

    Proceeds received in advance of satisfying revenue recognition criteria are deferred. These funds are recognized as revenue when earned by sales of related products, installation of equipment or the passage of time, all as specified by the substance of the applicable agreement.

     In 2001, the Company received $21.1 million in placement fees from strategic partners in connection with its new proprietary self-service financial and e-commerce kiosks, Vcom. In 2001, the Company recognized $7.0 million of such fees as an offset to the cost associated with the Vcom pilot in Operating, Selling, General and Administrative ("OSG&A") expense and $927,000 in other income. As of December 31, 2001, the remaining $13.2 million of fees received has not been recognized in earnings and is included in deferred credits and other liabilities in the accompanying Consolidated Balance Sheet. With the exception of fees associated with pilot phase funding, which are amortized over the term of the pilot period, the Company will amortize substantially all placement fee income over the term of the applicable agreement.

           OTHER INCOME - Other income is primarily area license royalties and franchise fee income. The area license royalties include amounts from area license agreements with SEJ of approximately $56 million, $58 million and $61 million for the years ended December 31, 1999, 2000 and 2001, respectively. Beginning in August 2002, royalty payments from SEJ will be reduced by approximately
70% in accordance with the terms of the license agreement.

           The present franchise agreements typically have a ten-year term, and initial franchise fees are generally calculated based on gross profit experience for the store or market area. These fees cover certain costs including training, an allowance for lodging for the trainees and other costs relating to the franchising of the store.
The Company defers the recognition of these fees until its obligations under the agreement are completed and a 90-day franchisee termination period has passed. Franchisee fees recognized in earnings were $14.0 million, $16.4 million and $18.3 million for the years ended December 31, 1999, 2000 and 2001, respectively.

           The Company has a program in place to finance the franchise fee for a qualifying franchisee. As of December 31, 2000 and 2001, the Company had
$14.5 million and $15.1 million of outstanding notes receivable from franchisees, of which $3.5 million and $4.0 million were classified as current for the respective years (see Notes 2 and 6).

           OPERATING, SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES - Store labor, occupancy expense and corporate expenses are the primary components of OSG&A. Advertising costs, also included in OSG&A, generally are charged to expense as incurred and were $39.4 million, $34.4 million and $32.9 million for the years ended December 31, 1999, 2000 and 2001, respectively.

           INTEREST EXPENSE - Interest expense is net of interest income and capitalized interest. Interest income was $11.2 million, $13.3 million and $13.4 million, and capitalized interest was $5.0 million, $2.6 million and $4.2 million for the years ended December 31, 1999, 2000 and 2001, respectively.

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

   CASH AND CASH EQUIVALENTS - The Company
considers all highly liquid investment instruments purchased with maturities of three months or less to be cash equivalents. Cash and cash equivalents include temporary cash investments of $37.7 million and $33.3 million at December 31, 2000 and 2001, respectively, stated at cost, which approximates market.

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

   DEPRECIATION AND AMORTIZATION - Depreciation of property and equipment is based on the estimated useful lives of these assets using the straight-line method. Acquisition and development costs for significant business systems and related software for internal use are capitalized and are depreciated or amortized on a straight-line basis. Amortization of capital lease assets, leasehold improvements and favorable leaseholds is based on the remaining terms of the leases or the estimated useful lives, whichever is shorter.

   The following table summarizes the years over which significant assets are generally depreciated or amortized:

                                              YEARS
                                            -----------
Buildings                              25
Leasehold improvements              3 to 20
Equipment                           3 to 10
Software and other intangibles      3 to 7
License royalties and goodwill     20 to 40

Foreign and domestic area license royalty intangibles were recorded in 1987 at the fair value of future royalty payments and are being amortized over 20 years using the straight-line method. The 20-year life is less than the estimated lives of the various royalty agreements, all of which are perpetual (see Note 18).

           STORE CLOSINGS AND ASSET IMPAIRMENT - The
Company writes down property and equipment of stores it is closing to estimated net realizable value at the time that management commits to a plan to close such stores. If the stores are leased, the Company will also accrue for related future estimated rent and other expenses if the expenses are expected to exceed estimated sublease rental income. The Company bases the estimated net realizable value of property and equipment on its experience in utilizing and/or disposing of similar assets and on estimates provided by its own and/or third-party real estate experts. The
Company also uses its experience in subleasing similar property to estimate future sublease income.

           The Company's long-lived assets, including goodwill, are reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable (see Note 18).

           In 2001, the Company recorded an asset
impairment charge of $5.3 million related to the planned closing in 2002 of 115 to 120 under-performing stores (see Note 19).

   INSURANCE - The Company has third-party
insurance with predetermined deductibles that cover certain insurable risks. The Company's share of losses for its workers' compensation and general liability losses are recorded based on independent actuarial estimates of the aggregate liabilities for claims incurred.

   ENVIRONMENTAL - The Company accrues for the estimated future costs related to remediation activities at existing and previously operated gasoline storage sites and other operating and nonoperating properties where releases of regulated substances have been detected.
Estimates of the anticipated future costs for remediation activities at such sites are based upon the Company's prior experience with remediation sites and consideration of factors such as the condition of the site contamination, location of tank sites and experience with contractors that perform environmental assessment and remediation work. The reserve is determined on a site-by-site basis, and a liability is recorded for remediation activities when it is probable that corrective action will be taken and the cost of the remediation activities can be reasonably estimated.

A portion of the environmental expenditures incurred for remediation activities is eligible for reimbursement under state trust funds and reimbursement programs. A receivable is recorded for estimated probable refunds when the related liability is recorded. The amount of the receivable is based upon the Company's historical collection experience with the specific state fund (or other state funds), the financial status of the state fund and the Company's priority ranking for reimbursement from the state fund.
The receivable is discounted if the amount relates to remediation activities that have already been completed (see Note 13).


2.     ACCOUNTS RECEIVABLE

                                                                 December 31
                                                           --------------------------
                                                              2000             2001
                                                              ----             ----
                                                              (Dollars in thousands)

         Trade accounts receivable                         $   92,149     $  122,873
         Franchisee accounts and notes receivable              70,433         73,257
         Environmental cost reimbursements -
            see Note 13                                         8,651          7,836
         SEJ royalty receivable                                 4,649          4,551
         Federal income tax receivable                         13,624         14,933
         Other accounts receivable                              4,945          5,007
                                                           -----------    -----------
                                                              194,451        228,457
         Allowance for doubtful accounts                       (6,941)        (5,023)
                                                           -----------    -----------
                                                           $  187,510     $  223,434
                                                           ===========    ===========


3.     INVENTORIES


                                                                          December 31
                                                                -------------------------------
                                                                      2000               2001
                                                                     ------             ------
                                                                       (Dollars in thousands)

             Merchandise                                          $   78,415        $   77,988
             Gasoline                                                 28,454            36,541
                                                                  -----------       -----------
                                                                  $  106,869        $  114,529
                                                                  ===========       ===========


           Inventories stated on the LIFO basis that are included in inventories in the accompanying
Consolidated Balance Sheets were $52.5 million and
$50.4 million for merchandise and $21.7 million and $31.0 million for gasoline at December 31, 2000 and 2001, respectively. These amounts are less than replacement cost by $37.8 million and $38.4 million for merchandise and $11.1 million and $3.0 million for gasoline at December 31, 2000 and 2001, respectively.

   For the years ended December 31, 1999, 2000 and 2001, certain inventory quantities were reduced resulting in a liquidation of LIFO inventory layers recorded at costs that were lower than the costs of current purchases. The effect of this reduction was a decrease in cost of goods sold of $628,000, $5.8 million and $2.6 million, respectively.




4.     OTHER CURRENT ASSETS

                                                                        December 31
                                                                -------------------------
                                                                   2000           2001
                                                                ---------      -----------
                                                                  (Dollars in thousands)

         Prepaid expenses                                       $  33,397      $  65,567
         Deferred tax assets - see Note 16                         50,314         43,319
         Advances for lottery and other tickets                    28,173         29,754
         Restricted cash - see Note 8                                -             8,277
         Other                                                        911          6,778
                                                                ----------      ---------
                                                                $ 112,795      $ 153,695
                                                                ==========      =========

5.     PROPERTY AND EQUIPMENT

                                                                     December 31
                                                             -------------------------------
                                                                2000              2001
                                                      ------------    ------------
                                                         (Dollars in thousands)
         Cost:
           Land                                       $    497,300    $    503,645
           Buildings                                       426,133         441,205
           Leasehold improvements                        1,272,422       1,361,979
           Equipment                                     1,123,122       1,231,722
           Software                                        277,698         303,884
           Construction in process                          56,833          72,256
                                                      -------------   ------------
                                                         3,653,508       3,914,691
         Accumulated depreciation and amortization
           (includes $78,523 and $105,749 related
            to software)                                (1,726,713)     (1,886,353)
                                                       ------------   ------------
                                                     $   1,926,795    $  2,028,338
                                                       ============   ============



6.     OTHER ASSETS



                                                               December 31
                                                         --------------------------
                                                             2000          2001
                                                             -----         -----
                                                           (Dollars in thousands)
         SEJ license royalty intangible
           (net of accumulated amortization of
            $213,065 and $229,080)                       $  105,435      $   89,420
         Other license royalty intangibles
           (net of accumulated amortization of
            $37,931 and $40,768)                             18,673          15,836
         Environmental cost reimbursements -
           see Note 13                                       45,433          49,257
         Goodwill (net of accumulated amortization
           of $1,920 and $2,755) - see Note 18               29,205          29,086
         Investments in available-for-sale domestic
           securities (no cost basis)                        11,717           8,609
         Restricted cash                                     15,885          15,370
         Franchisee notes receivable                         11,021          11,143
         Other                                               37,772          38,513
                                                          ----------      ----------
                                                         $  275,141      $  257,234
                                                         ==========      ==========

7.     ACCRUED EXPENSES AND OTHER LIABILITIES


                                                                December 31
                                                          -------------------------
                                                             2000            2001
                                                             ----            ----
                                                            (Dollars in thousands)

         Insurance                                        $  30,043       $  24,175
         Compensation                                        57,295          58,178
         Taxes                                               56,502          52,953
         Lotto, lottery and other tickets                    43,511          50,254
         Other accounts payable                              39,730          49,659
         Environmental costs - see Note 13                   18,953          17,119
         Profit sharing - see Note 12                        19,105          18,351
         Interest                                            10,746           5,745
         Book overdrafts payable - see Note 1                73,132          69,721
         Other current liabilities                           96,752          69,114
                                                          ---------       ---------
                                                          $ 445,769       $ 415,269
                                                          =========       =========




8.     DEBT

                                                                  December 31
                                                         ---------------------------
                                                             2000           2001
                                                             ----           -----
                                                            (Dollars in thousands)

         Revolving Credit Facility                      $      -        $      -
         Commercial paper                                   395,554         471,635
         5% First Priority Senior Subordinated
           Debentures due 2003                              275,187         263,222
         4 1/2% Second Priority Senior Subordinated
           Debentures (Series A) due 2004                   128,935         123,922
         4% Second Priority Senior Subordinated
           Debentures (Series B) due 2004                    21,108          20,368
         Yen Loans                                          127,237         168,983
         7 1/2% Cityplace Term Loan due 2005                225,509         220,068
         Capital lease obligations                          161,619         163,487
         Other                                                2,329           2,930
                                                         -----------     -----------
                                                          1,337,478       1,434,615
         Less: Current portion of commercial paper            -              71,635
               Long-term debt due within one year            76,156          79,073
                                                        -----------     -----------
                                                        $ 1,261,322     $ 1,283,907
                                                        ===========     ============


            REVOLVING CREDIT FACILITY - As of January 25,
2001, the Company is obligated to a group of lenders under a $200 million unsecured revolving credit agreement ("Credit Agreement"). The Credit
Agreement includes a sublimit of $150 million for letters of credit. The revolving credit facility expires in January 2006. At December 31, 2001, outstanding letters of credit under the facility totaled $67.0 million, which reduced available funds under the revolver to $133.0 million.

            Interest on the borrowings under the revolving credit facility is generally payable quarterly and is based on a variable rate equal to the administrative agent bank's base rate (4.75% at December 31, 2001) or, at the Company's option, at a rate equal to a reserve-adjusted Eurodollar rate plus a margin determined by the Company's credit ratings for senior long-term indebtedness. At
December 31, 2001, the one-month Eurodollar rate was 1.85% and the applicable margin was 0.475%.

            A facility fee of 0.15% per year is charged on the aggregate amount of the revolving credit facility. In addition, if the average outstanding balance of the facility is greater than or equal to two-thirds of the available borrowings under the facility, a utilization fee is charged on the average outstanding principal amount of loans and the undrawn face amount of the letters of credit.
The utilization fee is also tied to the Company's senior long-term indebtedness as described above and was 0.375% as of December 31, 2001. All fees are paid quarterly.

            The Credit Agreement contains various
financial and operating covenants which require, among other things, the maintenance of certain financial ratios including interest and rent coverage and consolidated total indebtedness to earnings before interest, income taxes, depreciation and amortization. The Credit
Agreement also contains various covenants which, among other things (a) limit the Company's ability to incur or guarantee indebtedness or other liabilities other than under the Credit Agreement;
(b) limit the Company's ability to engage in asset sales and sale/leaseback transactions; (c) limit the types of investments the Company can make; and
(d) limit the Company's ability to pay cash dividends or redeem or prepay principal and interest on any subordinated debt.

            COMMERCIAL PAPER - The availability of
borrowings under the Company's commercial paper facility is $650 million. At December 31, 2000 and 2001, $395.6 million and $400.0 million of the respective $395.6 million and $471.6 million outstanding principal amounts, net of discount, was classified as long-term debt since the Company intends to maintain at least these amounts outstanding during the next year. Such debt is unsecured and is fully and unconditionally guaranteed by IY. IY has agreed to continue its guarantee of all commercial paper issued through 2003. While it is not anticipated that IY would be required to perform under its commercial paper guarantee, in the event IY makes any payments under the guarantee, the Company and IY have entered into an agreement by which the Company is required to reimburse IY subject to certain restrictions in the Credit Agreement. The restrictions principally specify that no reimbursements can be made until one year after repayment in full of amounts outstanding under the Credit Agreement. The weighted-average interest rate was 6.6% and 2.0% on commercial paper borrowings outstanding at December 31, 2000 and 2001, respectively.

            DEBENTURES - The Debentures are accounted for in accordance with Statement of Financial
Accounting Standards ("SFAS") No. 15, "Accounting by Debtors and Creditors for Troubled Debt
Restructuring," and were recorded at an amount equal to the future undiscounted cash payments, both principal and interest ("SFAS No. 15
Interest"). Accordingly, no interest expense will be recognized over the life of these securities, and cash interest payments will be charged against the recorded amount of such securities. Interest on all of the Debentures is payable in cash semiannually on June 15 and December 15 of each year.

            The 5% First Priority Senior Subordinated
Debentures, due December 15, 2003 ("5%
Debentures"), had an outstanding principal balance of $239.3 million at December 31, 2001, and are redeemable at any time at the Company's option at 100% of the principal amount.

            The Second Priority Senior Subordinated
Debentures are redeemable at any time at the Company's option at 100% of the principal amount and are described as follows:

     -     4 1/2% Series A Debentures, due June 15, 2004
          ("4 1/2% Debentures"), had an outstanding principal balance of $111.4 million at December 31, 2001.

     -     4% Series B Debentures, due June 15, 2004 ("4%
Debentures"), had an outstanding principal balance of $18.5 million at December 31, 2001.

In 1999, the Company purchased $15 million principal amount of its 5% Debentures and $4.4 million principal amount of its 4 1/2% Debentures with a portion of the proceeds of the Convertible
Quarterly Income Debt Securities due 2013 ("1998
QUIDS") (see Note 9). These partial purchases resulted in an extraordinary gain of $4.3 million
(net of current tax effect of $2.7 million) as a result of the discounted purchase price and the inclusion of SFAS No. 15 Interest in the carrying amount of the debt.

 The Debentures contain certain covenants that, among other things (a) limit the payment of dividends and certain other restricted payments by both the Company and its subsidiaries; (b) require the purchase by the Company of the Debentures at the option of the holder upon a change of control;
(c) limit additional indebtedness; (d) limit future exchange offers; (e) limit the repayment of subordinated indebtedness; (f) require board approval of certain asset sales; (g) limit transactions with certain stockholders and affiliates; and (h) limit consolidations, mergers and the conveyance of all or substantially all of the Company's assets.

            The First and Second Priority Senior
Subordinated Debentures are subordinate to the borrowings outstanding under the Credit Agreement and to outstanding mortgages and notes that are either backed by specific collateral or are general unsecured, unsubordinated obligations.
The Second Priority Debentures are subordinate to the First Priority Debentures.

     YEN LOANS - The Company has monetized its future royalty payments from SEJ, its area licensee in Japan, through fixed-rate yen-denominated loans that are nonrecourse to the Company as to principal and interest. These loans, which are referred to as the "1988 Yen
Loan," the "1998 Yen Loan" and the "2001 Yen
Loan," are collateralized by the Japanese trademarks and a pledge of the future area license royalty payments from SEJ. The 1988 Yen
Loan was repaid in August 2001.

As of December 31, 2001, the principal
balance on the 1998 Yen Loan was 12.3 billion yen or $93.0 million at the exchange rate in effect on that date (131.67). The 1998 Yen Loan has an interest rate of 2.3% and, beginning October
2001, principal and interest are paid
semiannually from the SEJ area license royalty income. Based on current royalty income projections, the final payment will be made in 2006.

Proceeds from the 2001 Yen Loan, which was funded on December 27, 2001, were 10 billion yen or $76.6 million. The principal balance on the 2001 Yen Loan at December 31, 2001, was $75.9 million at the exchange rate in effect on that date (131.67). The 2001 Yen Loan has an interest rate of 1.8%, and principal and interest are payable from the SEJ area license royalty income.
Semiannual principal payments commence April
2007.

Commencing in October 2002, interest is paid semiannually in accordance with the loan agreement. Interest expense exceeds interest paid until commencement of principal payments in 2007, at which time interest paid will exceed interest expense. Based on current royalty income projections, the final payment will be made in 2011.

 The 1998 Yen Loan and the 2001 Yen Loan were funded by entities formed by the lenders. The
Company has no management control or equity interest in these entities. The Company's obligation to the entities is known (i.e., principal and interest payments as defined in the loan agreements), and the Company has no contingent obligations. The entities enable lenders to convert a portion of the Company's fixed-rate debt to variable-rate debt and to receive interest payments on a current basis.

The SEJ area license royalty is remitted monthly into a yen-denominated account for the benefit of the Company. Principal and interest payments are made from this account semiannually in accordance with the loan agreements. After the semiannual principal and interest payments are made from this account, any excess amount, as defined by the loan agreements, is released to the Company for general-purpose use. The account held 1.09 billion yen or $8.3 million at December
31, 2001 (see Note 4).

  By using its SEJ royalty receipts to
service the monthly principal and interest payments on the yen loans, the Company has an economic hedge against fluctuations in the Japanese yen to U.S. dollar exchange rate. As a result of this hedge, the 1988 and 1998 yen loans and related interest expense and payable have been recorded in the Company's consolidated financial statements as of December 31, 2000, utilizing the Japanese yen to U.S. dollar exchange rates in effect at the date of the borrowings (125.35 for the 1988 Yen Loan and 129.53 for the 1998 Yen Loan). Additionally, the
SEJ royalty for the years ended December 31, 1999 and 2000, has been recorded at the 125.35 exchange rate as it has been utilized to service the 1988 Yen Loan.

 Although SFAS No. 133 nullified the hedge accounting treatment the Company was applying to the SEJ royalty and yen loans, the Company's economic hedge against changes in the Japanese yen to U.S. dollar exchange rate remains in place. Upon adoption of SFAS No. 133 on January
1, 2001, the Company adjusted the outstanding yen loans, related interest payable and the SEJ royalty receivable to reflect the Japanese yen to U.S. dollar exchange rate quoted for January
1, 2001 (114.35). As a result, the Company increased the yen loans, related interest payable and SEJ royalty receivable by $16.1 million, with an offsetting charge of $9.8 million (net of deferred taxes of $6.3 million) to Cumulative Effect of Accounting Change in the Consolidated Statements of Earnings.

 The Company adjusts the balance of the yen loans at each reporting date to reflect the current Japanese yen to U.S. dollar exchange rate, and the resultant foreign currency exchange gain or loss is recognized in earnings.
In addition, the Company records the SEJ royalty and interest expense on the yen loans at the average Japanese yen to U.S. dollar exchange rate for the respective periods. The Company recorded $15.9 million of net conversion gain in OSG&A from the adjustment of the yen loans to the Japanese yen to U.S. dollar exchange rate for the year ended December 31, 2001.

            CITYPLACE TERM LOAN - Cityplace Center East
Corporation ("CCEC"), a subsidiary of the Company, constructed the headquarters tower, parking garages and related facilities of the Cityplace
Center development and is currently obligated to The Sanwa Bank, Limited, New York Branch
("Sanwa"), which has a lien on the property financed. The debt with Sanwa has monthly payments of principal and interest based on a 25-year amortization at 7.5%, with the remaining principal of $199.3 million due on March 1, 2005
(the "Cityplace Term Loan"). In December 2000, the Company purchased and retired approximately
$36.1 million of the outstanding principal for $33.2 million, resulting in an extraordinary gain of $1.8 million (net of current tax effect of $1.1 million).

            The Company leases the building from CCEC, occupying part of the building as its corporate headquarters and subleasing the balance to third parties. CCEC pays to Sanwa an amount that is equal to the Company's rental payments. Upon sale or refinancing of the building, CCEC will pay to Sanwa 60% of the proceeds less $275 million and permitted costs.

    MATURITIES - Long-term debt maturities assume the continuance of the commercial paper program and the IY guarantee. The maturities, which include capital lease obligations as well as SFAS
No. 15 Interest accounted for in the recorded amount of the Debentures, are as follows (dollars in thousands):

                         2002         $   150,708
                         2003             286,183
                         2004             163,664
                         2005             226,405
                         2006              26,203
                         Thereafter       581,452
                                      -----------
                                      $ 1,434,615
                                      ===========



9.     CONVERTIBLE QUARTERLY INCOME DEBT SECURITIES

             In November 1995, the Company issued $300 million principal amount of Convertible Quarterly
Income Debt Securities due 2010 ("1995 QUIDS") to
IY and SEJ. The 1995 QUIDS have no amortization, an interest rate of 4.5% and interest is payable semiannually. The Company has the right to defer interest payments at any time for up to 20 consecutive quarters.  The holder of the 1995
QUIDS can convert the debt anytime at a rate of $20.80 per share of the Company's common stock.
The conversion rate represents a premium to the market value of the Company's common stock at the time of issuance of the 1995 QUIDS.

             In February 1998, the Company issued $80 million principal amount of 1998 QUIDS, which have a 15-year life, no amortization, an interest rate of 4.5% and interest is payable semiannually. The instrument gives the Company the right to defer interest payments thereon for up to 20 consecutive quarters. The debt mandatorily converts into 6,501,686 shares of the Company's common stock if
(a) the Company's stock trades above $12.30 for 20 of 30 consecutive trading days after the fifth anniversary of issuance; (b) the Company's stock trades above $14.77 for 20 of 30 consecutive trading days after the third anniversary of issuance and before the fifth anniversary; or (c) the Company's stock closes at or above $12.30 on the last trading day prior to maturity. A portion of the proceeds from the 1998 QUIDS was used to fund the partial purchases of its 5% Debentures and its 4 1/2% Debentures (see Note 8). The 1998
QUIDS, together with the 1995 QUIDS (collectively,
"Convertible Debt"), are subordinate to all existing debt.

             The financial statements include interest payable of $723,000 and $760,000 as of December
31, 2000 and 2001, respectively, as well as interest expense of $17.4 million for the years ended December 31, 1999, 2000 and 2001, related to the Convertible Debt. As of December 31, 2001, no shares had been issued as a result of debt conversion, and the Company had not deferred any interest payments in connection with the Convertible Debt.

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

     The carrying amounts and estimated fair
values of other financial instruments as of December 31, 2001, are listed in the following table:


                                                        Carrying       Estimated
                                                         Amount       Fair Value
                                                      ----------      ----------
                                                        (Dollars in thousands)
         Commercial Paper                              $ 471,635       $ 471,635
         Debentures                                      407,512         342,678
         Yen Loans                                       168,983         169,348
         Cityplace Term Loan                             220,068         225,772
         Convertible Debt                                380,000         380,000
         Interest Rate Swap                               14,300          14,300


     The methods and assumptions used in
estimating the fair value for each of the classes of financial instruments presented in the table above are as follows:

            -   Commercial paper borrowings are sold at
market interest rates and have an average remaining maturity of less than 33 days.
Therefore, the carrying amount of commercial paper is a reasonable estimate of its fair value. The guarantee of the commercial paper by IY is an integral part of the estimated fair value of the commercial paper borrowings.

 -   The fair value of the Debentures is
estimated based on December 31, 2001, bid prices obtained from investment banking firms where traders regularly make a market for these financial instruments. The carrying amount of the Debentures includes $38.3 million of SFAS
No. 15 Interest.

-   The fair value of the Yen Loans is
estimated by calculating the present value of the future yen cash flows at current interest and exchange rates.

           -   The fair value of the Cityplace Term
Loan is estimated by calculating the present value of the future cash flows at a current interest rate for a similar financial instrument.

       -   It is not practicable, without
incurring excessive costs, to estimate the fair value of the Convertible Debt (see Note 9) at
December 31, 2001. The fair value would be the sum of the fair values assigned to both an interest rate and an equity component of the debt by a valuation firm.

       -   The fair value of the Interest Rate
Swap is estimated based on discounted cash flows for the term of the swap using forward three-month LIBOR rates as of December 31, 2001, and represents the estimated amount the Company would pay if the Company chose to terminate the swap as of December 31, 2001.

     DERIVATIVES - The Company adopted the
provisions of SFAS No. 133, "Accounting for
Derivative Instruments and Hedging Activities," as of January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

     The Company uses derivative financial
instruments to reduce its exposure to market risk resulting from fluctuations in foreign exchange rates and interest rates. The Company is party to a $250 million notional principal amount interest rate swap agreement. The
Company currently pays a fixed interest rate of 6.096% on the $250 million notional amount until February 2004. A major financial institution, as counterparty to the agreement, pays the Company interest at a floating rate based on three-month LIBOR on the notional amount during the term of the agreement. Interest payments are made quarterly on a net settlement basis.
The interest rate swap has been accounted for as a hedge and, accordingly, any difference between amounts paid and received is recorded as interest expense. The impact on net interest expense as a result of this agreement was nominally favorable for the years ended December
31, 1999 and 2000, and was an increase of $4.3 million for the year ended December 31, 2001.
The Company is at risk of loss from this swap agreement in the event of nonperformance by the counterparty when the floating interest rate exceeds the Company's fixed interest rate.

     Under SFAS No. 133, the  $250 million
interest rate swap is treated as a cash flow
hedge of the Company's interest rate exposure in
connection with its commercial paper program.
Upon adoption of SFAS No. 133 on January 1,
2001, the Company recorded a liability of $2.0
million representing the fair value of the
interest rate swap as of January 1, 2001, with
the offset of $1.2 million (net of deferred
taxes of $784,000) to Accumulated Other
Comprehensive Earnings.  The Company adjusts the
carrying value of the interest rate swap to fair
value at each reporting date with a
corresponding offset to Accumulated Other
Comprehensive Earnings.   Additionally, the
Company reviews the effectiveness of the interest rate swap at each reporting date and recognizes the ineffective portion of the interest rate swap in earnings for the period reported. The Company recognized a charge of $310,000 to interest expense in connection with ineffectiveness for the year ended December 31, 2001.

In addition, upon adoption of SFAS No. 133, the Company transferred January 1, 2001, asset and liability balances of $2.4 million and ($4.3 million), respectively, related to previous interest rate swap activity, to Accumulated
Other Comprehensive Earnings. These balances will continue to be amortized into earnings as an adjustment to interest expense through February 2004.

11.     LEASES

             LEASES - Certain property and equipment used in the Company's business is leased. Generally, real estate leases are for primary terms from 14 to 20 years with options to renew for additional periods, and equipment leases are for terms from one to ten years.

             In 1999, the Company entered into a lease facility that provided $96.6 million in off-balance sheet financing, which was used for constructing new stores and acquiring operating convenience stores from third parties not affiliated with the Company. Under the agreement, a trust funded by a group of senior lenders either acquired land and undertook construction projects with the Company acting as the construction agent or acquired operating convenience stores. After a store was constructed or acquired, the trust leased the store to the Company for an amount equal to the interest expense on the applicable store's construction costs or, in the case of operating convenience stores, the acquisition price of the land, building, motor fuels equipment and other fixtures, at LIBOR plus 2.1%. The base lease term under this facility expires in February
2005.

     In January 2001, the Company entered into an additional lease facility that provides up to $100 million of off-balance sheet financing with essentially the same terms as the 1999 facility.
Rent expense on stores constructed or purchased with money from this facility is equal to the interest expense on the applicable store's construction costs or, in the case of operating convenience stores acquired, the acquisition price of the land, building, motor fuels equipment, and other fixtures, at LIBOR plus
1.1%. The base lease term under this facility expires in July 2006 and, as of December 31, 2001, the trust had funded $72.0 million from this facility.

 Under both agreements, after the initial lease term has expired, the Company has the option of (a) extending the lease for an additional period subject to the approval of the trust; (b) purchasing the property for an amount approximating the trust's interest in such property, which is equal to the total amount of funds advanced by the trust; or (c) vacating the property, arranging for the sale to a third party and paying the trust the net proceeds from the sale. If the sale proceeds are less than the trust's interest in the property, the Company is required to reimburse the trust for the deficiency (such reimbursement not to exceed 84% of the trust's interest in the property). If the sale proceeds exceed the trust's interest in the properties, the Company is entitled to all of such excess amounts. The leases, which are accounted for as operating leases, contain financial and operating covenants similar to those under the Company's Credit Agreement (see
Note 8).

The trusts are substantive entities in
which a major financial institution is the primary equity holder. The Company has no management control or equity interest in the trusts. The Company's obligation to the trust is known (i.e. the rental payments), and the Company has no contingent obligation other than the guaranteed residual value noted above.

     In 1999 and 2000, the Company entered into sale-leaseback agreements whereby land, buildings and associated real and personal property improvements were sold and leased back by the Company. The Company received net proceeds of $57.3 million and $71.9 million on the sale of 30 and 33 stores, respectively. The gains on the sale of the properties of approximately $10 million and $12 million, respectively, were deferred and are being recognized on a straight-line basis over the initial term of the leases.

   Under the terms of the sale-leaseback
agreements, the Company will make rental payments over terms ranging from 16 to 18 1/2 years. At the expiration of the initial lease term, the Company will have the option of renewing the lease for up to six renewal terms of up to five years per renewal term at predetermined increases. The leases do not contain purchase options or guaranteed residual values; however, the Company has the right of first refusal after the first five years of the initial lease term with respect to any offers to purchase the properties which the lessor receives. The leases are being accounted for as operating leases.

The Company is party to a $115 million master lease facility used primarily for electronic point-of-sale equipment and software associated with the Company's retail information system. The leases relating to point-of-sale equipment are accounted for as operating leases. The leases relating to software are accounted for as capital leases.

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

          The composition of capital leases reflected as property and equipment in the Consolidated Balance
Sheets is as follows:

                                                                  December 31
                                                          --------------------------
                                                              2000           2001
                                                              ----           -----
                                                             (Dollars in thousands)

              Buildings                                   $  181,062      $  189,965
              Equipment                                        4,958           2,210
              Software                                        40,813          40,813
                                                          -----------     -----------
                                                             226,833         232,988
              Accumulated amortization                       (82,362)        (85,014)
                                                          -----------     -----------
                                                          $  144,471      $  147,974
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

             Future minimum lease payments for years
ending December 31 are as follows:


                                                             Capital      Operating
                                                             Leases        Leases
                                                           ----------    -----------
                                                             (Dollars in thousands)

         2002                                              $  33,088    $   177,663
         2003                                                 25,251        158,281
         2004                                                 24,786        131,887
         2005                                                 24,052        102,097
         2006                                                 22,918         81,792
         Thereafter                                          166,835        547,913
                                                           ----------     ----------
         Future minimum lease payments                       296,930    $ 1,199,633
                                                                         ===========
         Estimated executory costs                                (9)
         Amount representing imputed interest               (133,434)
                                                           ----------
         Present value of future minimum lease payments    $ 163,487
                                                           ==========

            Minimum noncancelable sublease rental income to be received in the future, which is not included above as an offset to future payments, totals $8.2 million for capital leases and $8.4 million for operating leases.

            Rent expense on operating leases for the years ended December 31, 1999, 2000 and 2001, totaled
$164.6 million, $195.8 million and $211.2 million, respectively, including contingent rent expense of $11.5 million, $12.4 million and $13.2 million, which has been reduced by sublease rent income of $4.9 million, $3.8 million and $3.6 million.
Contingent rent expense on capital leases for the years ended December 31, 1999, 2000 and 2001, was
$1.5 million, $1.6 million and $1.5 million, respectively. Contingent rent expense is generally based on sales levels or changes in the Consumer Price Index.

            LEASES WITH THE SAVINGS AND PROFIT SHARING
PLAN - At December 31, 2001, the 7-Eleven, Inc.
Employees' Savings and Profit Sharing Plan
("Savings and Profit Sharing Plan") owned one store leased to the Company under a capital lease and 475 stores leased to the Company under operating leases at rentals which, in the opinion of management, approximated market rates at the inception date of each lease. In addition, in 1999, 2000 and 2001, there were 28, 24 and 71 leases, respectively, that either expired or, as a result of properties that were sold by the Savings and Profit Sharing Plan to third parties, were canceled or assigned to the new owner. Also, the Company exercised its right of first refusal and purchased four, 19 and two properties from the Savings and Profit Sharing Plan in 1999, 2000 and
2001, respectively, for an aggregate purchase price of $1.2 million, $9.2 million and $748,000 in the respective years.

          Included in the consolidated financial
statements are the following amounts related to leases with the Savings and Profit Sharing Plan:



                                                                      December 31
                                                              ------------------------
                                                                  2000          2001
                                                                  ----          ----
                                                               (Dollars in thousands)

         Buildings (net of accumulated amortization
           of $42 and $45)                                    $     37      $     34
                                                              ===========   ===========
         Capital lease obligations (net of current
           portion of $51 and $49)                            $     24      $     22
                                                              ===========   ===========



                                                               Years Ended December 31
                                                            ---------------------------
                                                              1999      2000      2001
                                                              ----      ----      ----
                                                               (Dollars in thousands)

         Rent expense under operating leases and
            amortization of capital lease assets             $18,166   $18,299   $17,613
                                                             =======   =======   =======
         Imputed interest expense on capital
            lease obligations                                $     5   $     4   $     5
                                                             =======   =======   =======
         Capital lease principal payments included
           in principal payments under long-term
           debt agreements                                   $     3   $     4   $     4
                                                             =======   =======   =======


12.     BENEFIT PLANS

             PROFIT SHARING PLANS - The Company maintains the Savings and Profit Sharing Plan for its U.S.
employees and the 7-Eleven Canada, Inc. Pension
Plan for its Canadian employees. These plans provide retirement benefits to eligible employees.

     Contributions to the Savings and Profit
Sharing Plan, a 401(k) defined contribution plan, are made by both the participants and 7-Eleven. 7-
Eleven contributes the greater of approximately
10% of its net earnings, as defined, or an amount determined by the Company. The contribution by the Company is generally allocated to the participants on the basis of their individual contribution and years of participation in the Savings and Profit
Sharing Plan.  The provisions of the 7-Eleven
Canada, Inc. Pension Plan are similar to those of the Savings and Profit Sharing Plan. Total contributions to these plans for the years ended
December 31, 1999, 2000 and 2001, were $13.6
million, $16.0 million and $15.0 million, respectively, and are included in OSG&A.

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

 In 2000, the Company changed its method of amortization such that, if cumulative unrecognized gains or losses at the beginning of a period exceed 40% of the accumulated postretirement benefit obligation, the entire unrecognized gain or loss will be amortized over a three-year period beginning in the subsequent year. The Company believes this new method of amortization results in a more accurate reflection of its postretirement benefit obligation by providing for more immediate recognition of gains and losses.
Because the 40% threshold was first exceeded at the beginning of 2000, the accelerated amortization method was first applied in 2001.
This change in accounting principle had no impact on the Company's 1999 and 2000 results of operations and increased the amortization of the actuarial gain in 2001 by approximately $2 million.

     The following information on the Company's
Insurance Plan is provided:


                                                                        December 31
                                                                   -----------------------
                                                                     2000          2001
                                                                     ----          ----
                                                                   (Dollars in thousands)

         CHANGE IN BENEFIT OBLIGATION
            Net benefit obligation at beginning of year            $  19,830    $  20,178
            Service cost                                                 559          573
            Interest cost                                              1,530        1,557
            Plan participants' contributions                           3,232        4,391
            Actuarial (gain) loss                                       (287)       1,472
            Gross benefits paid                                       (4,686)      (5,825)
                                                                   ----------    ---------
            Net benefit obligation at end of year                  $  20,178    $  22,346
                                                                   ==========    =========
         CHANGE IN PLAN ASSETS
            Fair value of plan assets at beginning of year         $    -       $     -
            Employer contributions                                     1,454        1,434
            Plan participants' contributions                           3,232        4,391
            Gross benefits paid                                       (4,686)      (5,825)
                                                                   ---------     ---------
            Fair value of plan assets at end of year               $    -        $    -
                                                                   =========     =========

         Funded status at end of year                              $ (20,178)   $ (22,346)
         Unrecognized net actuarial gain                              (8,488)      (4,053)
                                                                   ----------    ----------
         Accrued benefit costs                                     $ (28,666)   $ (26,399)
                                                                   ==========    ==========



                                                            Years Ended December 31
                                                         --------------------------------
                                                           1999        2000        2001
                                                           ----        ----        ----
                                                              (Dollars in thousands)
       COMPONENTS OF NET PERIODIC BENEFIT COST
          Service cost                                  $   658       $   559    $   573
          Interest cost                                   1,541         1,530      1,557
          Amortization of actuarial gain                   (398)         (691)    (2,964)
                                                        --------      --------   --------
          Net periodic benefit cost (benefit)           $ 1,801       $ 1,398    $  (834)
                                                        ========      ========   ========

       WEIGHTED-AVERAGE ASSUMPTIONS USED
          Discount rate                                   7.75%         7.75%      7.00%
          Health care cost trend on covered charges:
            2000 trend                                    7.00%          N/A        N/A
            2001 trend                                    6.00%        12.00%       N/A
            2002 trend                                    6.00%        10.00%     10.00%
            Ultimate trend                                6.00%         6.00%      6.00%
            Ultimate trend reached in                     2001          2006       2006



     There is no effect of a one-percentage-point increase or decrease in assumed health care cost trend rates on either the total service and interest cost components or the postretirement benefit obligation for the years ended December
31, 1999, 2000 and 2001, as the Company
contributes a fixed dollar amount.

     STOCK INCENTIVE PLAN - The 1995 Stock
Incentive Plan (the "Stock Incentive Plan") provides for the granting of stock options, stock appreciation rights, performance shares, restricted stock, restricted stock units, bonus stock and other forms of stock-based awards and authorizes the issuance of up to 8.2 million shares over a ten-year period to certain key employees and officers of the Company. All options granted in 1999, 2000 and 2001 were granted at an exercise price that was equal to the fair market value on the date of grant. The options granted vest in five equal installments beginning one year after grant date with possible acceleration thereafter based on certain improvements in the price of the Company's common stock. Vested options are exercisable within ten years of the date granted.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the options granted: for each year presented, expected life of five years and no dividend yields, combined with risk-free interest rates of 6.19%, 6.72% and 5.09% and expected volatility of 62.95%, 67.76% and 67.23% for the years ended December 31, 1999, 2000 and 2001, respectively.

     A summary of the status of the Stock
Incentive Plan as of December 31, 1999, 2000 and
2001, and changes during the years ending on those dates, is presented below:


                                                1999                       2000                       2001
                                 -------------------------   -------------------------   ------------------------
                                       Shares   Weighted-Average   Shares   Weighted-Average   Shares   Weighted-Average
Fixed Options                          (000's)   Exercise Price    (000's)   Exercise Price    (000's)   Exercise Price
--------------------------------      --------  ----------------   -------  ----------------   -------  ----------------
Outstanding at beginning of year       2,686      $ 13.22          3,094     $ 12.13           4,891       $ 14.95
Granted                                  773         9.38          2,063       18.97             875         10.92
Exercised                                -            -              (19)      13.52             (24)         9.44
Forfeited                               (365)       14.36           (247)      13.27            (218)        15.38
                                      --------                    -------                     -------
Outstanding at end of year             3,094        12.13          4,891       14.95            5,524        14.32
                                      =======                     =======                      =======

Options exercisable at year-end        1,129        14.21          1,845       13.99            2,662        14.03
Weighted-average fair value of
  options granted during the year    $  5.53                     $ 11.77                      $  6.58




               Options Outstanding                                       Options Exercisable
   ------------------------------------------------------------     ----------------------------
                      Options        Weighted-                        Options
                    Outstanding       Average        Weighted-       Exercisable    Weighted-
     Range of        at 12/31/01     Remaining         Average      at 12/31/01       Average
   Exercise Prices     (000's)   Contractual Life  Exercise Price      (000's)   Exercise Price
  ----------------  -----------  ----------------  --------------   ------------  --------------
    $ 9.38-$10.92       2,112         8.15           $ 10.05              718         $  9.46
     12.35- 13.38         496         5.93             12.37              411           12.35
     15.00- 15.94       1,029         4.30             15.45            1,029           15.45
     19.00- 19.06       1,887         7.98             19.00              504           19.00
                     -----------                                     -----------
      9.38- 19.06       5,524         7.17             14.32            2,662           14.03
                     ===========                                     ===========



            The Company is accounting for the Stock
Incentive Plan for employees under the provisions of APB No. 25 and, accordingly, no compensation cost has been recognized. If compensation cost had been determined based on the fair value at the grant date for awards under this plan consistent with the method prescribed by SFAS No. 123, the Company's net earnings and earnings per share for the years ended December 31, 1999, 2000 and 2001, would have been reduced to the pro forma amounts indicated in the table below:



                                                   1999       2000        2001
                                                 ---------   --------   ----------
                                                     (Dollars in thousands,
                                                      except per-share data)

         Net earnings:
            As reported                          $ 83,113   $ 108,292   $ 83,720
            Pro forma                              80,819     103,653     78,868

         Earnings per common share:
            As reported:
               Basic                             $  1.01     $  1.08    $   .80
               Diluted                               .91         .98        .75
            Pro forma:
               Basic                             $   .99     $  1.04    $   .75
               Diluted                               .89         .94        .71

13.  COMMITMENTS AND CONTINGENCIES

            DISTRIBUTION SERVICES - The Company has a ten-year service agreement with McLane Company, Inc.
("McLane") under which McLane is making its distribution services available to 7-Eleven stores in the United States. The agreement expires in November 2002. Upon signing the service agreement, the Company received a $9.5 million transitional payment that is being amortized to cost of goods sold over the life of the agreement.
If the Company does not fulfill its obligation to McLane during this time period, the Company must reimburse McLane on a pro-rata basis for a portion of the transitional payment. The Company has exceeded the minimum annual purchases each year and expects to exceed the minimum required purchase levels in 2002.

            GASOLINE SUPPLY - The Company has a 20-year product purchase agreement with Citgo Petroleum
Corporation ("Citgo") to buy specified quantities of gasoline at market prices. The agreement expires September 2006. The market prices are determined pursuant to a formula based on the prices posted by gasoline wholesalers in the various market areas where the Company purchases gasoline from Citgo. Minimum required annual purchases under this agreement are generally the lesser of 750 million gallons or 35% of gasoline purchased by the Company for retail sale. The
Company has met the minimum required annual purchases each year and expects to meet the minimum required annual purchase levels in 2002.

     INFORMATION TECHNOLOGY - In January 2002, the Company entered into a seven-year contract with an information technology service provider.
The Company is required to purchase a minimum of $25 million of services annually. The Company has historically exceeded this annual threshold for information technology expenditures and in the future expects to fully utilize the required minimum level of services.

 ENVIRONMENTAL - The Company accrues for the anticipated future costs and the related probable state reimbursement amounts for remediation activities at its existing and previously operated gasoline storage sites where releases of regulated substances have been detected. At
December 31, 2000 and 2001, the Company's estimated undiscounted liability for these sites was $27.3 million and $31.4 million, respectively, of which $10.7 million and $15.0 million are included in deferred credits and other liabilities and the remainder is included in accrued expenses and other liabilities. The
Company anticipates that substantially all of the future remediation costs for detected releases at these sites as of December 31, 2001, will be incurred within the next five or six years.

 Under state reimbursement programs, the
Company is eligible to receive reimbursement for a portion of future remediation costs, as well as a portion of remediation costs previously paid.
Accordingly, at December 31, 2000 and 2001, the
Company has recorded net receivable amounts of $50.3 million and $54.0 million, respectively, for the estimated probable state reimbursements, of which $31.4 million and $33.3 million relate to remediation costs incurred in the state of California. Of the total receivables, $43.0 million and $46.6 million, respectively, are included in other assets and the remainder in accounts receivable. In assessing the probability of state reimbursements, the Company takes into consideration each state's fund balance, revenue sources, existing claim backlog, status of cleanup activity and claim ranking systems. As a result of these assessments, the recorded receivable amounts in other assets are net of allowances of $7.7 million and $10.8 million for 2000 and 2001, respectively.

While there is no assurance of the timing of the receipt of state reimbursement funds, based on the Company's experience, the Company expects to receive the majority of state reimbursement funds, except from California, within one to three years after payment of eligible remediation expenses, assuming that the state administrative procedures for processing such reimbursements have been fully developed.
The Company estimates that it will receive reimbursement of most of its identified remediation expenses in California, although it may take one to ten years to receive those reimbursement funds. As a result of the timing in receiving reimbursement funds from the various states, the portion of the recorded receivable amounts related to remedial activities that have already been completed has been discounted at approximately 5.1% and 5.0% in 2000 and 2001, respectively, to reflect present values. Thus, the 2000 and 2001 recorded receivable amounts are also net of present value discounts of $11.4 million and $11.1 million, respectively.

The estimated future remediation
expenditures and related state reimbursement amounts could change within the near future as governmental requirements and state reimbursement programs continue to be implemented or revised.
Such revisions could have a material impact on the Company's operations and financial position.

     In December 1988, the Company closed its chemical manufacturing facility in New Jersey.
Commencing in 1998, the Company is required to conduct environmental remediation at the facility, including groundwater monitoring and treatment. The Company has recorded undiscounted liabilities representing its best estimates of the remaining cleanup costs of $6.3 million and $4.7 million at December 31, 2000 and 2001, respectively. Of these amounts, $4.0 million is included in deferred credits and other liabilities, and the remainder is in accrued expenses and other liabilities for each year.

  In 1991, the Company and the former owner of the facility entered into a settlement agreement pursuant to which the former owner agreed to pay a substantial portion of the cleanup costs. Based on the terms of the settlement agreement and the financial resources of the former owner, the Company has recorded receivable amounts of $3.8 million and $3.1 million at December 31, 2000 and 2001, respectively. Of this amount, $2.4 million and $2.7 million, respectively, are included in other assets and the remainder is included in accounts receivable.

14.     EQUITY TRANSACTIONS

On March 16, 2000, the Company issued
22,736,842 shares of common stock at $23.75 per share to IYG Holding Company in a private placement transaction, which increased their ownership in the Company to 72.7% at that time.
The net proceeds of $539.4 million were used to repay the outstanding balance on the Company's bank term loan of $112.5 million and to reduce the Company's revolving credit facility by approximately $250 million and commercial paper facility by approximately $177 million.

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

     STOCK PURCHASE PLANS - In 1999, the Company adopted noncompensatory stock purchase plans that allow qualified employees and franchisees to acquire shares of the Company's common stock at market value on the open market. The Company is responsible for the payment of all administrative fees for establishing and maintaining the stock purchase plans as well as the payment of all brokerage commissions for the purchase of shares by the plans' independent administrator. In
2001, the Company added a matching-contribution component to the employee plan equal to 10% of the individual's common stock purchases for the year with certain restrictions applying. The
Company's matching contribution was $79,000 for the year ended December 31, 2001.

     STOCK COMPENSATION PLAN FOR NON-EMPLOYEE
DIRECTORS - In 1998, the Company established the
Stock Compensation Plan for Non-Employee Directors under which up to an aggregate of 240,000 shares of the Company's common stock is authorized to be issued to its non-employee directors. Eligible directors may elect to receive all, none or a portion of their directors' fees in shares of the Company's common stock. During 1999, 2000 and
2001, 15,204, 12,785 and 16,606 shares,
respectively, were issued under the plan.

16.     INCOME TAXES

          The components of earnings before income tax expense, extraordinary gain and cumulative effect of accounting change are as follows:


                                                          Years Ended December 31
                                                   ------------------------------------
                                                      1999        2000         2001
                                                   --------    ---------      --------
                                                         (Dollars in thousands)
         Domestic (including royalties of
           $72,947, $77,119 and $80,816
           from area license agreements
           in foreign countries)                  $ 115,588     $ 142,890     $ 143,086
         Foreign                                     11,751        10,829        10,302
                                                  ---------     ---------     ---------
                                                  $ 127,339     $ 153,719     $ 153,388
                                                   ==========     ==========    ==========

           The provision for income tax expense on earnings before extraordinary gain and cumulative effect of accounting change in the accompanying
Consolidated Statements of Earnings consists of the following:


                                                          Years Ended December 31
                                                       -------------------------------
                                                         1999       2000       2001
                                                       --------   --------   ---------
                                                            (Dollars in thousands)
         Current:
           Federal                                     $    429   $    520  $  15,703
           Foreign                                       13,361     13,364     11,148
           State                                          2,250      4,800      4,829
                                                       --------   --------   ---------
                   Subtotal                              16,040     18,684     31,680
         Deferred                                        32,476     28,507     28,141
                                                       --------   ---------  ---------
         Income tax expense on earnings before
           extraordinary gain and cumulative
           effect of accounting change                 $ 48,516   $ 47,191   $ 59,821
                                                       ========   =========  =========

Included in the accompanying Consolidated
Statements of Shareholders' Equity (Deficit) at
December 31, 1999, 2000 and 2001, respectively, are
$7.1 million, $4.6 million and $3.3 million of deferred income taxes provided on unrealized gains on marketable securities. Also, at December 31, 2001, there is a deferred income tax benefit of $5.5 million provided on unrealized losses on the Company's interest rate swap (see Note 10).

Reconciliations of income tax expense on earnings before extraordinary gain and cumulative effect of accounting change at the federal statutory rate to the Company's actual income tax expense provided are as follows:


                                                        Years Ended December 31
                                                   --------------------------------
                                                     1999       2000        2001
                                                   --------   --------    ---------
                                                         (Dollars in thousands)
         Tax expense at federal statutory rate     $ 44,569   $ 53,802    $ 53,686
         Federal income tax settlement                 -       (12,490)     (1,522)
         State income tax expense, net of
            federal income tax benefit                1,463      3,120       3,139
         Foreign tax rate difference                    728       (176)      2,117
         Other                                        1,756      2,935       2,401
                                                   ---------  ---------   ---------
                                                   $ 48,516   $ 47,191    $ 59,821
                                                   =========  =========   =========

     Significant components of the
Company's deferred tax assets and liabilities are as follows:


                                                                 December 31
                                                          ------------------------
                                                             2000          2001
                                                          ----------    ----------
                                                           (Dollars in thousands)
         Deferred tax assets:
            Compensation and benefits                     $  30,797     $  27,766
            SFAS No. 15 Interest                             22,541        15,317
            Accrued insurance                                27,047        26,072
            Accrued liabilities                              26,585        26,284
            Debt issuance costs                               3,660         7,308
            Tax credit carryforwards                          6,468           -
            Other                                             7,798         6,060
                                                          ----------     ---------
               Subtotal                                     124,896       108,807

         Deferred tax liabilities:
            Property and equipment                         (112,957)     (124,851)
            Area license agreements                         (48,402)      (41,050)
            Other                                            (9,102)       (7,657)
                                                          ----------    - --------
               Subtotal                                    (170,461)     (173,558)
                                                          ----------    ----------
         Net deferred tax liability                       $ (45,565)    $ (64,751)
                                                          ==========    ==========



            At December 31, 2000 and 2001, respectively,
$95.9 million and $108.1 million of the Company's net deferred tax liability is recorded in deferred credits and other liabilities. The remaining balance is included in other current assets (see
Note 4).

17.     EARNINGS PER COMMON SHARE

     Computations for basic and diluted earnings per share are presented below:


                                                                                     Years Ended December 31
                                                                               -----------------------------------
                                                                                   1999        2000       2001
                                                                               -----------  ----------  -----------
                                                                               (In thousands, except per-share data)
BASIC:
   Earnings before extraordinary gain and cumulative effect of
      accounting change                                                        $   78,823   $  106,528  $   93,567
   Extraordinary gain                                                               4,290        1,764         -
   Cumulative effect of accounting change                                             -            -        (9,847)
                                                                               -----------  ----------  -----------
   Net earnings                                                                $   83,113   $  108,292  $   83,720
                                                                               ===========  ==========  ===========

   Weighted-average common shares outstanding                                      81,994      100,039     104,800
                                                                               ===========  ==========  ===========

   Earnings per common share before extraordinary gain and
      cumulative effect of accounting change                                   $      .96   $     1.06  $      .89
   Extraordinary gain                                                                 .05          .02          -
   Cumulative effect of accounting change                                              -            -         (.09)
                                                                               -----------  ----------  -----------
   Net earnings per common share                                               $     1.01   $     1.08  $      .80
                                                                               ===========  ==========  ===========

DILUTED:
   Earnings before extraordinary gain and cumulative effect of
      accounting change                                                        $   78,823   $  106,528  $   93,567
   Add interest on convertible quarterly income debt securities,
      net of tax - see Note 9                                                      10,761       10,579      10,627
                                                                               -----------  ----------  -----------
   Earnings before extraordinary gain and cumulative effect of
      accounting change plus assumed conversions                                   89,584      117,107     104,194
   Extraordinary gain                                                               4,290        1,764         -
   Cumulative effect of accounting change                                             -            -        (9,847)
                                                                               -----------  ----------  -----------
   Net earnings plus assumed conversions                                       $   93,874   $  118,871  $   94,347
                                                                               ===========  ==========  ===========

   Weighted-average common shares outstanding (Basic)                              81,994      100,039     104,800
   Add effects of assumed conversions:
      Stock options - see Note 12                                                      42          476         187
      Convertible quarterly income debt securities - see Note 9                    20,924       20,924      20,924
                                                                               -----------  ----------  -----------
   Weighted-average common shares outstanding plus
       shares from assumed conversions (Diluted)                                  102,960      121,439     125,911
                                                                               ===========  ==========  ===========

   Earnings per common share before extraordinary gain and
      cumulative effect of accounting change                                   $      .87   $      .97  $      .83
   Extraordinary gain                                                                 .04          .01          -
   Cumulative effect of accounting change                                              -            -         (.08)
                                                                               -----------  ----------  -----------
   Net earnings per common share                                               $      .91   $      .98  $      .75
                                                                               ===========  ==========  ===========



18.    RECENTLY ISSUED ACCOUNTING STANDARDS

 SFAS No. 141, "Business Combinations,"
which was issued in July 2001, addresses financial accounting and reporting for business combinations. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001, and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.
The Company adopted the provisions of this statement as of July 1, 2001, and there was no financial accounting impact associated with its adoption.

SFAS No. 142, "Goodwill and Other
Intangible Assets," which was issued in July 2001, addresses financial accounting and reporting for acquired goodwill and other intangible assets.
The statement eliminates amortization of goodwill and intangible assets with indefinite lives and requires a transitional impairment test of these assets within six months of the date of adoption and an annual impairment test thereafter and in certain circumstances. The annual impact of not amortizing the Company's goodwill and indefinite-life license royalty intangibles is estimated to be a $19 million decrease in amortization expense.
No material changes to the carrying amounts of goodwill and other intangible assets are anticipated as a result of adopting SFAS No. 142.
The Company will adopt the provisions of SFAS No.
142 effective January 1, 2002.

SFAS No. 143, "Accounting for Asset
Retirement Obligations," was issued in August 2001 and establishes financial accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 will impact the Company's accounting for underground storage tank removal costs. The Company plans to early-adopt the provisions of SFAS No. 143 effective January 1, 2002, and estimates that this adoption will result in a one-time cumulative effect after-tax charge of approximately $29 million and a reduction in 2002 earnings before cumulative effect charge of approximately $2 million.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in October 2001. SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The Company anticipates that the provisions of this statement, which it will adopt effective January 1, 2002, will not have a material effect on the Company's financial statements.

19.     SUBSEQUENT EVENT

          In February 2002, the Company's management approved and committed to a plan to streamline the overall cost structure of the Company. As a result, in the first quarter of 2002, the Company recorded a one-time charge of $4.7 million to OSG&A expense for severance costs. In addition, the Company's management committed to a plan to close between 115 and 120 underperforming stores in 2002. In connection with the planned store closings, the Company will record a pretax charge of $5.8 million to OSG&A in the first quarter of 2002, primarily for anticipated future rent and other expenses in excess of related estimated sublease income.

          The Company also recorded, in the fourth quarter of 2001, an asset impairment charge of $5.3 million related to the planned store closings (see
Note 1).

20.     QUARTERLY FINANCIAL DATA (UNAUDITED)

           Summarized quarterly financial data for 2000 and 2001 is as follows:



        YEAR ENDED DECEMBER 31, 2000:
        ----------------------------
                                                First    Second   Third   Fourth
                                               Quarter  Quarter  Quarter  Quarter   Year
                                               -------  -------  -------  -------  ------
                                              (Dollars in millions, except per-share data)

         Merchandise sales                     $1,509   $1,722   $1,794   $1,607   $6,632
         Gasoline sales                           604      707      718      685    2,714
                                               ------   ------   ------   ------   ------
         Net sales                              2,113    2,429    2,512    2,292    9,346
                                               ------   ------   ------   ------   ------

         Merchandise gross profit                 515      608      624      558    2,305
         Gasoline gross profit                     51       68       63       57      239
                                               ------   ------   ------   ------   ------
         Gross profit                             566      676      687      615    2,544
                                               ------   ------   ------   ------   ------

         Income tax expense (benefit)             (11)      24       27        7       47
         Earnings before
           extraordinary gain                      15       38       41       13      107
         Net earnings                              15       38       41       14      108
         Earnings per common share
           before extraordinary gain:
            Basic                                 .17      .37      .39      .12     1.06
            Diluted                               .16      .32      .35      .12      .97



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


        YEAR ENDED DECEMBER 31, 2001
        -----------------------------
                                                  First    Second   Third    Fourth
                                                Quarter  Quarter  Quarter  Quarter   Year
                                                -------  -------  -------  -------  ------
                                               (Dollars in millions, except per-share data)

         Merchandise sales                      $1,559   $1,823   $1,923   $1,715   $7,020
         Gasoline sales                            669      781      727      585    2,762
                                                ------   ------   ------   ------   ------
         Net sales                               2,228    2,604    2,650    2,300    9,782
                                                ------   ------   ------   ------   ------

         Merchandise gross profit                  525      626      659      590    2,400
         Gasoline gross profit                      52       70       75       65      262
                                                ------   ------   ------   ------   ------
         Gross profit                              577      696      734      655    2,662
                                                ------   ------   ------   ------   ------

         Income tax expense                          1       21       26       12       60
         Earnings before cumulative effect
           of accounting change                      2       33       41       18       94
         Net earnings (loss)                        (8)      33       41       18       84
         Earnings per common share before
           cumulative effect of accounting
           change
            Basic                                  .02      .31      .39      .16      .89
            Diluted                                .02      .28      .35      .16      .83


       The first quarter includes a cumulative effect of accounting change expense of $9.8 million (net of deferred taxes of $6.3 million) from the adoption of SFAS No. 133 (see Note 10). Included in the first, second, third and fourth quarters is a net conversion gain (loss) of $7.8 million, ($2.2) million, ($2.7) million and $5.7 million, respectively, (net of deferred taxes of $5.0 million, ($1.4) million, ($1.8) million and $3.6 million, respectively) primarily resulting from adjusting the balance of the yen loans to reflect the end-of-period exchange rate of yen to U.S.
dollar (see Note 8). The fourth quarter includes an impairment charge of $3.2 million (net of deferred tax benefit of $2.1 million) related to planned store closings in 2002 (see Note 1).

               REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of 7-Eleven, Inc.:

We have audited the accompanying consolidated balance sheets of 7-Eleven, Inc. and Subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of earnings, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 7-Eleven, Inc. and Subsidiaries as of December 31, 2000 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 and Note 10 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and
Hedging Activities," in 2001.


                                        PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
January 31, 2002, except as to Note 19, for which the date is February 6, 2002

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     We have included the information required in response to this Item in our Definitive Proxy Statement for our April 24,
2002, Annual Meeting of Shareholders.


ITEM 11.   EXECUTIVE COMPENSATION.

     We have included the information required in response to this Item in our Definitive Proxy Statement for our April 24,
2002, Annual Meeting of Shareholders.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT

     We have included the information required in response to this Item in our Definitive Proxy Statement for our April 24,
2002, Annual Meeting of Shareholders.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have included the information required in response to this Item in our Definitive Proxy Statement for our April 24,
2002, Annual Meeting of Shareholders.

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K

(a) The following documents are filed as a part of this report:

1. 7-Eleven, Inc. and Subsidiaries' Financial Statements for the three years in the period ended December 31, 2001, are included in this report:

                                                                                          PAGE
Consolidated Balance Sheets - December 31, 2000 and 2001                                   46
Consolidated Statements of Earnings - Years Ended December 31, 1999, 2000 and 2001         47
Consolidated Statements of Shareholders' Equity (Deficit) - Years Ended
     December 31, 1999, 2000 and 2001                                                      48
Consolidated Statements of Cash Flows - Years Ended December 31, 1999, 2000 and 2001       49
Notes to Consolidated Financial Statements                                                 50
Report of Independent Accountants - PricewaterhouseCoopers LLP                             80

2.     7-Eleven, Inc. and Subsidiaries' Financial Statement Schedule, included in this report.
                                                                                                       PAGE

Report of Independent Accountants on Financial Statement Schedule - PricewaterhouseCoopers LLP          86

II - Valuation and Qualifying Accounts                                                                  87

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

3.(3)      Articles of Amendment to the Second Restated Articles of Incorporation, as filed with the Secretary of State of Texas, to effect a one-for-five reverse split of the common stock of 7-
Eleven, Inc., incorporated by reference to file No. 0-16626, 7-Eleven, Inc.'s Quarterly Report on
Form 10-Q for the quarter ended June 30, 2000, Exhibit 3.

3.(4)      Bylaws of 7-Eleven, Inc., restated as amended through March 1, 2001.                       Tab 1

4.         INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES (SEE EXHIBITS
            (3).(1) AND (3).(2), ABOVE).

4.(i)(1)   Specimen Certificate for Common Stock, $.0001 par value, incorporated by reference to
7-Eleven, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit
4.(i)(1).








4.(i)(2)   Subscription Agreement dated March 1, 2000, between IYG Holding Company, 7-Eleven,
Inc., Ito-Yokado Co., Ltd. and Seven-Eleven Co., Ltd, incorporated by reference to 7-Eleven,
Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 4.(i)(5).

4.(i)(3)   Agreement as to Shares dated March 16, 2000, between 7-Eleven, Inc., Ito-Yokado Co.,
Ltd. And Seven-Eleven Co., Ltd., incorporated by reference to 7-Eleven, Inc.'s Annual Report on
Form 10-K for the year ended December 31, 1999, Exhibit 4.(i)(6).

4.(i)(4)   Registration Rights Agreement dated March 16, 2000, between IYG Holding Company, 7-
Eleven, Inc., Ito-Yokado Co., Ltd. And Seven-Eleven Co., Ltd. incorporated by reference to 7-
Eleven, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 4.(i)(7).

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

10. MATERIAL CONTRACTS.

10.(i)(1)  Credit Agreement, dated as of January 25, 2001, among 7-Eleven, Inc., the financial institutions party thereto as Senior Lenders, Citibank, NA, as Administrative Agent, The Sakura
Bank, Limited, New York Branch, as Co-Agent and Salomon Smith Barney, Inc., as Sole Lead Arranger
and Sole Book Manager, incorporated by reference to 7-Eleven, Inc.'s Form 10-Q for the quarter ended March 31, 2001,
Exhibit 10.

10.(i)(2)  Credit and Reimbursement Agreement by and between Cityplace Center East Corporation, an indirect wholly owned subsidiary of Southland, and The Sanwa Bank Limited, Dallas Agency, dated
February 15, 1987, relating to $290 million of 7 7/8% Notes due February 15, 1995, issued by
Cityplace Center East Corporation (to which Southland is not a party and which is non-recourse to
Southland), incorporated by reference to The Southland Corporation's Annual Report on Form 10-K
for the year ended December 31, 1996, Exhibit 10.(i)(6).

10.(i)(3)    Third Amendment to Credit and Reimbursement Agreement, dated as of February 10, 1995, by and between The Sanwa Bank, Limited, Dallas Agency and Cityplace Center East Corporation,
incorporated by reference to The Southland Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10.(i)(4).

10.(i)(4)    Amended and Restated Lease Agreement between Cityplace Center East Corporation and
The Southland Corporation relating to The Southland Tower, Cityplace Center, Dallas, Texas,
incorporated by reference to The Southland Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, Exhibit 10.(i)(7).






10.(i)(5)    Limited Recourse Financing for The Southland Corporation relating to royalties from
Seven-Eleven (Japan) Company, Ltd. in the amount of Japanese Yen 41,000,000,000, dated March 21,
1988, incorporated by reference to The Southland Corporation's Form 10-K for year ended December
31, 1988, Exhibit 10.(i)(6).

10.(i)(6)    Secured Yen Loan Agreement for The Southland Corporation relating to royalties from
Seven-Eleven (Japan) Company, Ltd. in the amount of Japanese Yen 12,500,000,000, dated as of April
21, 1998, incorporated by reference to The Southland Corporation's Form 10-Q for the quarter ended
June 30, 1998, Exhibit 10.(i)(2).

10.(i)(7)    Issuing and Paying Agency Agreement, dated as of August 17, 1992, relating to commercial paper facility, Form of Note, Indemnity and Reimbursement Agreement and amendment thereto and Guarantee, incorporated by reference to The Southland Corporation's Annual Report on
Form 10-K for the year ended December 31, 1995, Exhibit 10.(i)(8).

10.(i)(8)    Amendment, dated as of January 15, 1999, to Issuing and Paying Agency Agreement,
dated as of August 17, 1992, relating to commercial paper facility, incorporated by reference to
The Southland Corporation's Annual Report on Form 10-K for the year ended December 31, 1998,
Exhibit 10.(i)(12).

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

10.(iii)(A)(1) 7-Eleven, Inc. Executive Protection Plan Summary, as amended in August 2000, incorporated by reference to 7-Eleven, Inc.'s Annual Report on Form 10-K for the year ended
December 31, 2000, Exhibit 10(iii)(A)(1).

10.(iii)(A)(2) Letter Agreement dated March 7, 2000, between Clark Matthews II and 7-Eleven, Inc., incorporated by reference to 7-Eleven, Inc.'s Annual Report on Form 10-K for the year ended
December 31, 1999, Exhibit 10.(iii)(A)(4).

10.(iii)(A)(3) 7-Eleven, Inc. 1995 Stock Incentive Plan, incorporated by reference to Registration
Statement on Form S-8, Reg. No. 333-63617, Exhibit 4.10.

10.(iii)(A)(4) 7-Eleven, Inc. Supplemental Executive Retirement Plan for Eligible Employees
incorporated by reference to Registration Statement on Form S-8, Reg. No. 333-42731, Exhibit
4.(i)(3).

10.(iii)(A)(5) Form of Deferral Election Form for 7-Eleven, Inc. Supplemental Executive Retirement
Plan for Eligible Employees, incorporated by reference to The Southland Corporation's Annual
Report on Form 10-K for the year ended December 31, 1997, Exhibit 10.(iii)(A)(7).

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






10.(iii)(A)(8) Form of Award Agreement granting options to purchase Common Stock, dated November
12, 1997, under the 1995 Stock Incentive Plan incorporated by reference to The Southland
Corporation's Annual Report on Form 10-K for the year ended December 31, 1997, Exhibit
10.(iii)(A)(10).

10.(iii)(A)(9) Form of Award Agreement granting options to purchase Common Stock, dated October 8,
1999, under the 1995 Stock Incentive Plan, incorporated by reference to 7-Eleven, Inc.'s Annual
Report on Form 10-K for the year ended December 31, 1999, Exhibit 10.(iii)(A)(11).

10.(iii)(A)(10) Form of Award Agreement granting options to purchase Common Stock, dated May 23,
2000, under the 1995 Stock Incentive Plan, incorporated by reference to 7-Eleven, Inc.'s Annual
Report on Form 10-K for the year ended December 31, 2000, Exhibit 10.(iii)(A)(11).

10.(iii)(A)(11) Form of Award Agreement granting options to purchase Common Stock, dated May 14,
2001, under the 1995 Stock Incentive Plan.*                                                           Tab 2

10.(iii)(A)(12) Form of Award Agreement granting shares of restricted stock under the 1995 Stock
Incentive Plan.*                                                                                      Tab 3

10.(iii)(A)(13) 7-Eleven, Inc. Stock Compensation Plan for Non-Employee Directors and Election
Form, effective October 1, 1998, incorporated by reference to The Southland Corporation's Form S-8
Registration Statement, Reg. No. 333-68491, Exhibit 4.(i)(4).

10.(iii)(A)(14) Consultant's Agreement between The Southland Corporation and Timothy N. Ashida, incorporated by reference to The Southland Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, Exhibit 10.(iii)(A)(10).

10.(iii)(A)(15) First Amendment to Consultant's Agreement between The Southland Corporation and
Timothy N. Ashida, effective as of May 1, 1995, incorporated by reference to The Southland
Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit
10.(iii)(A)(9).

11. STATEMENT RE COMPUTATION OF PER-SHARE EARNINGS.
Not Required

21. SUBSIDIARIES OF THE REGISTRANT AS OF MARCH 2002.*                                                 Tab 4

23. CONSENTS OF EXPERTS AND COUNSEL.*                                                                 Tab 5
    Consent of Independent Accountants - PricewaterhouseCoopers LLP.

-------------------------------------

*Filed or furnished with this report



(b)     Reports on Form 8-K.
        During the fourth quarter of 2001, the Company filed no reports on Form 8-K.

(c)     The exhibits required by Item 601 of Regulation S-K are attached to this report or specifically incorporated by reference.

(d)(3)  The financial statement schedule for 7-Eleven, Inc. and Subsidiaries is included in this report, as follows:
                                                                                                       Page
        Schedule II - 7-Eleven, Inc. and Subsidiaries
        Valuation and Qualifying Accounts
        (for the Years Ended December 31, 1999, 2000 and 2001).                                         87


                   REPORT OF INDEPENDENT ACCOUNTANTS
                    ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of 7-Eleven, Inc.:

Our audits of the consolidated financial statements referred to in our report dated January 31, 2002, except as to Note 19, for which the date is February 6, 2002, appearing on page 80 of this Form 10-K also included an audit of the financial statement schedule listed in the index on page 87 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



           PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
January 31, 2002



                                                                                                SCHEDULE II


                                            7-ELEVEN, INC. AND SUBSIDIARIES
                                           VALUATION AND QUALIFYING ACCOUNTS

                                     YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                                               (DOLLARS IN THOUSANDS)

                                                                    Additions
                                                              -----------------------
                                                  Balance at  Charged to   Charged to                    Balance at
                                                  beginning   costs and      other                         end
                                                  of period    expenses     accounts     Deductions (1)  of period
                                                  ---------   ----------- -----------    --------------  ----------
Allowance for doubtful accounts:

 Year ended December 31, 1999.................... $  8,767    $  3,531    $     -        $ (6,054) (2)    $ 6,244

 Year ended December 31, 2000...................     6,244       3,910          -          (3,212)          6,942

 Year ended December 31, 2001....................    6,942       3,126          -          (5,045) (3)      5,023

Allowance for environmental cost reimbursements:

 Year ended December 31, 1999....................    9,992      (1,877) (4)     -              -            8,115

 Year ended December 31, 2000....................    8,115        (383)         -              -            7,732

 Year ended December 31, 2001....................    7,732       3,073  (5)     -              -           10,805



(1)  Uncollectible accounts written off, net of recoveries.

(2)  Approximately $5 million of doubtful accounts receivable for franchisee deficits were determined to be uncollectible.

(3)  Approximately $4.4 million of doubtful accounts receivable for franchisee deficits were determined to be uncollectible.

(4)  Approximately $1.8 million of disputed environmental cost reimbursements with the state of Texas were settled and collected.

(5)  Approximately $3 million increase due to change in estimation method on a group of remediation reimbursement receivables.


                               SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      7-ELEVEN, INC.
                                       (Registrant)

March 22, 2002                     /s/ James W. Keyes
                                   -----------------------------
                                   James W. Keyes
                                   (President and Chief
Executive
                                     Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                        TITLE                                                       DATE

/s/ Masatoshi Ito
------------------------
Masatoshi Ito                           Chairman of the Board and Director                         March 22, 2002

/s/ Toshifumi Suzuki
------------------------
Toshifumi Suzuki                        Vice Chairman of the Board and Director                    March 22, 2002

/s/ Clark Matthews
------------------------
Clark J. Matthews, II                   Co-Vice Chairman of the Board and Director                 March 22, 2002

/s/ James W. Keyes
------------------------
James W. Keyes                          President and Chief Executive Officer and Director         March 22, 2002

/s/ Edward W. Moneypenny
------------------------
Edward W. Moneypenny                    Senior Vice President and Chief Financial Officer
                                       (Principal Financial Officer)                               March 22, 2002

/s/ Yoshitami Arai
------------------------
Yoshitami Arai                          Director                                                   March 22, 2002

/s/ Masaaki Asakura
------------------------
Masaaki Asakura                         Senior Vice President and Director                         March 22, 2002

/s/ Timothy N. Ashida
------------------------
Timothy N. Ashida                       Director                                                   March 22, 2002

/s/ Jay W. Chai
------------------------
Jay W. Chai                             Director                                                   March 22, 2002

/s/ Gary J. Fernandes
------------------------
Gary J. Fernandes                       Director                                                   March 22, 2002

/s/ Masaaki Kamata
------------------------
Masaaki Kamata                          Director                                                   March 22, 2002

/s/ Kazuo Otsuka
------------------------
Kazuo Otsuka                            Director                                                   March 22, 2002

/s/ Lewis E. Platt
------------------------
Lewis E. Platt                          Director                                                   March 22, 2002

/s/ Nobutake Sato
------------------------
Nobutake Sato                           Director                                                   March 22, 2002


