Form 10-Q
period 2002-03-31
7 ELEVEN INC
filed 2002-05-03
CIK 92344

                         FORM 10-Q


              SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549
                      ----------------

(MARK ONE)

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2002

                                OR
--
     [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

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

            APPLICABLE ONLY TO CORPORATE ISSUERS:

  104,829,197 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of March 31, 2002.

                          7-ELEVEN, INC.
                               INDEX


                                                             PAGE
                                                              NO.
                                                             ----

Part I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

         Condensed Consolidated Balance Sheets -
           December 31, 2001 and March 31, 2002                 1

         Condensed Consolidated Statements of Earnings -
           Three Months Ended March 31,2001 and 2002            2

         Condensed Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 2001 and 2002           3

         Notes to Condensed Consolidated Financial Statements   4

         Report of Independent Accountants                     10


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                 11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK                                         19

Part II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                     19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                      19

SIGNATURES                                                     20


Exhibit (10)- Amendment, executed as of March 31, 2002, to the Credit Agreement of January 25, 2001, among 7-Eleven, Inc., the financial institutions party thereto as Senior Lenders, Citibank, N.A., as Administrative Agent, The Sakura Bank, Limited, New York Branch, as Co-Agent and Salomon Smith Barney, Inc., as Sole
Lead Arranger and Sole Book Manager                          Tab 1*

Exhibit (15) - Letter re Unaudited Interim Financial
                 Information                                 Tab 2







*  Submitted with filing; not attached hereto.




                                    (i)

                             7-ELEVEN, INC. AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS
                       (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)




                                                               DECEMBER 31,       MARCH 31,
                                                                  2001              2002
                                                              -------------    -------------
                                                                                (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                  $    125,599     $     92,086
   Accounts receivable                                             223,434          229,112
   Inventories                                                     114,529          108,485
   Other current assets                                            168,685          180,948
                                                              -------------    -------------
       Total current assets                                        632,247          610,631
Property and equipment                                           2,013,347        2,078,511
Other assets                                                       257,235          255,937
                                                              -------------    -------------
       Total assets                                           $  2,902,829     $  2,945,079
                                                              =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                     $    225,723     $    242,072
   Accrued expenses and other liabilities                          415,269          378,819
   Commercial paper                                                 71,635          121,466
   Long-term debt due within one year                               79,073           76,837
                                                              -------------    -------------
       Total current liabilities                                   791,700          819,194
Deferred credits and other liabilities                             294,747          337,830
Long-term debt                                                   1,283,907        1,292,608
Convertible quarterly income debt securities                       380,000          380,000
Commitments and contingencies
Shareholders' equity:
   Preferred stock, $.01 par value                                      -                -
   Common stock, $.0001 par value                                       10               10
   Additional capital                                            1,166,624        1,166,832
   Unearned compensation                                              -                (104)
   Accumulated deficit                                          (1,002,884)      (1,041,476)
   Accumulated other comprehensive loss                            (11,275)          (9,815)
                                                              -------------    -------------
       Total shareholders' equity                                  152,475          115,447
                                                              -------------    -------------
       Total liabilities and shareholders' equity             $  2,902,829     $  2,945,079
                                                              =============    =============



                     See notes to condensed consolidated financial statements.

                                 7-ELEVEN, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                          (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                         (UNAUDITED)

                                                                      THREE MONTHS
                                                                     ENDED MARCH 31
                                                              -----------------------------
                                                                   2001             2002
                                                              --------------   ------------
<S
REVENUES:
  Merchandise sales (including $145,076 and
       $154,947 in excise taxes)                              $  1,541,522     $  1,615,748
  Gasoline sales (including $171,966 and
       $181,142 in excise taxes)                                   660,858          570,735
                                                              -------------    ------------
       Net sales                                                 2,202,380        2,186,483
  Other income                                                      26,250           26,520
                                                              -------------    ------------
       Total revenues                                            2,228,630        2,213,003

COSTS AND EXPENSES:
  Merchandise cost of goods sold                                 1,021,650        1,057,590
  Gasoline cost of goods sold                                      609,505          527,178
                                                              ------------     ------------
       Total cost of goods sold                                  1,631,155        1,584,768
  Franchisee gross profit expense                                  153,961          162,899
  Operating, selling, general and administrative expenses          420,801          457,479
  Interest expense, net                                             17,149           15,810
                                                              ------------     ------------
       Total costs and expenses                                  2,223,066        2,220,956
                                                              ------------     ------------

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
  TAX EXPENSE (BENEFIT) AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                                  5,564           (7,953)

INCOME TAX EXPENSE (BENEFIT)                                         2,170           (3,181)
                                                              ------------     -------------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                             3,394           (4,772)

LOSS ON DISCONTINUED OPERATIONS
  (net of tax benefit of $676 and $3,788)                           (1,057)          (5,681)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE
  (net of tax benefit of $6,295 and $18,759)                        (9,847)         (28,139)
                                                              -------------    -------------
NET LOSS                                                      $     (7,510)    $    (38,592)
                                                              =============    =============
NET EARNINGS (LOSS) PER COMMON SHARE:
  BASIC
   Earnings (loss) from continuing operations before
     cumulative effect of accounting change                   $        .03     $       (.05)
   Loss on discontinued operations                                    (.01)            (.05)
   Cumulative effect of accounting change                             (.09)            (.27)
                                                              -------------    -------------
   Net loss                                                   $       (.07)    $       (.37)
                                                              =============    =============
  DILUTED
   Earnings (loss) from continuing operations before
     cumulative effect of accounting change                   $        .03     $       (.05)
   Loss on discontinued operations                                    (.01)            (.05)
   Cumulative effect of accounting change                             (.09)            (.27)
                                                              -------------    -------------
   Net loss                                                   $       (.07)    $       (.37)
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


                                                2


<Page

                                        7-ELEVEN, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (DOLLARS IN THOUSANDS)

                                                    (UNAUDITED)
                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31
                                                                                ------------------------------
                                                                                     2001            2002
                                                                                -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                    $     (7,510)    $    (38,592)
    Adjustments to reconcile net loss to net cash provided
        by operating activities:
        Cumulative effect of accounting change                                         9,847           28,139
        Depreciation and amortization of property and equipment                       59,360           66,295
        Other amortization                                                             5,017               89
        Deferred income tax (benefit) expense                                         (2,331)           1,666
        Noncash interest expense                                                         741              258
        Foreign currency net conversion gain                                         (11,216)          (1,210)
        Other noncash income                                                          (1,997)             (62)
        Net loss on property and equipment                                               379            1,446
        Decrease (increase) in accounts receivable                                    24,441           (4,213)
        Decrease in inventories                                                        2,168            6,044
        (Increase) decrease in other assets                                          (35,052)           4,300
        Decrease in trade accounts payable and other liabilities                     (42,371)         (10,202)
                                                                                -------------    -------------
                  Net cash provided by operating activities                            1,476           53,958
                                                                                -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for purchase of property and equipment                                  (68,315)        (113,827)
    Proceeds from sale of property and equipment                                       2,395            2,286
    Proceeds from sale of domestic securities                                          2,000              746
    Restricted cash                                                                      -            (12,300)
    Other                                                                                252               28
                                                                                -------------    -------------
                  Net cash used in investing activities                              (63,668)        (123,067)
                                                                                -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from commercial paper and revolving credit facilities                 1,119,671        1,292,872
    Payments under commercial paper and revolving credit facilities               (1,066,034)      (1,242,943)
    Principal payments under long-term debt agreements                               (19,581)          (5,817)
    Decrease in outstanding checks in excess of cash in bank                         (10,224)          (7,825)
    Net proceeds from issuance of common stock                                           223               51
    Other                                                                               (587)            (742)
                                                                                -------------    -------------
                  Net cash provided by financing activities                           23,468           35,596
                                                                                -------------    -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (38,724)         (33,513)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       133,178          125,599
                                                                                -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $     94,454     $     92,086
                                                                                =============    =============

RELATED DISCLOSURES FOR CASH FLOW REPORTING:
    Interest paid, excluding SFAS No.15 Interest                                $    (19,160)    $    (17,696)
                                                                                =============    =============
    Net income taxes refunded                                                   $      9,067     $      6,289
                                                                                =============    =============
    Assets obtained by entering into capital leases                             $      5,462     $     13,556
                                                                                =============    =============


                                  See notes to condensed consolidated financial statements.

                7-ELEVEN, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              THREE MONTHS ENDED MARCH 31, 2002

                      (UNAUDITED)

1.     BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of March 31, 2002, and the condensed consolidated statements of earnings and cash flows for the three-month periods ended
March 31, 2001 and 2002, have been prepared by 7-Eleven, Inc. (the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position at March 31, 2002, and the results of operations and cash flows for all periods presented have been made. Certain prior-period amounts have been reclassified to conform to current-period presentation. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

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

     The condensed consolidated balance sheet as of December 31, 2001, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, include accounting policies and additional information pertinent to an understanding of both the December 31, 2001, balance sheet and the interim financial statements. The information has not changed except as a result of normal transactions in the three months ended March 31, 2002, and as discussed in the following notes.

2.     GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The statement eliminates amortization of goodwill and intangible assets with indefinite lives and requires a transitional impairment test of these assets within six months of the date of adoption and an annual impairment test thereafter and in certain circumstances. The Company has completed the transitional impairment tests of goodwill and intangible assets with indefinite lives as of January 1, 2002, and no impairment was noted.

     Included in other assets in the accompanying Condensed
Consolidated Balance Sheets are the following amounts for intangible assets and goodwill (in thousands):


                                               December 31,     March 31,
                                                  2001            2002
                                               -----------    -----------
SEJ license royalty intangible                 $   89,420    $   89,420
Other license royalty intangibles                  15,836        15,836
Goodwill                                           29,086        29,333
Other intangibles                                   3,989         3,969
                                              -----------    -----------
                                               $  138,331    $  138,558
                                              ===========    ===========

     Other intangible assets that will continue to be amortized over their remaining useful lives totaled $1.4 million and $1.3 million as of December 31, 2001 and March 31, 2002, respectively.

     The following is a reconciliation of the net loss and the basic and diluted net loss per common share between the amounts reported by the Company and the adjusted amounts reflecting the new accounting requirements for the periods presented (in thousands, except per-share data):


                                                        Three Months Ended March 31
                                                      --------------------------------
                                                          2001             2002
                                                      --------------    ---------------
Net loss as reported                                  $      (7,510)    $     (38,592)
Add back:
   Goodwill amortization, net of tax                            120               -
   Indefinite-lived intangibles amortization,
       net of tax                                             2,886               -
                                                      --------------    ---------------
Net loss as adjusted                                  $      (4,504)    $     (38,592)
                                                      ==============    ===============

Basic and Diluted net loss per common share:
Net loss as reported                                  $        (.07)    $        (.37)
Add back:
   Goodwill amortization, net of tax                             -                 -
   Indefinite-lived intangibles amortization,
       net of tax                                               .03                -
                                                      --------------    ---------------
Net loss as adjusted                                  $        (.04)    $        (.37)
                                                      ==============    ===============


3.     ASSET RETIREMENT OBLIGATION

     Effective January 1, 2002, the Company adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS No. 143 requires the Company to recognize an estimated liability for the removal of its underground gasoline storage tanks.

     As of January 1, 2002, the Company recognizes the future cost to remove an underground storage tank over the estimated useful life of the storage tank in accordance with the provisions of SFAS No. 143. A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time an underground storage tank is installed. The Company will amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the respective underground storage tank.

     The estimated liability is based on historical experience in removing these tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and federal and state regulatory requirements. The liability is a discounted liability using a credit-adjusted risk-free rate of approximately 8%. Revisions to the liability could occur due to changes in tank removal costs, tank useful lives or if federal or state regulators enact new guidance on the removal of such tanks.

Upon adoption of SFAS No. 143, the Company recorded a discounted liability of $53.6 million, increased net property and equipment by $6.7 million and recognized a one-time cumulative effect charge of $28.1 million (net of deferred tax benefit of $18.8 million). The Company will amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining lives of the respective underground storage tanks. Pro forma effects for the three months ended March 31, 2001, assuming the adoption of SFAS No. 143 as of January 1, 2001, were not material to net earnings or earnings per share.

A reconciliation of the Company's liability for the three months ended March 31, 2002, is as follows (in thousands):


Upon adoption at January 1, 2002          $  53,648
Liabilities incurred                            -
Liabilities settled                            (259)
Accretion expense                               685
Revisions to estimate                           -
                                          ----------
                                          $  54,074
                                          ==========

     As of March 31, 2002, $1.8 million of the $54.1 million liability is included in accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheet. The remaining $52.3 million is included in deferred credits and other liabilities in the accompanying Condensed Consolidated Balance Sheet.

4.     STORE CLOSINGS, ASSET IMPAIRMENT AND COST REDUCTIONS

      The Company adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2002. SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of. The statement also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The provisions did not have a material impact on the Company's impairment policy or net earnings; however, adoption of the standard resulted in classifying the operations of certain stores as discontinued operations in the accompanying Condensed Consolidated Statements of Earnings.

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

      Effective January 1, 2002, the results of operations of certain owned and leased stores are presented as discontinued operations in accordance with the provisions of SFAS No. 144. The results of operations of owned stores are presented as discontinued operations beginning in the quarter in which management commits to a plan to close the related store. The results of operations of a leased store are presented as discontinued operations beginning in the quarter in which the related store ceases operations. The results of operations include related write downs of stores to estimated net realizable value and accruals for future estimated rent and other expenses in excess of estimated sublease rental income.

      In the first quarter of 2002, management committed to a plan to close up to 128 underperforming stores in 2002. The stores being closed include those stores for which the Company recorded an asset impairment charge of $5.3 million in the fourth quarter of 2001. In connection with the planned store closings, the Company recorded a pretax charge of $11.8 million in the first quarter of 2002 for write downs of stores to net realizable value and for anticipated future rent and other expenses in excess of related estimated sublease income. Of the $11.8 million, $5.2 million is included in operating, selling, general and administrative ("OSG&A") expenses and the remaining $6.6 million is included in discontinued operations in the accompanying Condensed Consolidated Statements of Earnings. As of March 31, 2002, the Company had closed 84 stores.

     For the three months ended March 31, 2001 and 2002, the stores presented as discontinued operations had total revenues of $25.5 million and $12.2 million, respectively, and pretax operating losses of $1.7 million and $9.5 million, respectively. For the three months ended March 31, 2002, $6.6 million of the operating loss represents write downs of stores to net realizable value and accruals for anticipated future rent and other expenses in excess of related estimated sublease income.

      As of December 31, 2001 and March 31, 2002, assets held for sale were $15.0 million and $14.1 million, respectively, and are included in other current assets in the accompanying Condensed Consolidated Balance Sheets. The properties are being actively marketed and, as of March 31, 2002, no property had been disposed of.

     In addition to the store closings, the Company initiated cost reduction efforts to streamline administrative functions and consolidate divisions, resulting in the elimination of 125 positions. The results of operations for the three months ended March 31, 2002, include a $6.9 million charge to OSG&A expense for severance costs and other expenses. As of March 31, 2002, $2.7 million was included in accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheet relating to unpaid severance costs.

5.     AMENDMENT TO CREDIT AGREEMENT

The Company is obligated to a group of lenders under a $200 million unsecured revolving credit agreement ("Credit
Agreement"). Effective March 31, 2002, the Company executed an amendment to the Credit Agreement.

The amendment modified the applicable margin rate; the facility fee and utilization fee remained unchanged. The applicable margin rate was 0.725% as of March 31, 2002. The amendment includes modifications to existing financial and operating covenants that require, among other things, the maintenance of certain financial ratios. In addition, the amendment adds a new financial covenant of senior indebtedness to earnings before interest, income taxes, depreciation, amortization and the interest component of rent expense on certain lease facilities.

6.   COMPREHENSIVE EARNINGS

     The components of comprehensive earnings (loss) of the Company for the periods presented are as follows (in thousands):




                                                                          Three Months
                                                                          Ended March 31
                                                                    ---------------------------
                                                                         2001          2002
                                                                    ------------  -------------
Net loss                                                             $   (7,510)   $  (38,592)
Other comprehensive earnings (loss):
    Unrealized gains on equity securities
        (net of $319 and $167 deferred taxes)                               499           262
    Reclassification adjustments for gains included
        in net earnings (net of $782 and $292 deferred taxes)            (1,224)         (456)
    Unrealized net gain (loss) related to interest rate swap
        (net of ($2,984) and $958 deferred tax)                          (2,870)        2,003
    Foreign currency translation adjustments                             (4,319)         (349)
                                                                    ------------  -------------
        Other comprehensive earnings (loss)                              (7,914)        1,460
                                                                    ------------  -------------
Total comprehensive loss                                             $  (15,424)   $  (37,132)
                                                                    ============  =============

7.   EARNINGS PER SHARE

Computations for basic and diluted earnings (loss) per share are presented below (in thousands, except per-share data):

                                                                             THREE MONTHS
                                                                            ENDED MARCH 31
                                                                    ----------------------------
                                                                         2001           2002
                                                                    -------------   ------------
BASIC:
Earnings (loss) from continuing operations before
  cumulative effect of accounting change                            $     3,394     $    (4,772)
Loss on discontinued operations                                          (1,057)         (5,681)
Cumulative effect of accounting change                                   (9,847)        (28,139)
                                                                    ------------    ------------
Net loss                                                            $    (7,510)    $   (38,592)
                                                                    ============    ============
Weighted-average common shares outstanding                              104,788         104,819
                                                                    ============    ============

Earnings (loss) per common share from continuing operations
  before cumulative effect of accounting change                     $       .03     $      (.05)
Loss per common share on discontinued operations                           (.01)           (.05)
Loss per common share on cumulative effect of accounting change            (.09)           (.27)
                                                                    ------------    ------------
Net loss per common share                                           $      (.07)    $      (.37)
                                                                    ============    =============

DILUTED:
Earnings (loss) from continuing operations before
  cumulative effect of accounting change                            $     3,394     $    (4,772)
Add interest on convertible quarterly income debt
  securities, net of tax  (A)                                                -               -
                                                                    -------------   -------------
Earnings (loss) from continuing operations before cumulative
  effect of accounting change plus assumed conversions                    3,394          (4,772)
Loss on discontinued operations                                          (1,057)         (5,681)
Cumulative effect of accounting change                                   (9,847)        (28,139)
                                                                    -------------   -------------
Net loss plus assumed conversions                                   $    (7,510)    $   (38,592)
                                                                    =============   =============

Weighted-average common shares outstanding (Basic)                      104,788         104,819
Add effects of assumed conversions:
     Stock options (B)                                                       84              -
     Convertible quarterly income debt securities (A)                        -               -
                                                                    -------------   -------------
Weighted-average common shares outstanding plus shares
     from assumed conversions (Diluted)                                 104,872         104,819
                                                                    =============   =============

Earnings (loss) per common share from continuing operations
     before cumulative effect of accounting change                  $       .03     $      (.05)
Loss per common share on discontinued operations                           (.01)           (.05)
Loss per common share on cumulative effect of
     accounting change                                                     (.09)           (.27)
                                                                    -------------   -------------
Net loss per common share                                           $      (.07)    $      (.37)
                                                                    =============   =============



(A) The convertible quarterly income debt securities, which are convertible into 20,924,069 common shares, are not assumed converted for the three-month periods ended
March 31, 2001 and 2002, as they have an antidilutive effect on earnings per share.

(B) The weighted-average shares for the three months ended
March 31, 2002, do not assume exercise of the stock options as they have an antidilutive effect on earnings per share.

                REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
    Shareholders of 7-Eleven, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of 7-Eleven, Inc. and Subsidiaries as of March 31, 2002, and the related condensed consolidated statements of earnings and cash flows for each of the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of earnings, shareholders' equity (deficit), and cash flows for the year then ended (not presented herein); and in our report dated January 31, 2002, except as to Note 19, for which the date is February 6, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                    PRICEWATERHOUSECOOPERS LLP
Dallas, Texas
April 23, 2002

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

We are the world's largest operator, franchisor and licensor of convenience stores and the largest convenience store chain in North America. Our revenue principally consists of merchandise and gasoline sales and, to a lesser extent, royalty income from licensees. Our primary expenses consist of cost of goods sold, operating, selling, general and administrative, occupancy and interest expense and taxes.

FIRST QUARTER 2002 BUSINESS ISSUES

     STORE CLOSINGS AND COST REDUCTIONS

      During the three months ended March 31, 2002, we committed to a plan to close up to 128 underperforming stores. The stores being closed include those stores for which we recorded an asset impairment charge of $5.3 million in the fourth quarter of 2001. In connection with the planned store closings, we recorded a pretax charge of $11.8 million in the first quarter of 2002 for write-downs of stores to net realizable value and for anticipated future rent and other expenses in excess of related estimated sublease income. Of the $11.8 million, $5.2 million is included in Operating, Selling, General and Administrative ("OSG&A") expense and the remaining $6.6 million is included in discontinued operations in the Condensed Consolidated Statements of Earnings. During the first quarter of 2002 we closed 84 stores. We anticipate the remainder of the stores identified for closing under our plan will be closed by year-end 2002.

In addition, during the first quarter of 2002, we initiated cost reduction efforts to streamline administrative functions and consolidate divisions, resulting in the elimination of 125 positions. Our results of operations for the three months ended March 31, 2002, include a $6.9 million pretax charge to OSG&A expense for severance costs and other expenses.

      We expect to realize an annual pretax operating earnings benefit of $17 million due to our cost reduction efforts. We will not realize the full amount of this annual benefit, however, until 2003. We intend to initiate and continue other cost reductions to improve operating earnings such as standardized procurement procedures, negotiating a new distribution services agreement with favorable terms and reviewing our administrative structure.

      NEW ACCOUNTING STANDARDS

      We adopted three new accounting standards effective January 1, 2002, which had an impact on our reported results of operations. We adopted Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Adopting SFAS No. 142 means we no longer amortize goodwill and certain intangible assets. This resulted in a reduction in amortization expense in the first quarter of 2002 of $4.9 million.

We adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations," which for our purposes relates to the accounting for costs associated with future removal of underground gasoline storage tanks.
This adoption resulted in a one-time, cumulative effect after-tax charge of $28.1 million and will reduce our 2002 earnings from continuing operations before cumulative effect of accounting change by approximately $2 million.

      SFAS No. 144, "Accounting for the Impairment or
Disposal of Long-Lived Assets," provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of. This statement also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented.
The provisions did not have a material impact on our net earnings; however, adoption of the standard resulted in our presenting discontinued operations in the Condensed
Consolidated Statement of Earnings.  See "Critical
Accounting Policies and Estimates -- Store Closings and
Asset Impairment" and "Comparison of Three Months Ended
March 31, 2002 to Three Months Ended March 31, 2001 --
Discontinued Operations."

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

      We review our long-lived assets for impairment and write them down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

      Effective January 1, 2002, we present the results of operations of certain owned and leased stores as discontinued operations in accordance with the provisions of SFAS No. 144 (see "First Quarter 2002 Business Issues - New Accounting Standards"). The results of operations of owned stores are reflected in discontinued operations beginning in the quarter in which management commits to a plan to close the related store. The results of operations of leased stores are reflected in discontinued operations beginning in the quarter in which the related store is actually closed. The results of operations include related write-downs of stores to estimated net realizable value and accruals for future estimated rent and other expenses in excess of estimated sublease rental income.

ASSET RETIREMENT OBLIGATIONS

      Effective January 1, 2002, we recognize the future cost to remove an underground storage tank over the estimated useful life of the storage tank in accordance with the provisions of SFAS No. 143 (see "First Quarter 2002 Business Issues - New Accounting Standards"). SFAS 143 requires that we record a liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset. We will amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining lives of the respective underground storage tanks.

      Our liability estimate is based on historical experience in removing these tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and federal and state regulatory requirements. The liability is a discounted liability using a credit-adjusted risk-free rate of approximately 8%. Revisions to the liability could occur due to changes in tank removal costs, tank useful lives or if federal or state regulators enact new guidance on the removal of such tanks.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002
TO THREE MONTHS ENDED MARCH 31, 2001



NET SALES

                                                         Three Months Ended
                                                              March 31
                                                     ----------------------
                                                         2001          2002
                                                       -------        --------
Net Sales: (in millions)
   Merchandise sales                                   $1,541.5      $1,615.8
   Gasoline sales                                         660.9         570.7
                                                       --------      --------
Total net sales                                        $2,202.4      $2,186.5
U.S. same store merchandise sales growth                    3.5%          3.7%
Gasoline gallons sold (in millions)                       445.0         476.4
Gasoline gallon sales change per store month                5.3%          2.4%
Average retail price of gasoline per gallon            $    1.49     $    1.20



      Merchandise sales for the three months ended March 31, 2002, increased $74.2 million, or 4.8%, over the same period in 2001. U.S. same-store merchandise sales growth was 3.7% for the three months ended March 31, 2002, on top of 3.5% for the three months ended March 31, 2001. Key contributors to the merchandise sales growth in 2002 were increases in the sales of prepaid cards, beer, non-carbonated beverages, cigarettes and coffee. Increases in the retail price of cigarettes due to wholesale cost increases accounted for less than 1.5% of growth in 2002 and less than 1% of such growth in 2001.

      Gasoline sales for the three months ended March 31, 2002, decreased $90.1 million or 13.6% compared to the same period in 2001. We attribute this decrease to a decline of 29 cents per gallon in our average retail price of gasoline in the first quarter of 2002. Partially offsetting the decrease in the retail price of gasoline was an increase in gallons sold of 7.1% to 476.4 million gallons. This translated into a 2.4% growth in gallons sold per-store month, which is primarily due to the addition of new higher-volume gasoline stores, which typically have more gasoline pumps than existing stores.


GROSS PROFIT
                                                            Three Months Ended
                                                                 March 31
                                                         ---------------------
                                                            2001          2002
                                                           --------      --------
Gross Profit (in millions)
   Merchandise gross profit                                $ 519.9       $ 558.2
   Gasoline gross profit                                      51.4          43.6
                                                           --------      --------
Total gross profit                                         $ 571.3       $ 601.8
Merchandise gross profit margin                               33.72%        34.54%
Merchandise gross profit growth per store month                2.1%          5.8%
Gasoline gross profit margin cents per gallon                 11.5           9.1
Gasoline gross profit change per store month                  (1.6)%       (18.8)%


      Merchandise gross profit for the three months ended March 31, 2002, increased $38.3 million, or 7.4%, over the same period in 2001 as a result of higher sales and an increase in our gross profit margin to 34.54% for the first quarter of 2002 from 33.72% for the same period in 2001. Our increases in overall gross profit margin and gross profit per store are attributable to our continued focus on improved cost of goods management. Initiatives include improved daily cost reporting and enhanced competitive bidding practices.
We anticipate that our merchandise gross profit margin will improve modestly in 2002 over the gross profit margins we achieved during 2001, through aggressive monitoring of our retail pricing and continued efforts to reduce our cost of goods sold.

Gasoline gross profit for the three months ended March
31, 2002, decreased $7.8 million, or 15.2%, to $43.6 million. Expressed as cents per gallon, our gasoline margin was
9.1 cents in the first quarter of 2002 compared to 11.5 cents in the first quarter of 2001. Early in the first quarter of 2002, retail prices fell faster than wholesale costs causing lower retail margins. The trend was reversed in March 2002 as increases in retail prices rose at a faster pace than did increases in wholesale costs. The March 2002 trend caused retail margins to widen. Based on current market conditions, we expect more favorable gasoline margins during the remainder of the year.

OTHER INCOME

      Other income for the three months ended March 31, 2002, was $26.5 million, an increase of $270,000, or 1.0%, from $26.3 million for the same period in 2001. Our royalty income from our area licensees was $19.7 million for the three months ended March 31, 2002, compared to $20.2 million for the same period in 2001. This decrease is primarily due to strengthening of the dollar against the Japanese yen in the first quarter of 2002 compared to 2001.

     FRANCHISEE GROSS PROFIT EXPENSE

      Franchisee gross profit expense for the three months ended March 31, 2002, was $162.9 million, an increase of $8.9 million, or 5.8%, from $154.0 million for the same period in 2001. The increase is due to higher per-store gross profits at franchised stores and an increase in the number of stores operated by franchisees.

     OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
(OSG&A)

      The primary components of OSG&A are store labor, occupancy (including depreciation) and corporate expenses. OSG&A for the three months ended March 31, 2002, was $457.5 million, an increase of $36.7 million, or 8.7%, from $420.8 million for the same period in 2001. Excluding the one-time charges of store write-downs and anticipated future rent of $5.2 million, the severance and other expenses of $6.9 million (see "First Quarter 2002 Business Issues -- Store Closings and Cost Reductions"), an $11.6 million impact of the change in currency conversion gain from 2001 to 2002, which primarily relates to our yen-denominated loans, and the elimination of $4.9 million of amortization expense in 2002 due to the adoption of SFAS No. 142 (see "First Quarter 2002 Business Issues - New Accounting Standards"), OSG&A increased $17.9 million or 4.2% to $446.5 million. The primary drivers of the increase were higher occupancy expenses from new store openings and labor and environmental costs.

The ratio of OSG&A to net sales increased to 20.9% for the first quarter of 2002 from 19.1% for the first quarter of 2001. Excluding the 29-cent decline in the retail price of gasoline, the one-time charges, the currency conversion gain, and the elimination of amortization, the ratio of OSG&A to net sales for the first quarter 2002 was 19.2% compared to 19.5% for the first quarter of 2001. We expect pressure on this ratio will result from our continued efforts to enhance our store image and grow our store base. To mitigate this impact, we continue to focus on our expense reduction efforts.

     INTEREST EXPENSE, NET

      Net interest expense for the three months ended March 31, 2002, was $15.8 million, a decrease of $1.3 million, or 7.8%, from $17.1 million for the same period in 2001. The decrease is primarily due to lower interest rates during the quarter on our variable rate debt.

      In accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring," our debentures are recorded at an amount equal to the undiscounted cash payments of both principal and interest, and we do not recognize interest expense on our debentures in our Condensed Consolidated Statement of Earnings. Accordingly, we charge the cash interest payments against the recorded amount of the debentures.

INCOME TAX EXPENSE

      Income tax benefit for the three months ended March 31, 2002, was $3.2 million compared to income tax expense of $2.2 million for the same period in 2001. Our effective tax rate was 40.0% for the first quarter of 2002 compared to 39.0% for the first quarter of 2001.

     EARNINGS (LOSS) FROM CONTINUING OPERATIONS

For the three months ended March 31, 2002, our loss from continuing operations before cumulative effect of accounting change was $4.8 million ($0.05 per diluted share), compared to earnings of $3.4 million ($0.03 per diluted share) for the same period in 2001.

DISCONTINUED OPERATIONS

Discontinued operations for the three months ended
March 31, 2002, resulted in a loss of $5.7 million (net of $3.8 million tax benefit) compared to a loss of $1.1 million (net of $676,000 tax benefit) for the same period in 2001. Included in the discontinued operations loss for the three months ended March 31, 2002, is the charge for write-downs of stores to net realizable value and anticipated future rent and other expenses in excess of related estimated sublease income of $4.0 million (net of $2.6 million tax benefit). See "First Quarter 2002 Business Issues - Store Closings and Cost Reductions."

The stores included in discontinued operations for the three months ended March 31, 2002 and 2001, had total revenues of $12.2 million and $25.5 million, respectively, and pretax operating losses of $9.5 million and $1.7 million, respectively.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

      On January 1, 2002, we adopted SFAS No. 143,
"Accounting for Asset Retirement Obligations," which resulted in a one-time charge of $28.1 million, net of deferred tax benefit, related to the cumulative effect of the accounting change which relates to the accounting for costs associated with future removal of underground storage tanks.

On January 1, 2001, we adopted SFAS No. 133,
"Accounting for Derivative Instruments and Hedging
Activities," which resulted in a one-time charge of $9.8 million, net of deferred tax benefit, related to the cumulative effect of the accounting change on our yen-denominated debt.

     NET EARNINGS

Net loss for the three months ended March 31, 2002, was $38.6 million ($0.37 per diluted share), compared to a net loss of $7.5 million ($0.07 per diluted share) for the same period in 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

      We obtain the majority of our working capital from three sources:

      *  cash flows generated from our operating activities;
      *  $650 million commercial paper facility,
         guaranteed by Ito-Yokado Co., Ltd.; and
      * borrowings of up to $200 million under our revolving credit facility.

      We believe that operating activities, available working capital sources and additional borrowings will provide sufficient liquidity in 2002 to fund our operating costs, capital expenditures and debt service. In addition, we intend to continue accessing the leasing market to finance our new stores and certain equipment, including potentially Vcom kiosks.

      We expect capital expenditures for 2002, excluding lease commitments, to be between $450 million and $500 million. Our capital expenditures increased more than 66% for the three months ended March 31, 2002, compared to the same period in 2001. Our new capital lease commitments during the first quarter of 2002 were $13.6 million compared to $5.5 million for the same period in 2001. These increases are due to our growth initiatives which were disclosed in our Report on Form 10-K for the year ended December 31, 2001. For the first quarter of 2002, our capital expenditures were primarily related to developing new stores and replacing store equipment. We opened 23 stores in the first quarter of 2002.

We are obligated to a group of banks under a $200 million unsecured revolving credit agreement ("Credit
Agreement"). Effective March 31, 2002, we executed an amendment to the Credit Agreement, which modified our financial covenants to allow capital spending on our growth initiatives.

The amendment modified the applicable margin rate; the facility fee and utilization fee remained unchanged. The applicable margin rate was 0.725% as of March 31, 2002. The amendment includes modifications to existing financial and operating covenants that require, among other things, the maintenance of certain financial ratios. In addition, the amendment adds a new financial covenant of senior indebtedness to earnings before interest, income taxes, depreciation, amortization and the interest component of rent expense on certain lease facilities.

On April 22, 2002, Moody's Investor Service announced it downgraded our credit rating. The downgrade does not increase the fees and interest we will be required to pay to our lenders. The downgrade will not prohibit us from continuing to issue commercial paper at our current rates because our commercial paper is currently guaranteed by Ito-Yokado through 2003.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities for the three months ended March 31, 2002, was $54.0 million compared to $1.5 million for the three months ended March 31, 2001. We attribute this increase to changes in balance sheet items, primarily due to the timing of working capital items such as the funding for money orders, receipt of vendor promotional allowances and the payment of merchandise and gasoline payables and other liabilities.

     CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities for the three months ended March 31, 2002, was $123.1 million, an increase of $59.4 million, or 93.3%, from $63.7 million for the three months ended March 31, 2001. The primary driver of the increase was a $45.5 million increase in capital expenditures to $113.8 million for the three months ended March 31, 2002, from $68.3 million for the same period in 2001, primarily as a result of our strategic initiatives.
In addition, restricted cash in connection with our yen loans increased $12.3 million during the first quarter of 2002 compared to the same period in 2001.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by financing activities was $35.6 million for the three months ended March 31, 2002, an increase of $12.1 million from net cash provided by financing activities of $23.5 million for the three months ended March 31, 2001. Net proceeds under commercial paper and revolving credit facilities for the three months ended
March 31, 2002, totaled $49.9 million compared to $53.6 million for the same period in 2001. Long-term debt repayments of $5.8 million for the three months ended March
31, 2002, consist of payments of scheduled debt maturities compared to $19.6 million for the same period in 2001. The decrease in scheduled debt payments is to due our repayment of the 1988 yen loan in August 2001.

OTHER ISSUES

ENVIRONMENTAL

At March 31, 2002, our estimated undiscounted liability for our environmental costs related to remedial action at existing and previously operated gasoline storage sites and other operating and non-operating properties where releases of regulated substances have been detected was $31.9 million. We anticipate that substantially all of the future remediation costs for detected releases of regulated substances at remediation sites of which we are aware, as of March 31, 2002, will be incurred within the next five to six years. The estimated liability could change for several reasons, including revisions to or the creation of governmental requirements, existing remediation projects become fully defined and cost-to-closure estimates become available, and unplanned future failures of underground storage tank systems.

      Under state reimbursement programs, we are eligible to be reimbursed for a portion of remediation costs previously incurred. At March 31, 2002, we had recorded a net receivable of $53.4 million for the estimated state reimbursements, of which $32.4 million relates to remediation costs incurred in California. In assessing the probability of state reimbursements, we take into consideration each state's fund balance, revenue sources, existing claim backlog, historical payments and claim ranking systems. As a result of these assessments, the recorded receivable amounts, at March 31, 2002, are net of allowances of $10.8 million. The estimated future state reimbursement amounts could change as governmental requirements and state reimbursement programs continue to be revised or extended. Our estimated reimbursement amounts could change materially as remediation costs are spent and as receipts of state trust funds are recorded.

      While we cannot be certain of the timing of our receipt of state reimbursement funds, based on our experience we expect to receive the majority of state reimbursement funds within one to three years after our payment of eligible remediation expenses. This time period assumes that the state administrative procedures for processing such reimbursements have been fully developed. One exception to our assumption is California, where we estimate that we will receive reimbursement funds within one to ten years after our payment of eligible remediation expenses. As a result of the timing for reimbursements, we have present-valued the portion of the recorded receivable amount that relates to remediation activities that have already been completed at a discount rate of approximately 5.4%. Thus, in addition to the allowance set forth in the preceding paragraph, the recorded receivable amount is also net of a discount of $12.2 million.

      The estimated future remediation expenditures and related state reimbursement amounts could change as governmental requirements and state reimbursement programs continue to be implemented or revised. Such revisions could have a material impact on our operations and financial position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
RISK

      See "Management's Discussion and Analysis of Financial
Condition and Results of Operations," above.


PART II.

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      At March 31, 2002, we were not a party to, nor was any of our property the subject of, any pending material legal proceeding.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)     Exhibits:

1.   Exhibit (10) - Amendment, dated as of
March 31, 2002, to the Credit Agreement
of January 25, 2001, among 7-Eleven,
Inc., the financial institutions party
thereto as Senior Lenders, Citibank, NA, as Administrative Agent, The Sakura
Bank, Limited, New York Branch, as Co-
Agent and Salomon Smith Barney, Inc., as
Sole Lead Arranger and Sole Book
Manager.

2.   Exhibit (15) - Letter re Unaudited
Interim Financial Information.  Letter
of PricewaterhouseCoopers LLP.

     (b)     8-K Reports:

      During the first quarter of 2002, the Company filed no reports on Form 8-K.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        7-ELEVEN, INC.
                                         (Registrant)



Date:  May 3, 2002               /s/    James W. Keyes
                                 -----------------------------
                                (Officer)
                                James W. Keyes
                                President and Chief Executive
                                  Officer


Date:  May 3, 2002              /s/    Edward W. Moneypenny
                                ------------------------------
                               (Principal Financial Officer)
                                Edward W. Moneypenny
                                Senior Vice President
                                  and Chief Financial Officer

                                        Exhibit 15



May 3, 2002

Securities and Exchange Commission
450 Fifth Street, Northwest
Washington, D.C.  20549
Attention:  Document Control

Commissioners:

We are aware that our report dated April 23, 2002, on our review of condensed consolidated interim financial information of 7-Eleven, Inc. and Subsidiaries (the "Company") as of and for the three months ended March 31, 2002, and included in the Company's quarterly report on Form 10-Q for the quarter then ended, is incorporated by reference in the following Registration Statements:


                                         REGISTRATION NO.
                                         ----------------
On Form S-8 for:

  7-Eleven, Inc. 1995 Stock
    Incentive Plan                            33-63617

  7-Eleven, Inc. Supplemental
     Executive Retirement Plan for
     Eligible Employees                      333-42731

  7-Eleven, Inc. Stock Compensation
    Plan for Non-Employee Directors          333-68491


Very truly yours,

PRICEWATERHOUSECOOPERS LLP
Dallas, Texas





                                  Tab 2