Form 10-Q
period 2002-06-30
7 ELEVEN INC
filed 2002-08-09
CIK 92344

                            FORM 10-Q


                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                           ----------------

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2002

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

           APPLICABLE ONLY TO CORPORATE ISSUERS:

104,964,024 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of June 30, 2002.

                          7-ELEVEN, INC.
                               INDEX


                                                                    PAGE
                                                                     NO.
                                                                    ----

Part I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

         Condensed Consolidated Balance Sheets -
           December 31, 2001 and June 30, 2002                         1

         Condensed Consolidated Statements of Earnings -
           Three Months and Six Months Ended June 30, 2001 and 2002    2

         Condensed Consolidated Statements of Cash Flows -
           Six Months Ended June 30, 2001 and 2002                     3

         Notes to Condensed Consolidated Financial Statements          4

         Report of Independent Accountants                            11


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                  12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK   24

Part II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                            25

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          25

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             26

SIGNATURES                                                            27

Exhibit (15) - Letter re Unaudited Interim Financial Information   Tab 1

Exhibit 99(i)(1) - Certification by Chief Executive Officer
                     Required by Section 906 of the Sarbanes-
                     Oxley Act of 2002                             Tab 2
Exhibit 99(i)(2) - Certification by Chief Financial Officer
                     Required by Section 906 of the Sarbanes-
                     Oxley Act of 2002                             Tab 3









                                  (i)

                                7-ELEVEN, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                          (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)



                                                               DECEMBER 31,       JUNE 30,
                                                                  2001              2002
                                                              -------------    -------------
                                                                                (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                  $    125,599    $     126,135
   Accounts receivable                                             223,434          225,087
   Inventories                                                     114,529          116,614
   Other current assets                                            168,685          159,455
                                                              -------------    -------------
       Total current assets                                        632,247          627,291
Property and equipment                                           2,013,348        2,127,274
Other assets                                                       257,234          254,925
                                                              -------------    -------------
       Total assets                                           $  2,902,829     $  3,009,490
                                                              =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                     $    225,723     $    270,412
   Accrued expenses and other liabilities                          415,269          404,021
   Commercial paper                                                 71,635           98,089
   Long-term debt due within one year                               79,073           61,999
                                                              -------------    -------------
       Total current liabilities                                   791,700          834,521
Deferred credits and other liabilities                             294,747          353,260
Long-term debt                                                   1,283,907        1,292,107
Convertible quarterly income debt securities                       380,000          380,000
Commitments and contingencies
Shareholders' equity:
   Preferred stock, $.01 par value                                     -                -
   Common stock, $.0001 par value                                       10               10
   Additional capital                                            1,166,624        1,168,072
   Unearned compensation                                              -              (1,290)
   Accumulated deficit                                          (1,002,884)      (1,008,060)
   Accumulated other comprehensive loss                            (11,275)          (9,130)
                                                              -------------    -------------
       Total shareholders' equity                                  152,475          149,602
                                                              -------------    -------------
       Total liabilities and shareholders' equity             $  2,902,829     $  3,009,490
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

                                           7-ELEVEN, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                    (Dollars in thousands, except per-share data)

                                                (UNAUDITED)

                                                                THREE MONTHS                  SIX MONTHS
                                                                Ended JUNE 30                 ENDED JUNE 30
                                                        ----------------------------   ---------------------------
                                                             2001           2002           2001          2002
                                                        -------------  -------------   ------------  -------------
REVENUES
  Merchandise sales (including $157,690, $177,955,
     $302,239 and $332,173 in excise taxes)             $  1,798,026   $  1,876,835    $  3,335,242   $  3,488,336
  Gasoline sales (including $180,395, $194,474,
     $351,576 and $374,963 in excise taxes)                  768,382        734,692       1,426,708      1,303,680
                                                        -------------  -------------   ------------   ------------
       Net sales                                           2,566,408      2,611,527       4,761,950      4,792,016
  Other income                                                27,728         28,009          53,976         54,527
                                                        -------------  -------------   ------------   ------------
       Total revenues                                      2,594,136      2,639,536       4,815,926      4,846,543

COSTS AND EXPENSES
  Merchandise cost of goods sold                           1,179,587      1,216,746       2,198,306      2,271,426
  Gasoline cost of goods sold                                699,019        658,100       1,306,168      1,183,658
                                                        -------------  -------------   ------------   ------------
       Total cost of goods sold                            1,878,606      1,874,846       3,504,474      3,455,084
  Franchisee gross profit expense                            183,032        192,565         336,922        355,419
  Operating, selling, general and administrative
     expenses                                                461,780        498,595         880,885        950.490
  Interest expense, net                                       15,815         16,355          32,964         32,165
                                                        -------------  -------------   ------------   ------------
       Total costs and expenses                            2,539,233      2,582,361       4,755,245      4,793,158
                                                        -------------  -------------   ------------   ------------

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME
  TAX AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE              54,903         57,175          60,681         53,385

INCOME TAX EXPENSE                                            21,412         22,870          23,666         21,354
                                                        -------------  -------------   ------------   ------------
EARNINGS FROM CONTINUING OPERATIONS BEFORE
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                      33,491         34,305          37,015         32,031

LOSS ON DISCONTINUED OPERATIONS (net of tax
  benefit of $441, $593, $1,200 and $6,045)                     (690)          (889)         (1,877)        (9,068)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE (net of tax
  benefit of $6,295 and $18,759)                                  -               -          (9,847)       (28,139)
                                                        -------------  -------------   ------------   ------------
NET EARNINGS (LOSS)                                     $     32,801   $     33,416    $     25,291   $     (5,176)
                                                        =============  =============   ============   ============
NET EARNINGS (LOSS) PER COMMON SHARE
  BASIC
    Earnings from continuing operations before
      cumulative effect of accounting change            $        .32   $        .33    $        .36   $       .31
    Loss on discontinued operations                             (.01)          (.01)           (.02)         (.09)
    Cumulative effect of accounting change                        -              -             (.09)         (.27)
                                                        -------------  -------------   ------------   ------------
    Net earnings (loss)                                 $        .31   $        .32    $        .25   $      (.05)
                                                        =============  =============   ============   ============
  DILUTED
    Earnings from continuing operations before
      cumulative effect of accounting change            $        .29   $        .30    $        .33   $       .29
    Loss on discontinued operations                             (.01)          (.01)           (.01)         (.07)
    Cumulative effect of accounting change                         -              -            (.08)         (.22)
                                                        -------------  -------------   ------------   ------------
    Net earnings                                        $        .28   $        .29    $        .24   $        -
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


                                                               2

<Page

                                        7-ELEVEN, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (DOLLARS IN THOUSANDS)

                                                    (UNAUDITED)
                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30
                                                                                ------------------------------
                                                                                     2001            2002
                                                                                -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss)                                                         $     25,291     $     (5,176)
    Adjustments to reconcile net earnings (loss) to net cash
        provided by operating activities:
        Cumulative effect of accounting change                                         9,847           28,139
        Depreciation and amortization of property and equipment                      119,973          134,037
        Other amortization                                                            10,033              177
        Deferred income tax expense                                                   11,987           13,593
        Noncash interest expense                                                         776              620
        Foreign currency net conversion (gain) loss                                  (10,563)          12,830
        Other noncash income                                                            (786)            (445)
        Net (gain) loss on property and equipment                                       (355)           5,100
        Increase in accounts receivable                                              (25,163)             (22)
        Increase in inventories                                                       (2,022)          (2,085)
        (Increase) decrease in other assets                                          (29,081)          13,632
        (Decrease) increase in trade accounts payable and other liabilities          (23,177)          45,948
                                                                                -------------    -------------
                  Net cash provided by operating activities                           86,760          246,348
                                                                                -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for purchase of property and equipment                                 (150,577)        (223,403)
    Proceeds from sale of property and equipment                                       6,885            3,972
    Proceeds from sale of domestic securities                                          4,535            1,493
    Restricted cash                                                                      -            (23,191)
    Other                                                                               (209)            (271)
                                                                                -------------    -------------
                  Net cash used in investing activities                             (139,366)        (241,400)
                                                                                -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from commercial paper and revolving credit facilities                 2,408,759        2,691,022
    Payments under commercial paper and revolving credit facilities               (2,352,772)      (2,664,450)
    Principal payments under long-term debt agreements                               (49,482)         (21,453)
    Increase (decrease) in outstanding checks in excess of cash in bank                1,167           (8,139)
    Net proceeds from issuance of common stock                                           223               51
    Other                                                                               (589)          (1,443)
                                                                                -------------    -------------
                  Net cash provided by (used in) financing activities                  7,306           (4,412)
                                                                                -------------    -------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (45,300)             536
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       133,178          125,599
                                                                                -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $     87,878     $    126,135
                                                                                =============    =============

RELATED DISCLOSURES FOR CASH FLOW REPORTING:
    Interest paid, excluding SFAS No.15 Interest                                $    (39,055)    $    (34,797)
                                                                                =============    =============
    Net income taxes refunded                                                   $      1,050     $      2,461
                                                                                =============    =============
    Assets obtained by entering into capital leases                             $      9,615     $     19,165
                                                                                =============    =============
    1998 Yen loan principal and interest payments from restricted cash          $        -       $    (22,790)
                                                                                =============    =============






                                  See notes to condensed consolidated financial statements.


                                                                3

            7-ELEVEN, INC. AND SUBSIDIARIES

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            SIX MONTHS ENDED JUNE 30, 2002

                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of June 30, 2002, and the condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 2001 and 2002, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2002, have been prepared by 7-Eleven, Inc. (the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position at June 30, 2002, and the results of operations and cash flows for all periods presented have been made. Certain prior-period amounts have been reclassified to conform to current-period presentation. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

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

     The condensed consolidated balance sheet as of December 31, 2001, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, include accounting policies and additional information pertinent to an understanding of both the December 31, 2001, balance sheet and the interim financial statements. The information has not changed except as a result of normal transactions in the six months ended June 30, 2002, and as discussed in the following notes.

2.   GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets. The statement eliminates amortization of goodwill and intangible assets with indefinite lives and requires a transitional impairment test of these assets within six months of the date of adoption and an annual impairment test thereafter and in certain circumstances. The Company has completed the transitional impairment tests of goodwill and intangible assets with indefinite lives as of January 1, 2002, and no impairment was noted.

     Included in other assets in the accompanying Condensed
Consolidated Balance Sheets are the following amounts for intangible assets and goodwill (in thousands):


                                                           December 31,       June 30,
                                                              2001              2002
                                                          -------------     -----------
SEJ license royalty intangible                            $     89,420      $    89,420
Other license royalty intangibles                               15,836           15,836
Goodwill                                                        29,086           29,623
Other intangibles                                                3,989            3,897
                                                          -------------     -----------
                                                          $    138,331      $   138,776
                                                          =============     ===========

     Other intangible assets that will continue to be amortized over their remaining useful lives totaled $1.4 million and $1.2 million as of December 31, 2001 and June 30, 2002, respectively.

     The following is a reconciliation of both the net earnings (loss) and the basic and diluted net earnings (loss) per common share between the amounts reported by the Company and the adjusted amounts reflecting the new accounting requirements for the periods presented (in thousands, except per-share data):


                                                                                             Three Months           Six Months
                                                              Ended June 30         Ended June 30
                                                            ------------------    ------------------
                                                              2001     2002        2001       2002
                                                            --------  --------    --------  --------
Net earnings (loss) as reported                             $ 32,801  $ 33,416    $ 25,291  $ (5,176)
Add back:
 Goodwill amortization, net of tax                               120        -          239        -
 Indefinite-lived intangibles amortization, net of tax         2,886        -        5,773        -
                                                            --------  --------    --------  --------
Net earnings (loss) as adjusted                             $ 35,807  $ 33,416    $ 31,303  $ (5,176)
                                                            ========  ========    ========  ========

Basic earnings (loss) per common share as reported          $    .31  $    .32    $    .25  $   (.05)
Add back:
 Goodwill amortization, net of tax                                -         -           -         -
 Indefinite-lived intangibles amortization, net of tax           .03        -          .06        -
                                                            --------  --------    --------   --------
Basic earnings (loss) per common share as adjusted          $    .34  $    .32    $    .31  $   (.05)
                                                            ========  ========    ========  =========

Diluted earnings per common share as reported               $    .28  $    .29    $    .24  $     -
Add back:
 Goodwill amortization, net of tax                                -         -           -         -
 Indefinite-lived intangibles amortization, net of tax           .02        -          .05        -
                                                            --------  --------    --------  ---------
Diluted earnings per common share as adjusted               $    .30  $    .29    $    .29  $     -
                                                            ========  ========    ========  =========


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

     As of January 1, 2002, the Company recognizes the future cost to remove an underground storage tank over the estimated useful life of the storage tank in accordance with the provisions of SFAS No. 143. A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time an underground storage tank is installed. The Company amortizes the amount added to property and equipment and recognizes accretion expense in connection with the discounted liability over the remaining life of the respective underground storage tank.

     The estimated liability is based on historical experience in removing these tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and federal and state regulatory requirements. The liability is discounted using a credit-adjusted risk-free rate of approximately 8%. Revisions to the liability could occur due to changes in tank removal costs or tank useful lives, or if federal or state regulators enact new requirements on the removal of such tanks.

     Upon adoption of SFAS No. 143, the Company recorded a discounted liability of $53.6 million, increased net property and equipment by $6.7 million and recognized a one-time cumulative effect charge of $28.1 million (net of deferred tax benefit of $18.8 million). The Company amortizes the amount added to property and equipment and recognizes accretion expense in connection with the discounted liability over the remaining lives of the respective underground storage tanks. Pro forma effects on earnings from continuing operations before cumulative effect of accounting change for the three and six months ended June 30, 2001, assuming the adoption of SFAS No. 143 as of January 1, 2001, were not material to net earnings or earnings per share.

     A reconciliation of the Company's liability for the six months ended June 30, 2002, is as follows (in thousands):


     Upon adoption at January 1, 2002         $  53,648
     Liabilities incurred                            55
     Liabilities settled                           (396)
     Accretion expense                            1,518
     Revisions to estimate                           -
                                              ---------
                                              $  54,825
                                              =========

As of June 30, 2002, $1.9 million of the $54.8 million liability is included in accrued expenses and other liabilities in the accompanying Condensed Consolidated
Balance Sheets. The remaining $52.9 million is included in deferred credits and other liabilities in the accompanying
Condensed Consolidated Balance Sheets.

4.   STORE CLOSINGS, ASSET IMPAIRMENT AND COST REDUCTIONS

     The Company adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2002. SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of. The statement also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. Adoption of the standard did not have a material impact on the Company's impairment policy or net earnings; however, it did result in classifying the operations of certain stores as discontinued operations in the accompanying Condensed Consolidated Statements of Earnings.

     The Company writes down property and equipment of stores it is closing to estimated net realizable value at the time that management commits to a plan to close such stores. If the stores are leased, the Company will accrue for related future estimated rent and other expenses if the expenses are expected to exceed estimated sublease rental income. The Company bases the estimated net realizable value of property and equipment on its experience in utilizing and/or disposing of similar assets and on estimates provided by its own and/or third-party real estate experts. The Company also uses its experience in subleasing similar property to estimate future sublease income.

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

     In the first quarter of 2002, management committed to a plan to close up to 128 underperforming stores in 2002. The stores being closed include those stores for which the Company recorded an asset impairment charge of $5.3 million in the fourth quarter of 2001. In connection with the planned store closings, the Company recorded a pretax charge of $11.8 million in the first quarter of 2002 for write-downs of stores to net realizable value and for anticipated future rent and other expenses in excess of related estimated sublease income. Of the $11.8 million, $1.4 million is included in operating, selling, general and administrative ("OSG&A") expense and the remaining $10.4 million is included in discontinued operations in the accompanying Condensed Consolidated Statements of Earnings for the six months ended June 30, 2002. The Company has closed 111 stores as of June 30, 2002.

     In addition to the store closings, the Company initiated cost reduction efforts to streamline administrative functions and consolidate divisions, resulting in the elimination of 125 positions. The results of operations for the six months ended June 30, 2002, include a $6.9 million charge to OSG&A expense for severance costs and other expenses, all of which was recorded in the first quarter of 2002. As of June 30, 2002, $2.6 million was included in accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets relating to unpaid severance costs.

     The stores presented as discontinued operations had total revenues and pretax operating losses as follows for the periods presented (in thousands):



                                                    Three Months         Six Months
                                                    Ended June 30       Ended June 30
                                                 -------------------  ------------------
                                                   2001       2002      2001      2002
                                                 --------   --------  --------  --------
Total revenue                                    $ 37,157    $ 4,462  $ 69,498  $ 22,695
Pretax operating loss                              (1,130)    (1,482)   (3,078)  (15,113)


     As of December 31, 2001 and June 30, 2002, assets held for sale were $15.0 million and $13.0 million, respectively, and are included in other current assets in the accompanying Condensed Consolidated Balance Sheets. The properties are being actively marketed.

5.   COMPREHENSIVE EARNINGS

     The components of comprehensive earnings (loss) of the Company for the periods presented are as follows (in thousands):


                                                                               Three Months         Six Months
                                                     Ended June 30       Ended June 30
                                                  ------------------  ------------------
                                                     2001     2002      2001     2002
                                                  --------  --------  --------  --------
Net earnings (loss)                               $ 32,801  $ 33,416  $ 25,291  $ (5,176)
Other comprehensive earnings (loss):
  Unrealized gains (losses) on equity
    securities (net of $452 and ($390), $771
    and ($223) deferred taxes)                         706      (792)    1,205      (530)
  Reclassification adjustments for gains
    included in net earnings (net of $991 and
    $300, $1,774 and $591 deferred taxes)           (1,550)     (450)   (2,774)     (906)
  Unrealized gain (loss) related to interest
    rate swap (net of $394 and ($716), ($2,590)
    and $242 deferred taxes)                           407    (1,748)   (2,463)      255
  Foreign currency translation adjustments           3,717     3,675      (602)    3,326
                                                   --------  --------  --------  --------
    Other comprehensive earnings (loss)              3,280       685    (4,634)    2,145
                                                   --------  --------  --------  --------
Total comprehensive earnings (loss)               $ 36,081  $ 34,101  $ 20,657  $ (3,031)
                                                  =========  ========  ========  ========


6.   DISTRIBUTION SERVICES

     On July 10, 2002, the Company signed a new 40-month service agreement with McLane Company, Inc. ("McLane") under which McLane will provide distribution services to 7-Eleven stores and designated combined distribution centers in the United States. The new agreement becomes effective September 2002.

7.   EARNINGS PER SHARE

     Computations for basic and diluted earnings (loss) per share are presented below (in thousands, except per-share data):

                                                             Three Months           Six Months
                                                             Ended June 30         Ended June 30
                                                         ---------------------   --------------------
                                                           2001        2002        2001       2002
                                                         ----------  ---------   ---------  ---------
BASIC
Earnings from continuing operations before
  cumulative effect of accounting change                 $  33,491   $  34,305   $  37,015  $  32,031
Loss on discontinued operations                               (690)       (889)     (1,877)    (9,068)
Cumulative effect of accounting change                          -           -       (9,847)   (28,139)
                                                         ----------  ----------  ---------- ----------
Net earnings (loss)                                      $  32,801   $  33,416   $  25,291  $  (5,176)
                                                         ==========  ==========  ========== ==========

Weighted-average common shares outstanding                 104,800     104,824     104,794    104,821
                                                         ==========  ==========  ========== ==========

Earnings per common share from continuing operations
  before cumulative effect of accounting change          $     .32   $     .33   $     .36  $     .31
Loss per common share on discontinued operations              (.01)       (.01)       (.02)      (.09)
Loss per common share on cumulative effect of
  accounting change                                             -           -         (.09)      (.27)
                                                         ----------  ----------  ---------- ----------
Net earnings (loss) per common share                     $     .31   $     .32   $     .25  $    (.05)
                                                         ==========  ==========  ========== ==========
DILUTED
Earnings from continuing operations before
  cumulative effect of accounting change                 $  33,491   $  34,305   $  37,015  $  32,031
Add interest on convertible quarterly income debt
  securities, net of tax                                     2,651       2,608       5,302      5,216
                                                         ----------  ----------  ---------- ----------
Earnings from continuing operations before cumulative
  effect of accounting change plus assumed conversions   $  36,142   $  36,913   $  42,317  $  37,247
Loss on discontinued operations                               (690)       (889)     (1,877)    (9,068)
Cumulative effect of accounting change                          -           -       (9,847)   (28,139)
                                                         ----------  ----------  ---------- ----------
Net earnings plus assumed conversions                    $  35,452   $  36,024   $  30,593  $      40
                                                         ==========  ==========  ========== ==========

Weighted-average common shares outstanding (Basic)         104,800     104,824     104,794    104,821
Add effects of assumed conversions:
  Stock options                                                173         140         128        141
  Convertible quarterly income debt securities              20,924      20,924      20,924     20,924
                                                         ----------  ----------  ---------- ----------
Weighted-average common shares outstanding plus
  shares from assumed conversions (Diluted)                125,897     125,888     125,846    125,886
                                                         ==========  ==========  ========== ==========
Earnings per common share from continuing operations
  before cumulative effect of accounting change          $     .29   $     .30   $     .33  $     .29
Loss per common share on discontinued operations              (.01)       (.01)       (.01)      (.07)
Loss per common share on cumulative effect of
  accounting change                                             -           -         (.08)      (.22)
                                                         ----------  ----------  ---------- ----------
Net earnings per common share                            $     .28   $     .29   $     .24  $      -
                                                         ==========  ==========  ========== ==========



8.   RECENTLY ISSUED ACCOUNTING STANDARDS


     The Company is currently reviewing SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which was issued on May 1, 2002. The statement rescinds FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, FASB No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." As a result, gains and losses from extinguishment of debt will no longer be aggregated and classified as an extraordinary item, net of related income tax effect, on the statement of earnings. Instead, such gains and losses will be classified as extraordinary items only if they meet the criteria of unusual or infrequently occurring items. SFAS No. 145 also requires that gains and losses from debt extinguishments, which were classified as extraordinary items in prior periods, be reclassified to continuing operations if they do not meet the criteria for extraordinary items. The provisions related to this portion of the statement are required to be applied in fiscal years beginning after May 15, 2002, with earlier application encouraged.

     SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in July 2002. The statement requires that costs associated with exit or disposal activities must be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs include lease termination costs and certain employee severance costs associated with a restructuring, discontinued operation or other exit or disposal activity.
The Company is currently reviewing SFAS No. 146, which is effective for exit or disposal activities initiated after December 31, 2002.

               REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
    Shareholders of 7-Eleven, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of 7-Eleven, Inc. and Subsidiaries as of June
30, 2002, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended
June 30, 2001 and 2002, and the condensed consolidated statements of cash flows for the six-month periods ended
June 30, 2001 and 2002. These financial statements are the responsibility of the Company's management.

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



PRICEWATERHOUSECOOPERS LLP
Dallas, Texas
July 25, 2002

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

2002 BUSINESS ISSUES

STORE CLOSINGS AND COST REDUCTIONS

     During the first quarter of 2002, we committed to a plan to close up to 128 underperforming stores. The stores being closed include those stores for which we recorded an asset impairment charge of $5.3 million in the fourth quarter of 2001. In connection with the planned store closings, we recorded a pretax charge of $11.8 million in the first quarter of 2002 for write-downs of stores to net realizable value and for anticipated future rent and other expenses in excess of related estimated sublease income. Of the $11.8 million, $1.4 million is included in Operating, Selling, General and Administrative ("OSG&A") expense and the remaining $10.4 million is included in discontinued operations in the Condensed Consolidated Statements of Earnings for the six months ended June 30, 2002. As of June 30, 2002, we had closed 111 stores. We anticipate the remainder of the stores identified for closing under our plan will be closed by year-end 2002.

     In addition, during the first quarter of 2002, we implemented cost reduction efforts to continue to streamline administrative functions and also consolidated two divisions, resulting in the elimination of 125 positions. Our results of operations for the six months ended June 30, 2002, include a $6.9 million pretax charge to OSG&A expense for severance costs and other expenses, all of which was recorded in the first quarter of 2002.

     We expect to realize an annual pretax operating earnings benefit of approximately $17 million due to our store closings and cost reduction efforts. We will not realize the full amount of these savings until 2003. We intend to initiate and continue other cost reductions to improve operating earnings such as standardizing procurement procedures. In addition, we recently signed a new primary wholesale agreement with more favorable terms that will go into affect in September 2002. See "Liquidity and Capital Resource - Contractual Obligations and Commercial Commitments."

ROYALTY PAYMENT REDUCTION

     We have a licensing agreement with Seven-Eleven Japan under which Seven-Eleven Japan pays us a royalty fee based on a percentage of its total revenues. Under the terms of a 1988 amendment to that agreement, Seven-Eleven Japan will reduce its royalty payments to us by approximately 70% beginning in August 2002. This will decrease our Seven-Eleven Japan royalty receipts by approximately $18 million in 2002 compared to 2001. Our Seven-Eleven Japan royalty receipts will decrease in 2003 by approximately $24 million compared to 2002. These estimates will be impacted by fluctuations in the Japanese yen to U.S. dollar exchange rate. We do not anticipate any further reductions in the amount of the license fee percentage.

NEW ACCOUNTING STANDARDS

     We adopted three new accounting standards effective January 1, 2002, which had an impact on our reported results of operations. We adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Adopting SFAS No. 142 means we no longer amortize goodwill and certain intangible assets. This resulted in a reduction in amortization expense for the three- and six-month periods ending June 30, 2002, of $4.9 million and $9.8 million, respectively.

     We also adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations," which for our purposes relates to the accounting for costs associated with future removal of underground gasoline tanks. This adoption resulted in a one-time, cumulative effect after-tax charge of $28.1 million. We anticipate the adoption will reduce our 2002 earnings from continuing operations before cumulative effect of accounting change by approximately $2 million.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of. This statement also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The provisions did not have a material impact on our net earnings; however, adoption of the standard resulted in our presenting discontinued operations in the Condensed Consolidated Statement of Earnings. See "Critical Accounting Policies and Estimates - Store Closings and Asset Impairment," "Comparison of Three Months Ended June 30, 2002 to Three Months Ended June 30, 2001 - Discontinued Operations" and "Comparison of Six Months Ended June 30, 2002 to Six Months Ended June 30, 2001 - Discontinued Operations."

     We are currently reviewing SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which was issued on May 1, 2002. The statement rescinds FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, FASB No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." As a result, gains and losses from extinguishment of debt will no longer be aggregated and classified as an extraordinary item, net of related income tax effect, on the statement of earnings. Instead, such gains and losses will be classified as extraordinary items only if they meet the criteria of unusual or infrequently occurring items. SFAS No. 145 also requires that the gains and losses from debt extinguishments, which were classified as extraordinary items in prior periods, be reclassified to continuing operations if they do not meet the criteria for extraordinary items. The provisions related to this portion of the statement are required to be applied in fiscal years beginning after May 15, 2002, with earlier application encouraged.

     SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in July 2002. The statement requires that costs associated with exit or disposal activities must be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs include lease termination costs and certain employee severance costs associated with a restructuring, discontinued operations or other exit or disposal activity. We are currently reviewing SFAS No. 146, which is effective for exit or disposal activities initiated after December 31, 2002.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

STORE CLOSINGS AND ASSET IMPAIRMENT

     We write down property and equipment of stores we are closing to estimated net realizable value at the time we commit to a plan to close such stores. If we lease the store, we also accrue for related future estimated rent and other expenses if we believe the expenses will exceed estimated sublease rental income. We base the estimated net realizable value of property and equipment on our experience in utilizing and/or disposing of similar assets and on estimates provided by our own and/or third-party real estate experts. We also use our experience in subleasing similar property to estimate future sublease income. If there is a significant change in the real estate market, our net realizable value estimates and/or our estimated future sublease income could change materially.

     We review our long-lived assets for impairment and write them down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

     Effective January 1, 2002, we present the results of operations of certain owned and leased stores as discontinued operations in accordance with the provisions of SFAS No. 144 (see "2002 Business Issues - New Accounting Standards"). The results of operations of owned stores are reflected in discontinued operations beginning in the quarter in which management commits to a plan to close the related store. The results of operations of leased stores are reflected in discontinued operations beginning in the quarter in which the related store is actually closed. The results of operations include related write-downs of stores to estimated net realizable value and accruals for future estimated rent and other expenses in excess of estimated sublease rental income.

ASSET RETIREMENT OBLIGATIONS

     Effective January 1, 2002, we recognize the future cost to remove an underground gasoline storage tank over the estimated useful life of the storage tank in accordance with the provisions of SFAS No. 143 (see "2002 Business Issues - New Accounting Standards"). SFAS 143 requires that we record a liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset. We amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining lives of the respective underground storage tanks.

     Our liability estimate is based on historical experience in removing these tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and federal and state regulatory requirements. The liability is discounted using a credit-adjusted risk-free rate of approximately 8%. Revisions to the liability could occur due to changes in tank removal costs or tank useful lives, or if federal or state regulators enact new requirements on the removal of such tanks.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2002 TO THREE MONTHS
ENDED JUNE 30, 2001

NET SALES


                                                    Three Months Ended June 30
                                                  --------------------------
                                                        2001          2002
                                                      ---------    ----------
Net Sales: (in millions)
   Merchandise sales                                  $ 1,798.0    $ 1,876.8
   Gasoline sales                                         768.4        734.7
                                                       --------      --------
Total net sales                                       $ 2,566.4    $ 2,611.5
U.S. same-store merchandise sales growth                    4.8%         2.6%
Gasoline gallons sold (in millions)                       466.9        507.2
Gasoline gallon sales change per store month                1.0%         3.5%
Average retail price of gasoline per gallon           $    1.65    $    1.45


     Merchandise sales for the three months ended June 30, 2002, increased $78.8 million, or 4.4%, over the same period in 2001. U.S. same-store merchandise sales increased 2.6% for the three months ended June 30, 2002, on top of 4.8% for the three months ended June 30, 2001. Contributors to the merchandise sales increase in 2002 include the categories of beer, prepaid cards, cigarettes, non-carbonated beverages, and grill items. Increases in the retail price of cigarettes due to wholesale cost increases accounted for less than 1.5% of the increase in 2002 and approximately 1% of the increase in 2001.

     Gasoline sales for the three months ended June 30, 2002, decreased $33.7 million or 4.4% compared to the same period in 2001. We attribute this decrease to a 20-cent per gallon lower average retail price of gasoline in the second quarter of 2002. Partially offsetting the decrease in the retail price of gasoline was an increase of 8.6% in gallons sold, to 507.2 million gallons. On a per-store month basis, growth in gallons increased 3.5%, which is primarily due to the addition of new higher-volume gasoline stores, which typically have more gasoline pumps than existing stores.

GROSS PROFIT


                                                        Three Months Ended June 30
                                                      --------------------------
                                                            2001         2002
                                                         --------     ---------
Gross Profit (in millions)
   Merchandise gross profit                              $ 618.4       $ 660.1
   Gasoline gross profit                                    69.4          76.6
                                                         --------      --------
Total gross profit                                       $ 687.8       $ 736.7
Merchandise gross profit margin                            34.40%        35.17%
Merchandise gross profit growth per store month              1.9%          4.7%
Gasoline gross profit margin cents per gallon               14.9          15.1
Gasoline gross profit change per store month                 1.6%          5.1%


     Merchandise gross profit for the three months ended June 30, 2002, increased $41.7 million, or 6.7%, over the same period in 2001. This is a result of higher sales and an increase in our gross profit margin to 35.17% for the second quarter of 2002 from 34.40% for the same period in 2001. Our increases in overall gross profit margin and gross profit per store are attributable to a variety of factors. We continue to focus on improved cost of goods management through initiatives like daily cost reporting, enhanced competitive bidding practices and improving results at the store level to lower write-offs and shortages. Product mix also contributed to the improvement, as we sold more higher-margin products. We anticipate that our merchandise gross profit margin will improve in 2002 over the gross profit margins we achieved during 2001 through aggressive monitoring of our retail pricing and continued efforts to reduce our cost of goods sold.

     Gasoline gross profit for the three months ended June 30, 2002, increased $7.2 million, or 10.4%, to $76.6 million. Expressed as cents per gallon, our gasoline margin was 15.1 cents in the second quarter of 2002 compared to 14.9 cents in the second quarter of 2001. Relatively stable wholesale costs during the second quarter contributed to favorable gasoline results for the quarter. Based on current market conditions, we expect to maintain our gasoline margins (expressed as cents per gallon) during the remainder of the year in the range of 13 to 14 cents per gallon.

OTHER INCOME

     Other income for the three months ended June 30, 2002, was $28.0 million, an increase of $281,000, or 1.0%, from $27.7 million for the same period in 2001. Our royalty income from our area licensees was $22.1 million for the three months ended June 30, 2002, compared to $20.5 million for the same period in 2001. This increase is primarily due to increased sales at stores operated by our licensees, partially offset by lower franchise fees.

      FRANCHISEE GROSS PROFIT EXPENSE

     Franchisee gross profit expense for the three months ended June 30, 2002, was $192.6 million, an increase of $9.6 million, or 5.2%, from $183.0 million for the same period in 2001. The increase is due to higher per-store gross profits at franchised stores and an increase in the number of stores operated by franchisees.

      OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
(OSG&A)

     The primary components of OSG&A are store labor, occupancy (including depreciation) and corporate expenses. OSG&A for the three months ended June 30, 2002, was $498.6 million, an increase of $36.8 million, or 8.0%, from $461.8 million for the same period in 2001. Excluding a $10.4 million unfavorable impact from the change in currency conversion from 2001 to 2002, which primarily relates to our yen-denominated loans, and the elimination of $4.9 million of amortization expense in 2002 due to the adoption of SFAS No. 142 (see "2002 Business Issues - New Accounting Standards"), OSG&A increased $31.4 million or 6.9% to $484.6 million. The primary drivers of the increase were higher occupancy expenses from new store openings and labor costs.

     The ratio of OSG&A to net sales increased to 19.1% for the second quarter of 2002 from 18.0% for the second quarter of 2001. Adjusting for the 20-cent decline in the retail price of gasoline, the currency conversion loss, and the elimination of amortization, the ratio of OSG&A to net sales for the second quarter 2002 would have been 17.9% compared to 17.7% for the second quarter of 2001. We expect pressure on this ratio as a result of our continued efforts to enhance our store image and grow our store base. To mitigate this impact, we continue to focus on our expense reduction efforts.

      INTEREST EXPENSE, NET

     Net interest expense for the three months ended June 30, 2002, was $16.3 million, an increase of $540,000, or 3.4%, from $15.8 million for the same period in 2001. The increase is primarily due to an increase in our total debt and a decline in interest income due to lower interest rates, partially offset by lower interest rates during the quarter on our variable rate debt.

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

INCOME TAX EXPENSE

     Income tax expense for the three months ended June 30, 2002, was $22.9 million compared to income tax expense of $21.4 million for the same period in 2001. Our effective tax rate was 40.0% for the second quarter of 2002 compared to 39.0% for the second quarter of 2001.

      EARNINGS FROM CONTINUING OPERATIONS

     For the three months ended June 30, 2002, our earnings from continuing operations were $34.3 million ($0.30 per diluted share), compared to $33.5 million ($0.29 per diluted share) for the same period in 2001.

DISCONTINUED OPERATIONS

     Discontinued operations for the three months ended June 30, 2002, resulted in a loss of $889,000 (net of $593,000 tax benefit) compared to a loss of $690,000 (net of $441,000 tax benefit) for the same period in 2001. The stores included in discontinued operations for the three months ended June 30, 2002 and 2001, had total revenues of $4.5 million and $37.2 million, respectively, and pretax operating losses of $1.5 million and $1.1 million, respectively. See "2002 Business Issues - Store Closings and Cost Reductions."

      NET EARNINGS

     Net earnings for the three months ended June 30, 2002, were $33.4 million ($0.29 per diluted share), compared to $32.8 million ($0.28 per diluted share) for the same period in 2001.

      SEASONALITY

     Weather conditions can have a significant impact on our sales, as our customers tend to buy more and to purchase higher profit margin products when weather conditions are favorable. Consequently, our results are seasonal, and we typically earn more during the warmer second and third quarters.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2002 TO SIX MONTHS
ENDED JUNE 30, 2001

NET SALES


                                                    Six Months Ended June 30
                                                  --------------------------
                                                       2001          2002
                                                     ---------     ---------
Net Sales: (in millions)
   Merchandise sales                                 $ 3,335.2     $ 3,488.3
   Gasoline sales                                      1,426.7       1,303.7
                                                      --------      --------
Total net sales                                      $ 4,761.9     $ 4,792.0
U.S. same-store merchandise sales growth                   4.2%          3.1%
Gasoline gallons sold (in millions)                      910.1         982.1
Gasoline gallon sales change per store month               3.0%          3.0%
Average retail price of gasoline per gallon          $    1.57     $    1.33


     Merchandise sales for the six months ended June 30, 2002, increased $153.1 million, or 4.6%, over the same period in 2001. U.S. same-store merchandise sales increased 3.1% for the six months ended June 30, 2002, on top of 4.2% for the six months ended June 30, 2001. Key contributors to the merchandise sales increases in 2002 included the categories of cigarettes, beer, prepaid cards, non-carbonated beverages and snacks. Increases in the retail price of cigarettes due to wholesale cost increases accounted for less than 1.5% of the increase in 2002 and less than 1% of such growth in 2001.

     Gasoline sales for the six months ended June 30, 2002, decreased $123.0 million or 8.6% compared to the same period in 2001. We attribute this decrease to a decline of 24-cent per gallon lower average retail price of gasoline in the six months ended June 30, 2002, compared to the same period in 2001. Gasoline sold increased 7.9%, to 982.1 million gallons. On a per-store month basis, growth in gallons increased 3.0% primarily due to the addition of new higher-volume gasoline stores, which typically have more gasoline pumps than existing stores.

     GROSS PROFIT


                                                       Six Months Ended June 30
                                                     --------------------------
                                                          2001          2002
                                                         ------        ------
Gross Profit (in millions)
   Merchandise gross profit                           $1,136.9        $1,216.9
   Gasoline gross profit                                 120.5           120.0
                                                      ---------       ---------
Total gross profit                                    $1,257.4        $1,336.9
Merchandise gross profit margin                          34.09%          34.89%
Merchandise gross profit growth per store month            2.0%            5.2%
Gasoline gross profit margin cents per gallon             13.2            12.2
Gasoline gross profit change per store month                .2%           (5.0)%


     Merchandise gross profit for the six months ended June 30, 2002, increased $80.0 million, or 7.0%, over the same period in 2001. This was a result of higher sales and an increase in our gross profit margin to 34.89% for the six months ended June 30, 2002 from 34.09% for the same period in 2001. Our increases in overall gross profit margin and gross profit per store are attributable to a variety of factors.
We continue to focus on improved cost of goods management through initiatives like daily cost reporting, enhanced competitive bidding practices and improving results at the store level to lower write-offs and shortages. Product mix also contributed to the improvement, as we sold more higher-margin products.

     Gasoline gross profit for the six months ended June 30, 2002, decreased $518,000, or 0.4%, to $120.0 million.
Expressed as cents per gallon, our gasoline margin was
12.2 cents for the six months ended June 30, 2002 compared to
13.2 cents for the same period of 2001. The decrease is due to retail prices falling faster than wholesale costs resulting in lower retail margins early in the first quarter of 2002. Our retail gasoline margins stabilized in the second quarter of 2002.

OTHER INCOME

     Other income for the six months ended June 30, 2002, was $54.5 million, an increase of $551,000, or 1.0%, from $54.0 million for the same period in 2001. Our royalty income from our area licensees was $41.7 million for the six months ended June 30, 2002, compared to $40.7 million for the same period in 2001. This increase is primarily due to increased sales at stores operated by our licensees, partially offset by the strengthening of the dollar against the Japanese yen in the first quarter of 2002 compared to the same period for 2001.

      FRANCHISEE GROSS PROFIT EXPENSE

     Franchisee gross profit expense for the six months ended June 30, 2002, was $355.4 million, an increase of $18.5 million, or 5.5%, from $336.9 million for the same period in 2001. The increase is due to higher per-store gross profits at franchised stores and an increase in the number of stores operated by franchisees.

OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
(OSG&A)

     The primary components of OSG&A are store labor, occupancy (including depreciation) and corporate expenses. OSG&A for the six months ended June 30, 2002, was $950.5 million, an increase of $69.6 million, or 7.9%, from $880.9 million for the same period in 2001. Excluding the one-time charges of the store write-downs and reserve for future rent of $1.4 million, the severance and other expenses of $6.9 million (see "2002 Business Issues - Store Closings and Cost Reductions"), a $22.0 million unfavorable impact from the change in currency conversion from 2001 to 2002, which primarily relates to our yen-denominated loans, and the elimination of $9.8 million of amortization expense in 2002 due to the adoption of SFAS No. 142 (see "2002 Business Issues - New Accounting Standards"), OSG&A increased $49.2 million or 5.6% to $929.4 million. The primary drivers of the increase were higher occupancy expenses from new store openings and labor costs.

     The ratio of OSG&A to net sales increased to 19.8% for the six months ended June 30, 2002 from 18.5% for the same period in 2001. Adjusting for the 24-cent decline in the retail price of gasoline, the one-time charges, the currency conversion, and the elimination of amortization, the ratio of OSG&A to net sales for the six months ended June 30, 2002 and 2001 was 18.5%. We expect pressure on this ratio as a result of our continued efforts to enhance our store image and grow our store base. To mitigate this impact, we continue to focus on our expense reduction efforts.

      INTEREST EXPENSE, NET

     Net interest expense for the six months ended June 30, 2002, was $32.2 million, a decrease of $799,000, or 2.4%, from $33.0 million for the same period in 2001. The decrease is primarily due to lower interest rates during 2002 on our variable rate debt, partially offset by increased debt levels and decreased interest income.

INCOME TAX EXPENSE

     Income tax expense for the six months ended June 30, 2002, was $21.4 million compared to income tax expense of $23.7 million for the same period in 2001. Our effective tax rate was 40.0% for the six months ended June 30, 2002, compared to 39.0% for the same period in 2001.

      EARNINGS FROM CONTINUING OPERATIONS

     For the six months ended June 30, 2002, earnings from continuing operations before cumulative effect of accounting change were $32.0 million ($0.29 per diluted share), compared to $37.0 million ($0.33 per diluted share) for the same period in 2001.

DISCONTINUED OPERATIONS

     Discontinued operations for the six months ended June 30, 2002, resulted in a loss of $9.1 million (net of $6.0 million tax benefit) compared to a loss of $1.9 million (net of $1.2 million tax benefit) for the same period in 2001. Included in the discontinued operations loss for the six months ended June 30, 2002, is a charge of $6.2 million (net of $4.2 million tax benefit) for write-downs of stores to net realizable value and anticipated future rent and other expenses in excess of related estimated sublease income. See "2002 Business Issues - Store Closings and Cost Reductions."

     The stores included in discontinued operations for the six months ended June 30, 2002 and 2001, had total revenues of $22.7 million and $69.5 million, respectively, and pretax operating losses of $15.1 million and $3.1 million, respectively.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     On January 1, 2002, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," which resulted in a one-time charge of $28.1 million, net of deferred tax benefit, related to the cumulative effect of the accounting change for accounting of costs associated with the future removal of underground gasoline storage tanks.

     On January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which resulted in a one-time charge of $9.8 million, net of deferred tax benefit, related to the cumulative effect of the accounting change on our yen-denominated debt.

       NET (LOSS) EARNINGS

     Net loss for the six months ended June 30, 2002, was $5.2 million ($0.00 per diluted share), compared to net earnings of $25.3 million ($0.24 per diluted share) for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     We obtain the majority of our working capital from three sources:

       *  cash flows generated from our operating activities;
       * a $650 million commercial paper facility, guaranteed by Ito-Yokado Co., Ltd.; and
       * borrowings of up to $200 million under our revolving credit facility.

     We believe that operating activities, available working capital sources and additional borrowings will provide sufficient liquidity in 2002 to fund our operating costs, capital expenditures and debt service. In addition, we intend to continue accessing the leasing market to finance our new stores and certain equipment, including Vcom kiosks.

     Our capital expenditures were $223.4 million for the six months ended June 30, 2002, compared to $150.6 million for the same period in 2001. Our new capital lease commitments during the six months ended June 30, 2002, were $19.2 million compared to $9.6 million for the same period in 2001. These increases are due to our growth initiatives, which were disclosed in our Report on Form 10-K for the year ended December 31, 2001. For the six months ended June 30, 2002, our capital expenditures were primarily related to developing new stores and replacing store equipment. We opened 48 stores in the first six months of 2002.

     We are obligated to a group of banks under a $200 million unsecured revolving credit agreement ("Credit
Agreement"). Effective March 31, 2002, we executed an amendment to the Credit Agreement, which modified our financial covenants to increase our flexibility for capital spending on our growth initiatives.

     The amendment modified the applicable margin rate; the facility fee and utilization fee remained unchanged. The applicable margin rate was 0.725% as of June 30, 2002. The amendment includes modifications to existing financial and operating covenants that require, among other things, the maintenance of certain financial ratios. In addition, the amendment adds a new financial covenant of senior indebtedness to earnings before interest, income taxes, depreciation, amortization and the interest component of rent expense on certain lease facilities.

     In April 2002, Moody's Investor Service announced it had downgraded our credit rating. The downgrade did not increase the fees and interest we are required to pay to our lenders. Our commercial paper program was not affected by the downgrade due to the guarantee of the program by Ito-Yokado through 2003.

       VCOM

Vcom is our proprietary kiosk solution to meet consumer demands for convenient and continuously available financial and e-commerce services. We believe that the deployment of these web-enabled, integrated services kiosks represents a significant market opportunity to offer financial and e-commerce services to a large segment of our current and future customers who have little or no access to banks or the Internet. We believe that we are uniquely positioned to capitalize on this opportunity because of the demographics of our existing customer base and the large number of our conveniently located stores. Through exclusive agreements with third party service providers, we currently offer or plan to offer ATM services (American Express Co.), money order and money transfer services (Western Union Financial Services, Inc.), check cashing services (Certegy Inc.), telecommunications services (Verizon Select Services, Inc.) and e-shopping (Cyphermint, Inc.).

We plan to expand Vcom to 1,000 stores starting in the third quarter of 2002, adding to our current Vcom pilot program in Texas and Florida. We estimate that our capital investment for the additional kiosks will be approximately $55 million. Financing options are being reviewed. In addition, we estimate that we will need approximately $110 million to fund the amount of cash in the kiosks necessary for check cashing and ATM transactions, which will initially be funded through our commercial paper program. We are pursuing alternatives to financing the cash required for the kiosks.

In connection with our longer-range plans to roll out Vcom to a total of 3,500 stores, we estimate that we will incur cumulative pretax losses of up to $20 million during 2002 and 2003. These estimates assume that we will use third-party financing for the Vcom equipment and cash balance requirements to fund the check cashing and ATM transactions. We expect Vcom to be profitable in 2004 and beyond

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     Distribution Services. On July 10, 2002, we signed a 40-month service agreement with McLane Company, Inc. ("McLane"), a wholly-owned subsidiary of Wal-Mart Stores, Inc., under which McLane will be our primary distributor of traditional grocery products to our U.S. stores and designated combined distribution centers in the United States. The new agreement becomes effective September 2002. We believe the terms of the distribution services agreement are more favorable than those set forth in our existing agreement with McLane.

CASH FLOWS FROM OPERATING ACTIVITIES

     Net cash provided by operating activities for the six months ended June 30, 2002, was $246.3 million compared to $86.8 million for the six months ended June 30, 2001. We attribute this increase to changes in balance sheet items, primarily due to the timing of working capital items such as the funding for money orders, receipt of vendor promotional allowances and the payment of merchandise and gasoline payables and other liabilities.

CASH FLOWS FROM INVESTING ACTIVITIES

     Net cash used in investing activities for the six months ended June 30, 2002, was $241.4 million, an increase of $102.0 million, or 73.2%, from $139.4 million for the six months ended June 30, 2001. The primary driver of the increase was a $72.8 million increase in capital expenditures to $223.4 million for the six months ended June 30, 2002, from $150.6 million for the same period in 2001, primarily as a result of our strategic growth initiatives. In addition, restricted cash in connection with our yen loans increased $23.2 million during the six months ended June 30, 2002, compared to the same period in 2001.

CASH FLOWS FROM FINANCING ACTIVITIES

     Net cash used in financing activities was $4.4 million for the six months ended June 30, 2002, compared to net cash provided by financing activities of $7.3 million for the six months ended June 30, 2001. Net proceeds under commercial paper and revolving credit facilities for the six months ended June 30, 2002, totaled $26.6 million compared to $56.0 million for the same period in 2001. Long-term debt repayments of $21.5 million for the six months ended June 30, 2002, consist of payments of scheduled debt maturities compared to $49.5 million for the same period in 2001. The decrease in scheduled debt payments is due to our repayment of the 1988 yen loan in August 2001.

OTHER ISSUES

ENVIRONMENTAL

     At June 30, 2002, our estimated undiscounted liability for our environmental costs related to remedial action at existing and previously operated gasoline storage sites and other operating and non-operating properties where releases of regulated substances have been detected was $32.4 million. We anticipate that substantially all of the future remediation costs for detected releases of regulated substances at remediation sites of which we are aware, as of June 30, 2002, will be incurred within the next five to six years. The estimated liability could change for several reasons, including revisions to or the creation of governmental requirements, existing remediation projects become fully defined and cost-to-closure estimates become available, and unplanned future failures of underground gasoline storage tank systems.

     Under state reimbursement programs, we are eligible to be reimbursed for a portion of remediation costs previously incurred. At June 30, 2002, we had recorded a net receivable of $54.1 million for the estimated state reimbursements, of which $33.2 million relates to remediation costs incurred in California. In assessing the probability of state reimbursements, we take into consideration each state's fund balance, revenue sources, existing claim backlog, historical payments and claim ranking systems. As a result of these assessments, the recorded receivable amounts at June 30, 2002, are net of allowances of $10.2 million. The estimated future state reimbursement amounts could change as governmental requirements and state reimbursement programs continue to be revised or extended. Our estimated reimbursement amounts could change materially as remediation costs are spent and as receipts of state trust funds are recorded.

     While we cannot be certain of the timing of our receipt of state reimbursement funds, based on our experience we expect to receive the majority of state reimbursement funds within one to six years after our payment of eligible remediation expenses. This time period assumes that the state administrative procedures for processing such reimbursements have been fully developed. One exception to our assumption is California, where we estimate that we will receive reimbursement funds within one to ten years after our payment of eligible remediation expenses. As a result of the timing for reimbursements, we have present-valued the portion of the recorded receivable amount that relates to remediation activities that have already been completed at a discount rate of approximately 3.4%. Thus, in addition to the allowance set forth in the preceding paragraph, the recorded receivable amount is also net of a discount of $11.2 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
RISK

     See "Management's Discussion and Analysis of Financial
Condition and Results of Operations," above.

PART II.

OTHER INFORMATION

Item 1.  Legal Proceedings.

     There are no reportable suits or proceedings pending or threatened against the Company.


Item 4.  Submission of Matters to a Vote of Security Holders.

     On April 24, 2002, the Company held its annual meeting of shareholders. Each of the twelve nominated directors was elected without contest. In addition, the shareholders ratified the approval of PricewaterhouseCoopers LLP to be the Company's independent accountants for 2002.

     (a) The votes for and the votes withheld for each of the nominees for director were as follows:


NOMINEE                      FOR                     WITHHELD
Masatoshi Ito                90,384,999               294,662
Toshifumi Suzuki             88,761,790             1,917,871
Clark J. Matthews, II        90,383,279               296,382
Yoshitami Arai               90,384,298               295,363
Masaaki Asakura              90,382,423               297,238
Timothy N. Ashida            90,387,014               292,647
Jay W. Chai                  90,092,855               586,806
Gary J. Fernandes            90,095,866               583,795
Masaaki Kamata               90,386,733               292,928
James W. Keyes               88,764,031             1,915,630
Kazuo Otsuka                 88,477,427             2,202,234
Lewis E. Platt               90,096,239               583,422
Nobutake Sato                90,285,954               293,707



     (b) The votes for, against, abstaining and broker non-votes in connection with the ratification of the appointment of PricewaterhouseCoopers LLP to be the independent accountants of the Company for 2002 were as follows:

90,150,075 shares were voted for; 521,530 shares were voted against; 8,056 shares abstained from voting; and no broker non-votes were received.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits:

1.  Exhibit (15) - Letter re Unaudited Interim
Financial Information.  Letter of
PricewaterhouseCoopers LLP.

2.  Exhibit 99(i)(1) - Certification by Chief
Executive Officer Required by Section 906 of the
Sarbanes-Oxley Act of 2002

3. Exhibit 99 (i)(2) - Certification by Chief
Financial Officer Required by Section 906 of the
Sarbanes-Oxley Act of 2002

      (b)   8-K Reports:

During the second quarter of 2002, the Company filed no reports on Form 8-K.

                        SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        7-ELEVEN, INC.
                                         (Registrant)




Date:  August 9, 2002               /s/  James W. Keyes
                                    ---------------------------

                                   (Officer)
                                   James W. Keyes
                                   President and Chief
                                      Executive Officer

Date:  August 9, 2002               /s/  Edward W. Moneypenny
                                    ---------------------------

                                   (Principal Financial Officer)
                                   Edward W. Moneypenny
                                   Senior Vice President and
                                      Chief Financial Officer