Form 10-Q
period 2002-09-30
7 ELEVEN INC
filed 2002-11-13
CIK 92344

FORM 10-Q


                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                           ----------------

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002

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

           APPLICABLE ONLY TO CORPORATE ISSUERS:

104,970,208 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of September 30, 2002.




                          7-ELEVEN, INC.
                               INDEX


                                                                     PAGE
                                                                      NO.
                                                                    ------

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

    Condensed Consolidated Balance Sheets -
      December 31, 2001 and September 30, 2002                           1

    Condensed Consolidated Statements of Earnings -
      Three Months and Nine Months Ended September 30, 2001 and 2002     2

    Condensed Consolidated Statements of Cash Flows -
      Nine Months Ended September 30, 2001 and 2002                      3

    Notes to Condensed Consolidated Financial Statements                 4

    Report of Independent Accountants                                   11


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                     12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      24

ITEM 4. CONTROLS AND PROCEDURES                                         24

Part II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                               25

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                25

SIGNATURES                                                              26

Certifications Under Section 302 of the Sarbanes-Oxley Act of 2002   27-28

Exhibit 10 - Service Agreement Between 7-Eleven, Inc., and
        McLane Company, Inc., Effective September 21, 2002           Tab 1

Exhibit 15 - Letter re Unaudited Interim Financial Information       Tab 2

Exhibit 99(i)(1) - Certification by Chief Executive Officer
        Required by Section 906 of the Sarbanes-Oxley Act of 2002    Tab 3

Exhibit 99(i)(2) - Certification by Chief Financial Officer
        Required by Section 906 of the Sarbanes-Oxley Act of 2002    Tab 4







                                  (i)

                                7-ELEVEN, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                          (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)



                                                               DECEMBER 31,     SEPTEMBER 30,
                                                                  2001              2002
                                                              -------------    -------------
                                                                                (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                  $    125,599     $    110,303
   Accounts receivable                                             223,434          233,443
   Inventories                                                     114,529          106,504
   Other current assets                                            168,685          170,584
                                                              -------------    -------------
       Total current assets                                        632,247          620,834
Property and equipment                                           2,013,348        2,131,590
Other assets                                                       257,234          259,011
                                                              -------------    -------------
       Total assets                                           $  2,902,829     $  3,011,435
                                                              =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                     $    225,723     $    250,282
   Accrued expenses and other liabilities                          415,269          432,593
   Commercial paper                                                 71,635           52,127
   Long-term debt due within one year                               79,073           59,595
                                                              -------------    -------------
       Total current liabilities                                   791,700          794,597
Deferred credits and other liabilities                             294,747          374,999
Long-term debt                                                   1,283,907        1,289,491
Convertible quarterly income debt securities                       380,000          380,000
Commitments and contingencies
Shareholders' equity:
   Preferred stock, $.01 par value                                     -                -
   Common stock, $.0001 par value                                       10               10
   Additional capital                                            1,166,624        1,168,121
   Unearned compensation                                               -             (1,290)
   Accumulated deficit                                          (1,002,884)        (978,609)
   Accumulated other comprehensive loss                            (11,275)         (15,884)
                                                              -------------    -------------
       Total shareholders' equity                                  152,475          172,348
                                                              -------------    -------------
       Total liabilities and shareholders' equity             $  2,902,829     $  3,011,435
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

                                           7-ELEVEN, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                    (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                (UNAUDITED)

                                                                THREE MONTHS                  NINE MONTHS
                                                              ENDED SEPTEMBER 30          ENDED SEPTEMBER 30
                                                        ----------------------------   ---------------------------
                                                             2001           2002           2001          2002
                                                        -------------  -------------   ------------  -------------
REVENUES
  Merchandise sales (including $165,116, $187,952,
     $467,018 and $520,359 in excise taxes)             $  1,895,450   $  1,998,203    $  5,226,438   $  5,482,570
  Gasoline sales (including $187,473, $204,395,
     $538,634 and $579,029 in excise taxes)                  714,012        768,529       2,138,941      2,071,004
                                                        -------------  -------------   ------------   ------------
       Net sales                                           2,609,462      2,766,732       7,365,379      7,553,574
  Other income                                                29,096         24,261          83,055         78,786
                                                        -------------  -------------   ------------   ------------
       Total revenues                                      2,638,558      2,790,993       7,448,434      7,632,360

COSTS AND EXPENSES
  Merchandise cost of goods sold                           1,244,913      1,295,659       3,440,369      3,564,491
  Gasoline cost of goods sold                                640,086        700,927       1,944,572      1,883,456
                                                        -------------  -------------   ------------   ------------
       Total cost of goods sold                            1,884,999      1,996,586       5,384,941      5,447,947
  Franchisee gross profit expense                            194,848        208,317         531,477        563,475
  Operating, selling, general and administrative
     expenses                                                475,015        520,183       1,354,689      1,467,630
  Interest expense, net                                       14,904         16,295          47,868         48,460
                                                        -------------  -------------   ------------   ------------
       Total costs and expenses                            2,569,766      2,741,381       7,318,975      7,527,512
                                                        -------------  -------------   ------------   ------------

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME
  TAX AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE              68,792         49,612         129,459        104,848

INCOME TAX EXPENSE                                            26,829         19,845          50,489         41,939
                                                        -------------  -------------   ------------   ------------
EARNINGS FROM CONTINUING OPERATIONS BEFORE
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                      41,963         29,767          78,970         62,909

LOSS ON DISCONTINUED OPERATIONS (net of tax
  benefit of $381, $211, $1,576 and $6,997)                     (596)          (316)         (2,465)       (10,495)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE (net of tax
  benefit of $6,295 and $18,759)                                  -               -          (9,847)       (28,139)
                                                        -------------  -------------   ------------   ------------
NET EARNINGS                                            $     41,367   $     29,451    $     66,658   $     24,275
                                                        =============  =============   ============   ============
NET EARNINGS PER COMMON SHARE
  BASIC
    Earnings from continuing operations before
      cumulative effect of accounting change            $        .40   $        .28    $        .75   $       .60
    Loss on discontinued operations                             (.01)            -             (.02)         (.10)
    Cumulative effect of accounting change                        -              -             (.09)         (.27)
                                                        -------------  -------------   ------------   ------------
    Net earnings                                        $        .39   $        .28    $        .64   $       .23
                                                        =============  =============   ============   ============
  DILUTED
    Earnings from continuing operations before,
      cumulative effect of accounting change            $        .35   $        .25    $        .69   $       .56
    Loss on discontinued operations                                -              -            (.02)         (.08)
    Cumulative effect of accounting change                         -              -            (.08)         (.22)
                                                        -------------  -------------   ------------   ------------
    Net earnings                                        $        .35   $        .25    $        .59   $       .26
                                                        =============  =============   ============   ============




                                   See notes to condensed consolidated financial statements.


<Page

                                        7-ELEVEN, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (DOLLARS IN THOUSANDS)

                                                    (UNAUDITED)
                                                                                      NINE MONTHS ENDED
                                                                                         SEPTEMBER 30
                                                                                ------------------------------
                                                                                     2001            2002
                                                                                -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                                $     66,658     $     24,275
    Adjustments to reconcile net earnings to net cash
        provided by operating activities:
        Cumulative effect of accounting change                                         9,847           28,139
        Depreciation and amortization of property and equipment                      183,251          207,005
        Other amortization                                                            15,087              266
        Deferred income tax expense                                                   22,342           33,700
        Noncash interest expense                                                         965              916
        Foreign currency net conversion (gain) loss                                   (4,928)          11,995
        Other noncash income                                                            (809)          (1,779)
        Net loss on property and equipment                                               463            9,322
        Increase in accounts receivable                                               (5,770)         (13,703)
        Decrease in inventories                                                        1,126            8,025
        (Increase) decrease in other assets                                          (34,704)          10,562
        Increase in trade accounts payable and other liabilities                      21,531           64,021
                                                                                -------------    -------------
                  Net cash provided by operating activities                          275,059          382,744
                                                                                -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for purchase of property and equipment                                 (231,738)        (303,490)
    Proceeds from sale of property and equipment                                       8,267            5,529
    Proceeds from sale of domestic securities                                          7,031            2,244
    Restricted cash                                                                   (9,232)         (36,006)
    Other                                                                               (340)            (167)
                                                                                -------------    -------------
                  Net cash used in investing activities                             (226,012)        (331,890)
                                                                                -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from commercial paper and revolving credit facilities                 3,392,470        4,168,192
    Payments under commercial paper and revolving credit facilities               (3,376,486)      (4,187,505)
    Principal payments under long-term debt agreements                               (61,387)         (27,693)
    Increase (decrease) in outstanding checks in excess of cash in bank                3,621          (18,256)
    Net proceeds from issuance of common stock                                           223               51
    Other                                                                               (589)            (939)
                                                                                -------------    -------------
                  Net cash used in financing activities                              (42,148)         (66,150)
                                                                                -------------    -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   6,899          (15,296)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       133,178          125,599
                                                                                -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    140,077     $    110,303
                                                                                =============    =============

RELATED DISCLOSURES FOR CASH FLOW REPORTING:
    Interest paid, excluding SFAS No.15 Interest                                $    (56,720)    $    (52,236)
                                                                                =============    =============
    Net income taxes (paid) refunded                                            $     (3,533)    $      2,043
                                                                                =============    =============
    Assets obtained by entering into capital leases                             $     14,584     $     23,685
                                                                                =============    =============
    1998 Yen loan principal and interest payments from restricted cash          $        -       $    (22,790)
                                                                                =============    =============






                                  See notes to condensed consolidated financial statements.


           7-ELEVEN, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                   STATEMENTS
          NINE MONTHS ENDED SEPTEMBER 30, 2002

                  (UNAUDITED)

1.   BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of September 30, 2002, and the condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 2001 and 2002, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2002, have been prepared by 7-Eleven, Inc. (the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position at September 30, 2002, and the results of operations and cash flows for all periods presented have been made. Certain prior-period amounts have been reclassified to conform to current-period presentation. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

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

     The condensed consolidated balance sheet as of December 31, 2001, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, include accounting policies and additional information pertinent to an understanding of both the December 31, 2001, balance sheet and the interim financial statements. The information has not changed except as a result of normal transactions in the nine months ended September 30, 2002, and as discussed in the following notes.

2.   GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets. The statement eliminates amortization of goodwill and intangible assets with indefinite lives and requires a transitional impairment test of these assets within six months of the date of adoption and an annual impairment test thereafter and in certain circumstances. The Company has completed both the transitional impairment test of goodwill and intangible assets with indefinite lives as of January 1, 2002, and the annual impairment test of these assets as of September 30, 2002, and there was no evidence of impairment in either test.



     Included in other assets in the accompanying Condensed
Consolidated Balance Sheets are the following amounts for intangible assets and goodwill (in thousands):

                                                           December 31,     September 30,
                                                              2001              2002
                                                          -------------     -------------
SEJ license royalty intangible                            $     89,420       $    89,420
Other license royalty intangibles                               15,836            15,836
Goodwill                                                        29,086            29,738
Other intangibles                                                3,989             4,071
                                                          -------------      ------------
                                                          $    138,331       $   139,065
                                                          =============      ============

     Other intangibles include $1.4 million and $1.1 million as of December 31, 2001 and September 30, 2002, respectively, in assets that will continue to be amortized over their remaining useful lives.

     The following is a reconciliation of both the net earnings and the basic and diluted net earnings per common share between the amounts reported by the Company and the adjusted amounts reflecting the new accounting requirements for the periods presented (in thousands, except per-share data):

                                                                                             Three Months          Nine Months
                                                            Ended September 30    Ended September 30
                                                            ------------------    ------------------
                                                              2001     2002        2001       2002
                                                            --------  --------    --------  --------
Net earnings as reported                                    $ 41,367  $ 29,451    $ 66,658  $ 24,275
Add back:
 Goodwill amortization, net of tax                               142        -          381        -
 Indefinite-lived intangibles amortization, net of tax         2,886        -        8,659        -
                                                            --------  --------    --------  --------
Net earnings as adjusted                                    $ 44,395  $ 29,451    $ 75,698  $ 24,275
                                                            ========  ========    ========  ========

Basic earnings per common share as reported                 $    .39  $    .28    $    .64  $    .23
Add back:
 Goodwill amortization, net of tax                                -         -           -         -
 Indefinite-lived intangibles amortization, net of tax           .03        -          .08        -
                                                            --------  --------    --------   --------
Basic earnings per common share as adjusted                 $    .42  $    .28    $    .72  $    .23
                                                            ========  ========    ========  =========

Diluted earnings per common share as reported               $    .35  $    .25    $    .59  $    .26
Add back:
 Goodwill amortization, net of tax                                -         -           -         -
 Indefinite-lived intangibles amortization, net of tax           .02        -          .07        -
                                                            --------  --------    --------  ---------
Diluted earnings per common share as adjusted               $    .37  $    .25    $    .66  $    .26
                                                            ========  ========    ========  =========

3.   ASSET RETIREMENT OBLIGATIONS

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

     Upon adoption of SFAS No. 143, the Company recorded a discounted liability of $53.6 million, increased net property and equipment by $6.7 million and recognized a one-time cumulative effect charge of $28.1 million (net of deferred tax benefit of $18.8 million). The Company amortizes the amount added to property and equipment and recognizes accretion expense in connection with the discounted liability over the remaining lives of the respective underground storage tanks. Pro forma effects on earnings from continuing operations before cumulative effect of accounting change for the three and nine months ended September 30, 2001, assuming the adoption of SFAS No. 143 as of January 1, 2001, were not material to net earnings or earnings per share.

     A reconciliation of the Company's liability for the nine months ended September 30, 2002, is as follows (in thousands):

     Upon adoption at January 1, 2002      $  53,648
     Liabilities incurred                        165
     Liabilities settled                      (1,800)
     Accretion expense                         2,017
     Revisions to estimate                        -
                                           ---------
                                           $  54,030
                                           =========

As of September 30, 2002, $1.9 million of the $54.0 million liability is included in accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets. The remaining $52.1 million is included in deferred credits and other liabilities in the accompanying Condensed Consolidated Balance Sheets.

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

     Effective January 1, 2002, the results of operations of certain owned and leased stores are presented as discontinued operations in accordance with the provisions of SFAS No. 144. The results of operations of owned stores are included in discontinued operations for all periods presented when management commits to a plan to close the related store. The results of operations of a leased store are included in discontinued operations for all periods presented when the related store ceases operations. The results of operations include related write-downs of stores to estimated net realizable value and accruals for future estimated rent and other expenses in excess of estimated sublease rental income.

     In the first quarter of 2002, management committed to a plan to close up to 128 underperforming stores in 2002. The stores being closed include those stores for which the Company recorded an asset impairment charge of $5.3 million in the fourth quarter of 2001. In connection with the planned store closings, the Company recorded a pretax charge of $11.8 million in the first quarter of 2002 for write-downs of stores to net realizable value and for anticipated future rent and other expenses in excess of related estimated sublease income. Substantially all of the $11.8 million is included in discontinued operations in the accompanying Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2002. The Company has closed 125 stores as of September 30, 2002.

     In addition to the store closings, the Company initiated cost reduction efforts to streamline administrative functions and consolidate divisions, resulting in the elimination of approximately 125 positions. The results of operations for the nine months ended September 30, 2002, include a $6.9 million charge to operating, selling, general and administrative expense for severance costs and other expenses, all of which was recorded in the first quarter of 2002. As of September 30, 2002, $1.4 million was included in accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheets relating to unpaid severance costs.

     The stores presented as discontinued operations had total revenues and pretax operating losses as follows for the periods presented (in thousands):

                                                    Three Months           Nine Months
                                                  Ended September 30   Ended September 30
                                                 -------------------   -------------------
                                                   2001       2002       2001       2002
                                                 --------   --------   ---------  --------
Total revenue                                    $ 40,570    $ 1,779   $ 116,118  $ 29,649
Pretax operating loss                                (977)      (527)     (4,041)  (17,492)


     As of December 31, 2001 and September 30, 2002, assets held for sale were $15.0 million and $10.3 million, respectively, and are included in other current assets in the accompanying Condensed Consolidated Balance Sheets. The properties are being actively marketed.



5.   COMPREHENSIVE EARNINGS

     The components of comprehensive earnings of the Company for the periods presented are as follows (in thousands):

                                                    Three Months          Nine Months
                                                  Ended September 30   Ended September 30
                                                  ------------------   ------------------
                                                     2001     2002       2001     2002
                                                  --------  --------   --------  --------
Net earnings                                      $ 41,367  $ 29,451   $ 66,658  $ 24,275
Other comprehensive loss:
  Unrealized gains (losses) on equity
    securities (net of $498, ($240), $1,269
    and ($463) deferred taxes)                         781      (361)     1,986      (891)
  Reclassification adjustments for gains
    included in net earnings (net of $975,
    $302, $2,749 and $893 deferred taxes)           (1,526)     (452)    (4,300)   (1,358)
  Unrealized loss related to interest rate
    swap (net of ($3,200), ($840), ($5,790)
    and ($1,082) deferred taxes)                    (5,048)   (1,279)    (7,511)   (1,024)
  Foreign currency translation adjustments          (4,081)   (4,662)    (4,683)   (1,336)
                                                   --------  --------   --------  --------
    Other comprehensive loss                        (9,874)   (6,754)   (14,508)   (4,609)
                                                   --------  --------   --------  --------
Total comprehensive earnings                      $ 31,493  $ 22,697   $ 52,150  $ 19,666
                                                  =========  ========  ========  ========

6.   OTHER INCOME

     The area license royalties that the Company receives from area license agreements are classified as other income in the accompanying Condensed Consolidated Statements of Earnings. In August 2002, the royalty rate from Seven-Eleven Japan Co., Ltd. ("SEJ") was reduced in accordance with the terms of the license agreement. Primarily due to the royalty rate reduction, the SEJ royalty payments for the three and nine months ended September 30, 2002, decreased $6.0 million and $7.2 million, respectively, as compared to the same periods in 2001.

7.   DISTRIBUTION SERVICES

     On July 10, 2002, the Company signed a new 40-month service agreement with McLane Company, Inc. ("McLane") under which McLane will provide distribution services to 7-Eleven stores and designated combined distribution centers in the United States. The new agreement became effective in September 2002.



8.   EARNINGS PER SHARE

     Computations for basic and diluted earnings per share are presented below (in thousands, except per-share data):

                                                             Three Months            Nine Months
                                                          Ended September 30      Ended September 30
                                                         ---------------------   --------------------
                                                           2001        2002        2001       2002
                                                         ----------  ---------   ---------  ---------
BASIC
Earnings from continuing operations before
  cumulative effect of accounting change                 $  41,963   $  29,767   $  78,970  $  62,909
Loss on discontinued operations                               (596)      (316)      (2,465)   (10,495)
Cumulative effect of accounting change                          -           -       (9,847)   (28,139)
                                                         ----------  ----------  ---------- ----------
Net earnings                                             $  41,367   $  29,451   $  66,658  $  24,275
                                                         ==========  ==========  ========== ==========

Weighted-average common shares outstanding                 104,804     104,830     104,797    104,824
                                                         ==========  ==========  ========== ==========

Earnings per common share from continuing operations
  before cumulative effect of accounting change          $     .40   $     .28   $     .75  $     .60
Loss per common share on discontinued operations              (.01)         -         (.02)      (.10)
Loss per common share on cumulative effect of
  accounting change                                             -           -         (.09)      (.27)
                                                         ----------  ----------  ---------- ----------
Net earnings per common share                            $     .39   $     .28   $     .64  $     .23
                                                         ==========  ==========  ========== ==========
DILUTED
Earnings from continuing operations before
  cumulative effect of accounting change                 $  41,963   $  29,767   $  78,970  $  62,909
Add interest on convertible quarterly income debt
  securities, net of tax                                     2,652       2,608       7,954      7,823
                                                         ----------  ----------  ---------- ----------
Earnings from continuing operations before cumulative
  effect of accounting change plus assumed conversions   $  44,615   $  32,375   $  86,924  $  70,732
Loss on discontinued operations                               (596)       (316)     (2,465)   (10,495)
Cumulative effect of accounting change                          -           -       (9,847)   (28,139)
                                                         ----------  ----------  ---------- ----------
Net earnings plus assumed conversions                    $  44,019   $  32,059   $  74,612  $  32,098
                                                         ==========  ==========  ========== ==========

Weighted-average common shares outstanding (Basic)         104,804     104,830     104,797    104,824
Add effects of assumed conversions:
  Stock options and restricted stock                           321         140         193        108
  Convertible quarterly income debt securities              20,924      20,924      20,924     20,924
                                                         ----------  ----------  ---------- ----------
Weighted-average common shares outstanding plus
  shares from assumed conversions (Diluted)                126,049     125,894     125,914    125,856
                                                         ==========  ==========  ========== ==========
Earnings per common share from continuing operations
  before cumulative effect of accounting change          $     .35   $     .25   $     .69  $     .56
Loss per common share on discontinued operations                -           -         (.02)      (.08)
Loss per common share on cumulative effect of
  accounting change                                             -           -         (.08)      (.22)
                                                         ----------  ----------  ---------- ----------
Net earnings per common share                            $     .35   $     .25   $     .59  $     .26
                                                         ==========  ==========  ========== ==========





9.   RELATED PARTY TRANSACTION

     In May 2002, a financial-services subsidiary of Seven-Eleven Japan Co., Ltd. made a personal loan of 227.5 million Japanese yen (approximately $1.75 million) to one of the Company's non-management directors. The loan is secured by certain shares of stock owned by the director, bears interest at 2.6% and is due in May 2003. Interest expense incurred on the loan as of September 30, 2002, approximates $17,000.

10.   RECENTLY ISSUED ACCOUNTING STANDARDS

     Effective January 1, 2002, the Company adopted the provisions of SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The statement, which was issued in May 2002, rescinds FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, FASB No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." As a result, gains and losses from extinguishment of debt will no longer be aggregated and classified as an extraordinary item, net of related income tax effect, on the statement of earnings. Instead, such gains and losses will be classified as extraordinary items only if they meet the criteria of unusual or infrequently occurring items. SFAS No. 145 also requires that gains and losses from debt extinguishments, which were classified as extraordinary items in prior periods, be reclassified to continuing operations if they do not meet the criteria for extraordinary items.

     SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in July 2002. The statement requires that costs associated with exit or disposal activities must be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs include lease termination costs and certain employee severance costs associated with a restructuring, discontinued operation or other exit or disposal activity.
For the Company, these costs generally arise from store closings. The Company is currently reviewing SFAS No. 146, which is effective for exit or disposal activities initiated after December 31, 2002.




               REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
    Shareholders of 7-Eleven, Inc.:

     We have reviewed the accompanying condensed consolidated balance sheet of 7-Eleven, Inc. and Subsidiaries as of September 30, 2002, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 2001 and 2002, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2002. These financial statements are the responsibility of the Company's management.

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

Dallas, Texas
October 24, 2002



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

2002 BUSINESS ISSUES

STORE CLOSINGS AND COST REDUCTIONS

     During the first quarter of 2002, we committed to a plan to close up to 128 underperforming stores. The stores being closed include those stores for which we recorded an asset impairment charge of $5.3 million in the fourth quarter of 2001. In connection with the planned store closings, we recorded a pretax charge of $11.8 million in the first quarter of 2002 for write-downs of stores to net realizable value and for anticipated future rent and other expenses in excess of related estimated sublease income. Substantially all of the $11.8 million is included in discontinued operations in the Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2002. We had closed 125 stores as of September 30, 2002. We anticipate the remainder of the stores identified for closing under our plan will be closed by year-end 2002.

In addition, during the first quarter of 2002, we implemented cost reduction efforts to continue to streamline administrative functions and also consolidated two divisions, resulting in the elimination of approximately 125 positions. Our results of operations for the nine months ended September 30, 2002, include a $6.9 million pretax charge to OSG&A expense for severance costs and other expenses, all of which was recorded in the first quarter of 2002.

     We expect to realize an annual pretax operating earnings benefit of approximately $17 million due to our store closings and cost reduction efforts. We will not realize the full amount of these savings until 2003. We have initiated and intend to continue other cost reductions to improve operating earnings such as standardizing procurement procedures. In addition, we signed a new primary wholesale agreement with McLane Company, Inc.



("McLane"), a wholly-owned subsidiary of Wal-Mart Stores, Inc., with more favorable terms than our previous agreement. The terms of the new agreement went into effect in September 2002. See "Liquidity and Capital Resource - Contractual Obligations and Commercial
Commitments."

ROYALTY PAYMENT REDUCTION

We have a licensing agreement with Seven-Eleven Japan under which Seven-Eleven Japan pays us a royalty fee based on a percentage of its total revenues. Under the terms of a 1988 amendment to that agreement, Seven-Eleven Japan reduced its royalty payments to us by approximately 70% in August 2002. Primarily due to this reduction, our Seven-Eleven Japan royalty receipts decreased by $6.0 million and $7.2 million for the three and nine months ended September 30, 2002 compared to the same periods in 2001. At current exchange rates, the reduction will decrease our Seven-Eleven Japan royalty receipts by approximately $11 million in fourth quarter of 2002 compared to the fourth quarter of 2001. We expect that our Seven-Eleven Japan royalty receipts will decrease in 2003 by approximately $24 million compared to 2002. We do not anticipate any further reductions in the amount of the license fee percentage.

NEW ACCOUNTING STANDARDS

     We adopted four new accounting standards effective January 1, 2002, which had an impact on our reported results of operations. We adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Adopting SFAS No. 142 means we no longer amortize goodwill and certain intangible assets. This resulted in a reduction in amortization expense for the three and nine month periods ended September 30, 2002, of $4.9 million and $14.8 million, respectively.

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

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of. This statement also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The provisions did not have a material impact on our net earnings; however, adoption of the standard resulted in our presenting discontinued operations in the Condensed Consolidated Statement of Earnings. See "Critical Accounting Policies and Estimates - Store Closings and Asset Impairment," "Comparison of Three Months Ended September 30, 2002 to Three Months Ended September 30, 2001 - Discontinued Operations" and "Comparison of Nine Months Ended September 30, 2002 to Nine Months Ended September 30, 2001 - Discontinued Operations."

We have adopted the provisions of SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective January 1, 2002. The statement, which was issued in May 2002, rescinds FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, FASB No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." As a result, gains and losses from extinguishment of debt will no longer be aggregated and classified as an extraordinary item, net of related income tax effect, on the statement of earnings. Instead, such gains and losses will be classified as extraordinary items only if they meet the criteria of unusual or infrequently occurring items. SFAS No. 145 also requires that gains and losses from debt extinguishments, which were classified as extraordinary items in prior periods, be reclassified to continuing operations if they do not meet the criteria for extraordinary items.



SFAS No. 146, "Accounting for Costs Associated with Exit or
Disposal Activities," was issued in July 2002. The statement requires that costs associated with exit or disposal activities must be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs include lease termination costs and certain employee severance costs associated with a restructuring, discontinued operations or other exit or disposal activity. For us, these costs generally arise from store closings. We are currently reviewing SFAS No. 146, which is effective for exit or disposal activities initiated after December 31, 2002.

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

     Effective January 1, 2002, we present the results of operations of certain owned and leased stores as discontinued operations in accordance with the provisions of SFAS No. 144 (see "2002 Business Issues - New Accounting Standards"). The results of operations of owned stores are included in discontinued operations for all periods presented when management commits to a plan to close the related store. The results of operations of leased stores are included in discontinued operations for all periods presented when the related store ceases operations. The results of operations include related write-downs of stores to estimated net realizable value and accruals for future estimated rent and other expenses in excess of estimated sublease rental income.

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

     Our liability estimate is based on our historical experience in removing these tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and federal and state regulatory requirements. The liability is discounted using a credit-adjusted risk-free rate of approximately 8%. Revisions to the liability could occur due to changes in tank removal costs or tank useful lives, or if federal or state regulators enact new requirements on the removal of such tanks.



COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002
TO THREE MONTHS ENDED SEPTEMBER 30, 2001

NET SALES


                                                     Three Months Ended September 30
                                                   -------------------------------
                                                        2001               2002
                                                    ------------        ------------
Net Sales (in millions):
   Merchandise sales                                 $  1,895.5          $  1,998.2
   Gasoline sales                                         714.0               768.5
                                                     ----------          -----------
Total net sales                                      $  2,609.5          $  2,766.7
U.S. same-store merchandise sales growth                    6.2%                3.2%
Gasoline gallons sold (in millions)                       488.1               534.4
Gasoline gallon sales change per store month                6.3%                4.3%
Average retail price of gasoline per gallon          $      1.46         $      1.44


     Merchandise sales for the three months ended September 30, 2002, increased $102.7 million, or 5.4%, over the same period in 2001. U.S. same-store merchandise sales increased 3.2% for the three months ended September 30, 2002, on top of 6.2% for the three months ended September 30, 2001. Contributors to the merchandise sales increase in 2002 include improvements in the categories of fresh food, Slurpee, candy, beer, cigarettes and non-carbonated beverages. Increases in the retail price of cigarettes due to wholesale cost increases accounted for approximately 0.5% of the increase in 2002 and less than 0.5% of the increase in 2001.

     Gasoline sales for the three months ended September 30, 2002, increased $54.5 million, or 7.6%, compared to the same period in 2001. We attribute this increase to a 9.5% increase in gallons sold, to
534.4 million gallons. Partially offsetting the increase in gallons sold was a two cents per gallon decrease in the retail price of gasoline. On a per-store month basis, growth in gallons increased 4.3%, which is primarily due to the addition of new higher-volume gasoline stores, which typically have more gasoline pumps than existing stores.

GROSS PROFIT


                                                     Three Months Ended September 30
                                                   -------------------------------
                                                        2001               2002
                                                    ------------        ------------
Gross Profit (in millions):
   Merchandise gross profit                         $   650.5            $   702.5
   Gasoline gross profit                                 73.9                 67.6
                                                    ------------         -----------
Total gross profit                                  $   724.4            $   770.1
Merchandise gross profit margin                          34.32%               35.16%
Merchandise gross profit growth per store month           4.7%                 5.8%
Gasoline gross profit margin cents per gallon            15.1                 12.7
Gasoline gross profit change per store month             15.7%               (12.9)%


     Merchandise gross profit for the three months ended September 30, 2002, increased $52.0 million, or 8.0%, over the same period in 2001. This is a result of higher sales and an increase in our gross profit margin to 35.16% for the third quarter of 2002 from 34.32% for the same period in 2001. Our increases in overall gross profit margin and gross profit per store are attributable to a variety of factors. We continue to focus on improved cost of goods management through initiatives like daily cost reporting, enhanced competitive bidding practices and improving results at the store level to lower write-offs and shortages. Product mix also contributed to the improvement, as we sold more higher-margin products. We anticipate that our merchandise gross profit margin will improve in 2002 over the gross profit margins we achieved during 2001 by monitoring our retail pricing and continuing our efforts to reduce the cost of goods sold.

Gasoline gross profit for the three months ended September 30, 2002, decreased $6.3 million, or 8.6%, to $67.6 million. Expressed as cents per gallon, our gasoline margin was 12.7 cents in the third quarter of 2002 compared to 15.1 cents in the third quarter of 2001. Rising wholesale costs during the third quarter, due mainly to continued uncertainty in the Middle East, contributed to unfavorable gasoline gross profit results for the quarter. The increasing costs resulted in a $3.8 million charge to cost of goods in connection with our LIFO accounting for gasoline inventory. Based on current market conditions, we expect to maintain our gasoline margins (expressed as cents per gallon) during the remainder of the year in the range of 12 to 13 cents per gallon.

OTHER INCOME

     Other income for the three months ended September 30, 2002, was $24.3 million, a decrease of $4.8 million, or 16.6%, from $29.1 million for the same period in 2001. Our royalty income from our area licensees was $17.8 million for the three months ended September 30, 2002, compared to $22.8 million for the same period in 2001. This decrease is primarily due to a $6.0 million decrease in the Seven-Eleven Japan royalty as a result of the royalty rate reduction (See "2002 Business Issues - Royalty Payment Reduction"), partially offset by increased sales at stores operated by our licensees.

     FRANCHISEE GROSS PROFIT EXPENSE

     Franchisee gross profit expense for the three months ended
September 30, 2002, was $208.3 million, an increase of $13.5 million, or 6.9%, from $194.8 million for the same period in 2001. The increase is due to higher per-store gross profits at franchised stores and an increase in the number of stores operated by franchisees.

     OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSE (OSG&A)

     The primary components of OSG&A are store labor, occupancy (including depreciation) and corporate expenses. OSG&A for the three months ended September 30, 2002, was $520.2 million, an increase of $45.2 million, or 9.5%, from $475.0 million for the same period in 2001. Excluding a $5.4 million impact from the change in currency conversion from 2001 to 2002, which primarily relates to our yen-denominated loans and the elimination of $4.9 million of amortization expense in 2002 due to the adoption of SFAS No. 142 (see "2002 Business Issues - New Accounting Standards"), OSG&A increased $55.5 million or 11.9% to $521.0 million. The primary drivers of the increase were higher employee-related costs, rising occupancy expenses from store openings, as well as the impact from incremental spending on technology initiatives.

     The ratio of OSG&A to net sales increased to 18.8% for the third quarter of 2002 from 18.2% for the third quarter of 2001. Adjusting for the two-cent decline in the retail price of gasoline, the currency conversion loss, and the elimination of amortization, the ratio of OSG&A to net sales for the third quarter of 2002 was 18.8% compared to 17.8% for the third quarter of 2001.



INTEREST EXPENSE, NET

     Net interest expense for the three months ended September 30, 2002, was $16.3 million, an increase of $1.4 million, or 9.3%, from $14.9 million for the same period in 2001. The increase is primarily due to an increase in our total debt and a decline in interest income due to lower interest rates, partially offset by lower interest rates during the quarter on our variable rate debt.

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

INCOME TAX EXPENSE

     Income tax expense for the three months ended September 30, 2002, was $19.8 million compared to income tax expense of $26.8 million for the same period in 2001. Our effective tax rate was 40.0% for the third quarter of 2002 compared to 39.0% for the third quarter of 2001.

     EARNINGS FROM CONTINUING OPERATIONS

For the three months ended September 30, 2002, our earnings from continuing operations were $29.8 million ($0.25 per diluted share), compared to $42.0 million ($0.35 per diluted share) for the same period in 2001.

DISCONTINUED OPERATIONS

Discontinued operations for the three months ended September
30, 2002, resulted in a loss of $316,000 (net of $211,000 tax benefit) compared to a loss of $596,000 (net of $381,000 tax benefit) for the same period in 2001. The stores included in discontinued operations for the three months ended September 30, 2002 and 2001, had total revenues of $1.8 million and $40.6 million, respectively, and pretax operating losses of $527,000 and $1.0 million, respectively. See "2002 Business Issues - Store Closings and Cost Reductions."

     NET EARNINGS

Net earnings for the three months ended September 30, 2002, were $29.5 million ($0.25 per diluted share), compared to $41.4 million ($0.35 per diluted share) for the same period in 2001.

     SEASONALITY

     Weather conditions can have a significant impact on our sales, as our customers tend to buy more and to purchase higher profit margin products when weather conditions are favorable. Consequently, our results are seasonal, and we typically earn more during the warmer second and third quarters.



COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2002
TO NINE MONTHS ENDED SEPTEMBER 30, 2001

NET SALES


                                                     Nine Months Ended September 30
                                                   -------------------------------
                                                        2001               2002
                                                    ------------        ------------
Net Sales (in millions):
   Merchandise sales                                 $  5,226.4          $  5,482.6
   Gasoline sales                                       2,139.0             2,071.0
                                                     ----------          -----------
Total net sales                                      $  7,365.4          $  7,553.6
U.S. same-store merchandise sales growth                    4.9%                3.1%
Gasoline gallons sold (in millions)                     1,397.1             1,515.7
Gasoline gallon sales change per store month                4.1%                3.4%
Average retail price of gasoline per gallon          $      1.53         $      1.37


     Merchandise sales for the nine months ended September 30, 2002, increased $256.1 million, or 4.9%, over the same period in 2001. U.S. same-store merchandise sales increased 3.1% for the nine months ended September 30, 2002, on top of 4.9% for the nine months ended September 30, 2001. Key contributors to the merchandise sales increases in 2002 included the categories of cigarettes, beer, prepaid cards, non-carbonated beverages, grill items and candy. Increases in the retail price of cigarettes due to wholesale cost increases accounted for approximately 1% of the increase in 2002 and less than 1% of such growth in 2001.

     Gasoline sales for the nine months ended September 30, 2002, decreased $67.9 million or 3.2% compared to the same period in 2001. We attribute this decrease to a decline of 16 cents per gallon in the average retail price of gasoline in the nine months ended September 30, 2002, compared to the same period in 2001. Gasoline sold was 1,515.7 million gallons, an increase of 8.5%. On a per-store month basis, growth in gallons increased 3.4% primarily due to the addition of new higher-volume gasoline stores, which typically have more gasoline pumps than existing stores.

GROSS PROFIT


                                                     Nine Months Ended September 30
                                                   -------------------------------
                                                        2001               2002
                                                    ------------        ------------
Gross Profit (in millions):
   Merchandise gross profit                         $  1,786.1           $  1,918.1
   Gasoline gross profit                                 194.4                187.5
                                                    ------------         -----------
Total gross profit                                  $  1,980.5           $  2,105.6
Merchandise gross profit margin                          34.17%               34.99%
Merchandise gross profit growth per store month           3.0%                 5.4%
Gasoline gross profit margin cents per gallon            13.9                 12.4
Gasoline gross profit change per store month              5.6%                (8.0)%


     Merchandise gross profit for the nine months ended September 30, 2002, increased $132.0 million, or 7.4%, over the same period in 2001. This was a result of higher sales and an increase in our gross profit margin to 34.99% for the nine months ended September 30, 2002, from 34.17% for the same period in 2001. Our increases in overall gross profit margin and gross profit per store are attributable to a variety of factors. We continue to focus on improved cost of goods management through initiatives like daily cost reporting, enhanced competitive bidding practices and improving results at the store level through lower write-offs and shortages. Product mix also contributed to the improvement, as we sold more higher-margin products.



Gasoline gross profit for the nine months ended September 30, 2002, decreased $6.9 million, or 3.5%, to $187.5 million. Expressed as cents per gallon, our gasoline margin was 12.4 cents for the nine months ended September 30, 2002, compared to 13.9 cents for the same period of 2001. The decrease is due to retail prices falling faster than wholesale costs resulting in lower retail margins early in the first quarter of 2002 combined with the uncertainty in the Middle East during the third quarter of 2002. Increasing costs resulted in a $5.6 million charge to cost of goods in connection with our LIFO accounting for gasoline inventory for the nine months ended September 30, 2002.

OTHER INCOME

     Other income for the nine months ended September 30, 2002, was $78.8 million, a decrease of $4.3 million, or 5.1%, from $83.1 million for the same period in 2001. Our royalty income from our area licensees was $59.5 million for the nine months ended September 30, 2002, compared to $63.5 million for the same period in 2001. This decrease is primarily due to a $7.2 million decrease in the Seven-Eleven Japan royalty as a result of the royalty rate reduction (See "2002 Business Issues - Royalty Payment Reduction"), partially offset by increased sales at stores operated by our licensees.

FRANCHISEE GROSS PROFIT EXPENSE

     Franchisee gross profit expense for the nine months ended
September 30, 2002, was $563.5 million, an increase of $32.0 million, or 6.0%, from $531.5 million for the same period in 2001. The increase is due to higher per-store gross profits at franchised stores and an increase in the number of stores operated by franchisees.

     OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSE (OSG&A)

     The primary components of OSG&A are store labor, occupancy (including depreciation) and corporate expenses. OSG&A for the nine months ended September 30, 2002, was $1,467.6 million, an increase of $112.9 million, or 8.3%, from $1,354.7 million for the same period in 2001. Excluding the one-time charges of severance and other expenses of $6.9 million (see "2002 Business Issues - Store Closings and Cost Reductions"), a $16.7 million unfavorable impact from the change in currency conversion from 2001 to 2002, which primarily relates to our yen-denominated loans, and the elimination of $14.8 million of amortization expense in 2002 due to the adoption of SFAS No. 142 (see "2002 Business Issues - New Accounting Standards"), OSG&A increased $104.0 million or 7.7% to $1,448.5 million. The primary drivers of the increase were higher employee-related costs, rising occupancy expenses from store openings, as well as the impact from incremental spending on technology initiatives.

     The ratio of OSG&A to net sales increased to 19.4% for the nine months ended September 30, 2002, from 18.4% for the same period in 2001. Adjusting for the 16-cent decline in the retail price of gasoline, the one-time charges, the currency conversion, and the elimination of amortization, the ratio of OSG&A to net sales for the nine months ended September 30, 2002, was 19.2% compared to 18.3% for the nine months ended September 30, 2001.


     INTEREST EXPENSE, NET

     Net interest expense for the nine months ended September 30, 2002, was $48.5 million, an increase of $592,000, or 1.2%, from $47.9 million for the same period in 2001. The increase is primarily due to increased debt levels and decreased interest income, which were partially offset by lower interest rates during 2002 on our variable rate debt.

INCOME TAX EXPENSE

Income tax expense for the nine months ended September 30, 2002, was $41.9 million compared to income tax expense of $50.5 million for the same period in 2001. Our effective tax rate was 40.0% for the nine months ended September 30, 2002, compared to 39.0% for the same period in 2001.

     EARNINGS FROM CONTINUING OPERATIONS

For the nine months ended September 30, 2002, earnings from continuing operations before cumulative effect of accounting change were $62.9 million ($0.56 per diluted share), compared to $79.0 million ($0.69 per diluted share) for the same period in 2001.

DISCONTINUED OPERATIONS

Discontinued operations for the nine months ended September
30, 2002, resulted in a loss of $10.5 million (net of $7.0 million tax benefit) compared to a loss of $2.5 million (net of $1.6 million tax benefit) for the same period in 2001. Included in the discontinued operations loss for the nine months ended September 30, 2002, is a charge of $6.9 million (net of $4.6 million tax benefit) for write-downs of stores to net realizable value and anticipated future rent and other expenses in excess of related estimated sublease income. See "2002 Business Issues - Store Closings and Cost Reductions."

The stores included in discontinued operations for the nine months ended September 30, 2002 and 2001, had total revenues of $29.6 million and $116.1 million, respectively, and pretax operating losses of $17.5 million and $4.0 million, respectively.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     On January 1, 2002, we adopted SFAS No. 143, "Accounting for
Asset Retirement Obligations," which resulted in a one-time charge of $28.1 million, net of deferred tax benefit, related to the cumulative effect of the accounting change for costs associated with the future removal of underground gasoline storage tanks.

On January 1, 2001, we adopted SFAS No. 133, "Accounting for
Derivative Instruments and Hedging Activities," which resulted in a one-time charge of $9.8 million, net of deferred tax benefit, related to the cumulative effect of the accounting change on our yen-denominated debt.

     NET EARNINGS

Net earnings for the nine months ended September 30, 2002, were $24.3 million ($0.26 per diluted share), compared to net earnings of $66.7 million ($0.59 per diluted share) for the same period in 2001.



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

     We expect capital expenditures for 2002, excluding lease commitments, to be $425 million to $450 million. This is a decrease from our initial estimate of $450 million to $500 million. The decrease is primarily due to a reassessment of the timing of our capital spending program in 2002.

     Our capital expenditures were $303.5 million for the nine months ended September 30, 2002, compared to $231.7 million for the same period in 2001. Our new capital lease commitments during the nine months ended September 30, 2002, were $23.7 million compared to $14.6 million for the same period in 2001. These increases are due to our growth initiatives, which were disclosed in our Report on Form 10-K for the year ended December 31, 2001. For the nine months ended September 30, 2002, our capital expenditures were primarily related to developing new stores and replacing store equipment. We opened 78 stores in the nine months ended September 30, 2002.

     We are obligated to a group of banks under a $200 million unsecured revolving credit agreement ("Credit Agreement"). Effective March 31, 2002, we executed an amendment to the Credit Agreement, which modified our financial covenants to allow capital spending on our growth initiatives. There was no funded debt outstanding under the revolving credit agreement at September 30, 2002.

The amendment modified the applicable margin rate; the facility fee and utilization fee remained unchanged. The applicable margin rate was 0.725% as of September 30, 2002. The amendment includes modifications to existing financial and operating covenants that require, among other things, the maintenance of certain financial ratios. In addition, the amendment adds a new financial covenant of senior indebtedness to earnings before interest, income taxes, depreciation, amortization and the interest component of rent expense on certain lease facilities.

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



In the third quarter of 2002, we announced and began implementation of plans to expand Vcom to 1,000 stores following the conclusion of our Vcom pilot in Texas and Florida. Our estimated capital investment for the additional kiosks will be approximately $55 million and will be funded by a capital lease program. In addition, we estimate that we will need approximately $110 million to fund the amount of cash in the kiosks necessary for check cashing and ATM transactions, which will initially be funded through our commercial paper program.

We estimate cumulative pretax losses of up to $20 million during the 2002 and 2003 roll out period. Our assumptions are based on proceeding with the 3,500 unit rollout and third party funding for the Vcom equipment and cash balance requirements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     DISTRIBUTION SERVICES.      On July 10, 2002, we signed a 40-
month service agreement with McLane, under which McLane will be our primary distributor of traditional grocery products to our U.S. stores and designated combined distribution centers in the United States. The new agreement became effective in September 2002. We believe the terms of the distribution services agreement are more favorable than those set forth in our previous agreement with McLane.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities for the nine months ended September 30, 2002, was $382.7 million compared to $275.1 million for the nine months ended September 30, 2001. We attribute this increase to changes in balance sheet items, primarily due to the timing of working capital items such as the funding for money orders, receipt of vendor promotional allowances and the payment of merchandise and gasoline payables and other liabilities.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities for the nine months ended September 30, 2002, was $331.9 million, an increase of $105.9 million, or 46.9%, from $226.0 million for the nine months ended September 30, 2001. The primary driver of the increase was a $71.8 million increase in capital expenditures to $303.5 million for the nine months ended September 30, 2002, from $231.7 million for the same period in 2001, primarily as a result of our strategic growth initiatives. In addition, restricted cash in connection with our yen loans increased $26.8 million during the nine months ended September 30, 2002, compared to the same period in 2001.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in financing activities was $66.2 million for the nine months ended September 30, 2002, compared to net cash provided by financing activities of $42.1 million for the nine months ended September 30, 2001. Net payments under commercial paper and revolving credit facilities for the nine months ended September 30, 2002, totaled $19.3 million compared to net proceeds of $16.0 million for the same period in 2001. Long-term debt repayments of $27.7 million for the nine months ended September 30, 2002, consist of payments of scheduled debt maturities compared to $61.4 million for the same period in 2001. The decrease in scheduled debt payments is due to our repayment of the 1988 yen loan in August 2001.



OTHER ISSUES

EXPANSION IN CHINA

There are currently approximately 450 7-Eleven stores in Hong
Kong and approximately 100 7-Eleven stores in the south China province of Guandong operated by subsidiaries of Dairy Farm
International Ltd. pursuant to a licensing arrangement. During the third quarter of 2001, we announced plans to explore additional licensing arrangements to expand the development and operation of 7-Eleven stores in additional provinces of China.

We have evaluated the possibility of entering into a licensing arrangement for at least one additional market area in China with a joint venture formed by Seven-Eleven Japan, President Chain Store Corporation and the two Chinese participants referenced below. President Chain Store Corporation is our current licensee in Taiwan, where it operates approximately 3,150 7-Eleven stores, and Seven-Eleven Japan is our current licensee in Japan, where it operates approximately 9,300 7-Eleven stores. We have focused on the possibility of negotiating a licensing arrangement with Seven-Eleven Japan and President Chain Store Corporation because of their financial strength, business experience in China and proven ability to develop and operate 7-Eleven stores.

Because we anticipate entering into a licensing arrangement with Seven-Eleven Japan, which together with Ito-Yokado owns 72.5% of our common stock, our Board of Directors has appointed a Special Committee comprised of three directors, none of whom is affiliated with Seven-Eleven Japan, Ito-Yokado or any of the proposed joint venture partners, to review and consider the proposed licensing arrangement for approval. (See note 9 to our Condensed Consolidated Financial Statements for a description of a loan between one of the Special Committee members and a financial-services subsidiary of Seven-Eleven Japan.)

The Special Committee has met three times so far this year. Following the Committee's evaluation of potential joint venture partners based on criteria that the Committee has deemed important to the joint venture's success, during the third quarter of 2002 the Special Committee approved Seven-Eleven Japan and President Chain Store Corporation as the foreign partners in the Chinese joint venture, with Seven-Eleven Japan holding a controlling interest in the venture.

Chinese law requires that one or more Chinese entities collectively have at least a 35% ownership interest in the joint venture. During the third quarter of 2002, the Special Committee approved two Chinese partners to be included in the joint venture:
Beijing Shoulian Commercial Group Co. Ltd. and China National Sugar & Alcohol Group.

The Special Committee's approval of all partners to the joint venture is subject to the Committee's receipt and review of certain additional documentation relating to the joint venture partners and to the Committee's approval of the final terms of the license agreement that will be negotiated between the Company and the joint venture.


ENVIRONMENTAL

At September 30, 2002, our estimated undiscounted liability for our environmental costs related to remedial action at existing and previously operated gasoline storage sites and other operating and non-operating properties where releases of regulated substances have been detected was $35.6 million. We anticipate that substantially all of the future remediation costs for detected releases of regulated substances at remediation sites of which we are aware, as of September 30, 2002, will be incurred within the next five to six years. The estimated liability could change for several reasons, including revisions to or the creation of governmental requirements, existing remediation projects become fully defined and cost-to-closure estimates become available and unplanned future failures of underground gasoline storage tank systems.



     Under state reimbursement programs, we are eligible to be reimbursed for a portion of remediation costs previously incurred. At September 30, 2002, we had recorded a net receivable of $60.3 million for the estimated state reimbursements, of which $35.0 million relates to remediation costs incurred in California. In assessing the probability of state reimbursements, we take into consideration each state's fund balance, revenue sources, existing claim backlog, historical payments and claim ranking systems. As a result of these assessments, the recorded receivable amounts at September 30, 2002, are net of allowances of $10.4 million. The estimated future state reimbursement amounts could change as governmental requirements and state reimbursement programs continue to be revised or extended. Our estimated reimbursement amounts could change materially as remediation costs are spent and as receipts from state trust funds are recorded.

     While we cannot be certain of the timing of our receipt of state reimbursement funds, based on our experience we expect to receive the majority of state reimbursement funds within one to six years after our payment of eligible remediation expenses. This time period assumes that the state administrative procedures for processing such reimbursements have been fully developed. One exception to our assumption is California, where we estimate that we will receive reimbursement funds within one to ten years after our payment of eligible remediation expenses. As a result of the timing for reimbursements, we have present-valued the portion of the recorded receivable amount that relates to remediation activities that have already been completed at a discount rate of approximately 3.6%. Thus, in addition to the allowance set forth in the preceding paragraph, the recorded receivable amount is also net of a discount of $9.0 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     See "Management's Discussion and Analysis of Financial
Condition and Results of Operations," above.

ITEM 4.  CONTROLS AND PROCEDURES.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. Within 90 days prior to the filing of this report, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC's rules and forms. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.



PART II.

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     There are no reportable suits or proceedings pending or threatened against the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

 (a)   Exhibits:

1. * Exhibit (10) - Service Agreement Between
     7-Eleven, Inc., and McLane Company, Inc.,
     Effective September 21, 2002.

2.  Exhibit (15) - Letter re Unaudited Interim
     Financial Information. Letter of
     PricewaterhouseCoopers LLP.

3.  Exhibit (99)(i)(1) - Certification by Chief
     Executive Officer. Required by Section 906 of the Sarbanes-Oxley Act of 2002.

4.  Exhibit (99)(i)(2) - Certification by Chief
     Financial Officer. Required by Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   8-K Reports:

            During the third quarter of 2002, the Company
              filed no reports on Form 8-K.














--------------------------
* Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission under a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.



                        SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        7-ELEVEN, INC.
                                         (Registrant)




Date:  November 13, 2002            /s/  James W. Keyes
                                    ---------------------------
                                   (Officer)
                                   James W. Keyes
                                   President and Chief Executive
                                    Officer

Date:  November 13, 2002            /s/  Edward W. Moneypenny
                                    ---------------------------
                                   (Principal Financial Officer)
                                   Edward W. Moneypenny
                                   Senior Vice President and Chief
                                    Financial Officer









                                   CERTIFICATION
I, James W. Keyes, certify that:

 1. I have reviewed this quarterly report on Form 10-Q of 7-Eleven, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                  /s/ James W. Keyes
                                        ------------------------
                                        James W. Keyes
                                        President and Chief
                                         Executive Officer
                               27



CERTIFICATION
I, Edward W. Moneypenny, certify that:

1. I have reviewed this quarterly report on Form 10-Q of 7-Eleven, Inc. (the "registrant");

 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;

 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                    /s/ Edward W. Moneypenny
                                          ------------------------
                                          Edward W. Moneypenny
                                          Senior Vice President
                                           and Chief Financial
                                           Officer
                             28