Form 10-K
period 2002-12-31
7 ELEVEN INC
filed 2003-03-21
CIK 92344

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-16626

7-Eleven, Inc.

(Exact name of registrant as specified in its charter)

Texas	75-1085131
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2711 North Haskell Ave., Dallas, Texas	75204-2906
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code, 214-828-7011

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	N/A

Securities Registered pursuant to Section 12(g) of the Act:

Common Stock, $.0001 Par Value

Indicate by check mark whether we (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that we were required to file these reports), and (2) have been subject to these filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rules 12b-2 of the Act). Yes  ☒  No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of the common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $225,162,895

104,986,071 shares of common stock, $.0001 par value (our only class of common stock) were outstanding as of March 15, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the listed Parts and Items of Form 10-K: Definitive Proxy Statement for April 23, 2003, Annual Meeting of Shareholders: Part III, items 10, 11, 12 and 13.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this report, and will not be contained, to the best of our knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

PART I

		Page

Item 1.	Business	1

	General	1

	Business Model	1

	Growth Strategy	4

	Products and Services	5

	Retail Information System	6

	Commissaries and Bakeries	7

	Distribution	7

	Franchisees	8

	Licensees	9

	Competition	9

	Trademarks	10

	Employees	10

	Our Majority Shareholder	10

	Environmental Matters	10

	Recapitalization	11

	Risk Factors	11

Item 2.	Properties	15

Item 3.	Legal Proceedings	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

PART II

Item 5.	Market for our Common Equity and Related Stockholder Matters	17

Item 6.	Selected Financial Data	19

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	20

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 8.	Financial Statements and Supplementary Data	44

	Report of Independent Accountants – PricewaterhouseCoopers LLP – on 7-Eleven, Inc. and Subsidiaries’ Financial Statements for each of the three years in the period ended December 31, 2002	83

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	84

PART III

Item 10.	Directors and Executive Officers of the Registrant	84	*

Item 11.	Executive Compensation	84	*

Item 12.	Security Ownership of Certain Beneficial Owners and Management	84	*

Item 13.	Certain Relationships and Related Transactions	84	*

Item 14.	Controls and Procedures	84
PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	85

Signatures		91

Certifications Under Section 302 of the Sarbanes-Oxley Act		92

*	Included in Form 10-K by incorporation by reference to the Registrant’s Proxy Statement for our April 23, 2003, Annual Meeting of Shareholders.

This report includes certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Any statement in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Because these forward-looking statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by these forward-looking statements. We do not intend to assume any duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For additional information about forward-looking statements, see page 20.

PART I

Item 1. BUSINESS.

GENERAL

We introduced the convenience store concept in 1927, when, as an ice company, our retail outlets began selling milk, bread and eggs. Today, we are the largest convenience store chain in the world. We operate, franchise or license more than 24,000 stores worldwide, primarily under the name “7-Eleven®.”

The name “7-Eleven” originated in 1946 when our stores were open from 7 a.m. until 11 p.m. Today, the majority of our stores in the United States and Canada provide more than 6 million daily customers with 24-hour convenience, seven days a week. Our stores generally range in size from 2,400 to 3,000 square feet and carry about 2,300 to 2,800 items. Please note that throughout this report, when we refer to “our stores,” we mean our company-operated and franchised stores in the United States and our company-operated stores in Canada.

Our principal executive offices are located at 2711 North Haskell Avenue, Dallas, Texas 75204. Our telephone number is 214/828-7011. We were incorporated in Texas in 1961 as the successor to an ice business organized in 1927. On April 30, 1999, we changed our name from The Southland Corporation to 7-Eleven, Inc.

Our Internet address is www.7-Eleven.com. We make available through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

For financial reporting purposes, during 2002 we conducted our business in one operating segment—the operating, franchising and licensing of convenience food stores. For specific information about our financial results for 2002, refer to our financial statements on pages 44 to 82.

BUSINESS MODEL

Because of our market position, brand recognition and ability to share best practices with Seven-Eleven Japan, we have developed a business model that we believe is difficult to replicate. The key elements of this model are:

•	A differentiated merchandising strategy;

•	Utilization of our retail information system;

•	Managed distribution, including daily delivery of fresh foods and other time-sensitive products to more than 4,750 of our stores;

•	Providing a convenient shopping environment; and

•	A differentiated franchise model.

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

Our goal is to maintain consistent, competitive prices on our merchandise. We strive to obtain the lowest possible cost on the items we sell. This enables us to execute an everyday fair pricing strategy and manage our gross profit margin.

Our gasoline strategy is to be competitively priced to maximize gross profit. Because we believe that gasoline sales contribute to increased store traffic, we intend to sell gasoline wherever practical. We expect that approximately 50% of our new stores opening in the United States and Canada over the next few years will sell gasoline.

Utilization of our retail information system. We were the first major convenience store chain in the United States to use an integrated set of retail information technology tools. In designing our retail information system, we adapted the best practices of our largest area licensee, Seven-Eleven Japan. Through the use of this system, our franchisees and store managers are able to:

•	Analyze sales on individual items, sales trends, customer preferences and the factors that affect each of these; and

•	Optimize product assortment and eliminate slow-moving items from inventory.

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

Managed distribution. We are working with our vendors and distributors to provide daily delivery of fresh food and other items to our stores, to lower the cost of delivery, and to shift some deliveries to off-peak hours. The combined distribution centers, which consolidate orders from multiple suppliers for daily distribution to individual stores, offer a number of advantages over other distribution systems, including:

•	More frequent deliveries of time-sensitive and perishable products such as milk, bread and fresh foods;

•	Off-peak, consolidated deliveries that allow store personnel to focus on store operations and reduce congestion in our typically small parking lots during peak sales times;

•	More customized deliveries and improved in-stock levels; and

•	Access to products that traditionally have not been available to individual convenience stores.

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

We are focused on developing our employees to improve customer service and store operations. During 2002, we introduced new formalized employee training, mandated certification programs and linkage of performance measurements to our fundamental business concepts.

Differentiated franchise model. More than half of our stores in the United States are operated by independent franchisees. Our franchise model is different from most others because we own or lease the stores and equipment used by our franchisees. In addition, the ongoing royalties that we receive from our franchisees are based upon a percentage of store gross profit. We believe this model better aligns our interests with those of our franchisees and allows us to provide consistency in the store environment and shopping experience for our customers. We also provide more support to our franchisees than most franchisors, including service support, training and access to our infrastructure.

GROWTH STRATEGY

Increasing same-store merchandise sales. Our U.S. same-store merchandise sales growth was 3.3% for 2002 and 5.1% for 2001. To increase same-store merchandise sales, our merchandising team focuses on developing and introducing new products. In addition, by using the retail information system, our merchandising team, franchisees and store managers are better able to increase sales by optimizing the product assortment in each store.

Expanding in existing markets. Our store development efforts are focused on our existing markets to take advantage of population density and traffic. Typically, new stores are concentrated around the combined distribution centers, commissaries and bakeries that allow us to operate more efficiently. We believe that the potential exists for significant expansion in our core urban and suburban markets, and we plan to open approximately 100 new stores during 2003 and between 100 and 150 new stores during 2004. We evaluate sites for new stores by focusing on population density, demographics, traffic volume, visibility, ease of access and economic activity in the area.

Providing greater convenience to customers. We intend to continue to improve customer convenience through innovative merchandising programs, such as Vcom®, our proprietary self-service kiosk that offers check-cashing, money order, money transfer and traditional ATM services.

In future years, we anticipate that the Vcom kiosks will allow customers to pay bills electronically and purchase event tickets online. In addition to the revenue streams associated with Vcom, we believe we also will benefit from attracting new customers to our stores. We continue to pursue our Vcom strategy of working with third parties in a manner that minimizes our capital outlays.

During the fourth quarter of 2002, after successfully completing a 98-store Vcom pilot program, we began our further expansion of Vcom. By year-end 2002, we had installed more than 340 Vcom units. We plan to complete our expansion of Vcom to a total of 1,000 stores by the end of the second quarter of 2003. Our longer range plans anticipate further expanding Vcom to a total of 3,500 stores. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Vcom.”

Increasing the value of our licenses and expanding internationally. By continuing to develop our infrastructure, we can offer a more attractive financial opportunity to prospective licensees. This will continue to strengthen the value of our brand. Our long-range plans include expanding into a number of countries where we currently do not have a presence. In September 2001, we announced our plans to explore additional licensing arrangements in China. During 2002, we presented our preliminary plans for these arrangements to a special committee of our Board of Directors. In addition, during 2002 the special committee conditionally approved two of our current international licensees and two Chinese entities as partners in the joint venture that will be a party to these additional licensing arrangements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Issues—Related Party Transactions—Expansion In China.”

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

Based upon total store purchases, we estimate that the breakdown of our merchandise sales in the United States and Canada by principal product category for the last three years is as follows:

Product Category	Year Ended December 31
	2000	2001	2002
Tobacco Products	26.4%	26.6%	27.5%
Beverages	22.5%	22.5%	22.5%
Beer/Wine	10.9%	11.1%	11.0%
Candy/Snacks	11.1%	10.7%	10.7%
Non-Foods	8.1%	7.9%	7.4%
Fresh Foods	6.7%	6.5%	6.6%
Dairy Products	4.8%	4.7%	4.4%
Prepaid Products	3.0%	3.8%	4.1%
Other	3.7%	3.5%	3.2%

Total Product Sales	97.2%	97.3%	97.4%
Services	2.8%	2.7%	2.6%

Total Merchandise Sales	100.0%	100.0%	100.0%

In addition, gasoline sales accounted for 29.0% in 2000, 28.2% in 2001 and 28.0% in 2002 of our total net sales in the U.S. and Canada.

Our merchandise assortment includes a number of items specifically identified with us, including Slurpee® semi-frozen carbonated beverages, Café Select® coffee, Big Gulp® fountain beverages and Big Bite® hot dogs. During 2002, we introduced nine new Slurpee flavors, including the first sugar-free flavor (Crystal Light Raspberry Ice) and Mountain Dew Blue Shock. We continue to work with third-party vendors to develop products specifically for our stores, such as our popular Go-Go Taquitos™, crispy grilled tortillas with spicy Mexican filling.

Also during 2002, we introduced our high-quality, award-winning Big Eats Deli™ sandwiches to 7-Eleven stores served by our network of daily distribution providers.

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

We sell gasoline at more than 2,475 stores. We anticipate that approximately 50% of our new stores will sell gasoline. New stores tend to have higher gasoline sales because they have more pumps with convenient configurations and offer the “pay-at-the-pump” option. More than 2,150 of our stores are equipped to accept credit cards at the pump. We are continuing to install “pay-at-the-pump” technology in locations where we believe it is cost-effective.

We manage gasoline sales through a centralized monitoring process to minimize the effects of gasoline margin volatility and maximize gross profit per gallon. Almost all of our stores that sell gasoline offer CITGO-branded gasoline.

RETAIL INFORMATION SYSTEM

Our retail information system is a proprietary system that provides our franchisees, store managers and management team with timely access to by-item sales information captured by a point-of-sale scanning system at the register. As a part of the system, stores can be linked to vendors, our primary third-party distributor and our combined distribution centers for ordering and item-level information sharing. Effective utilization of the system is the foundation of our business model, allowing franchisees and store managers the ability to manage both their products and time more effectively.

The system features:

•	A point-of-sale, touch-screen system with scanning and integrated credit, debit and stored value card authorization, supported by a centralized price book;

•	Daily ordering, supported by five-day forward-looking weather forecasts, merchandise messages and historical sales information;

•	Category management and item level sales analysis;

•	Integrated gasoline and “pay-at-the-pump” functionality;

•	Automated back-office functions, such as sales and cash reporting, payroll, gasoline pricing and inventory control, which are connected directly to our accounting system; and

•	The ability to make delivery adjustments and perform write-offs on a hand-held unit.

We have installed hardware and software for the retail information system in the United States and Canada. We worked with a number of vendors to design and develop the system, including ACS Retail Solutions, EDS, NCR and NEC. We developed the system to support our business model in substantially the same manner that Seven-Eleven Japan’s retail technology supports its business model.

We completed a number of enhancements to the system during 2002, including debit card processing, additional credit card functionality, lottery management, integration of money orders and check authorization into the point-of-sale registers, and changes to support the rollout of the system to our Canadian stores. We implemented, as part of our enterprise portal, an intranet home page to facilitate communication to our stores and other store functions. Also during 2002, we installed the retail information system and a secondary server to support in-store training and other functions in each of our Canadian stores.

During 2003, we plan additional enhancements to the system to support merchandising and ordering. In addition, we plan to add enhancements to streamline gasoline pricing and support credit and alternative payment initiatives. We also plan to add certain additional features and support for the stores using the portal and secondary server.

COMMISSARIES AND BAKERIES

We have contracted with third-parties who own and operate 12 bakeries and 13 commissaries that currently provide daily deliveries of fresh foods such as sandwiches, salads and baked goods to more than 4,750 of our stores. These commissaries and bakeries average about 20,000 square feet in size. Each commissary ships approximately 13,000 units daily to our stores. Each bakery ships about 34,500 units daily. In addition to whatever governmental inspections may be required, we inspect these third-party commissaries and bakeries periodically to ensure that our products are produced in a safe and sanitary environment.

DISTRIBUTION

We rely primarily on traditional distribution services for the delivery of non-perishable goods to our stores. McLane Company, Inc., a wholly owned subsidiary of Wal-Mart Stores, Inc. is our primary third-party distributor. They deliver traditional grocery products to all of our company-operated stores and a majority of our franchised stores. Our original, ten-year contract with McLane was scheduled to expire in November 2002. In July 2002, we signed a new 40-month agreement with McLane, which became effective in September 2002. We believe the terms of our new agreement with McLane are more favorable to us than those included in the previous agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Commercial Commitments—Financial Obligations—Distribution Services.”

Our stores also purchase a variety of merchandise, including certain beverages and snack foods, directly from a number of vendors and their wholesalers. We have been working with these vendors and distributors to improve the accuracy and scheduling of deliveries.

Currently, we use a system of 22 combined distribution centers in the United States and Canada to service more than 4,750 of our stores.

Combined distribution centers typically serve stores within a 90-minute drive. The 22 combined distribution centers are operated by third parties experienced in logistics. The average center is approximately 20,000 square feet in size and ships about 60,000 units to our stores daily. Each center has cross-docking facilities so that every incoming shipment is matched with an outgoing order. Each center serves an average of approximately 200 stores using dedicated trucks on route systems that are exclusive to us. The centers receive deliveries of products such as milk, bread, produce, fresh and packaged bakery products, fresh sandwiches and other perishables from a variety of suppliers, including the commissaries and bakeries. Merchandise is then sorted to fill orders placed by area stores. All store deliveries are made by 5 a.m. the following day so that fresh products are ready for morning customers. For perishable products with a longer shelf life such as juices, deli meats and cheeses, the combined distribution centers may hold three to seven days of supplier-owned inventory when demonstrated to be more efficient and cost-effective.

FRANCHISEES

As of December 31, 2002, independent franchisees operated 3,276 7-Eleven stores in the United States, which collectively comprise more than 60% of our U.S. store base. Merchandise sales by franchised stores are included in our net sales and totaled approximately $4.2 billion for the year ended December 31, 2002. Gasoline sales at franchised stores are also included in our net sales. In addition, we own all gasoline inventories at all but one of our franchised stores.

In our franchise program, we select qualified applicants and train the operators who will participate in store management. The franchisee pays us an initial fee that varies by store and is generally calculated based upon the gross profit dollars of the store if it has been operating for more than 12 months, or average gross profit dollars of the 7-Eleven stores in the designated market area if the store has been operating for less than 12 months. Under the standard franchise agreement, we lease to the franchisee a ready-to-operate 7-Eleven store and bear the costs of acquiring the land, building and equipment as well as most utility costs and property taxes. The standard agreement has an initial term of ten years, or the term of our lease on the store if shorter than ten years. The franchisee pays for all business licenses, permits and in-store selling expenses. We finance a portion of these costs, as well as the ongoing operating expenses and inventory purchases.

Under our standard franchise agreement, we generally receive approximately 52% of the merchandise gross profits. With regard to gasoline sales, our franchise agreements in most instances require us to pay the franchisee one cent per gallon sold. By practice, in recent years we have paid our franchisees 25% of the gasoline gross profit if that sum is higher than one cent per gallon sold, but we are not required to continue doing so. The franchisee may terminate the franchise at any time. We may terminate the franchise only for cause following the notice specified in the franchise agreement.

Approximately 37% of our franchise agreements will expire on December 31, 2003. In addition, during the three-year period beginning on January 1, 2004, approximately 10% of our franchise agreements will expire. We are working with our franchisees to develop a new franchise agreement to replace agreements that are scheduled to expire on or after December 31, 2003. The economics of the new agreement will be evaluated according to a procedure set forth in a court-approved settlement agreement. This procedure provides for extension of the existing franchise agreements until such time as all steps in the procedure have been completed. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Issues—Franchise Agreement Renewal.”

LICENSEES

As of December 31, 2002, area license agreements covered the operation of 18,611 7-Eleven stores in the following countries and U.S. territories:

Country	Total Stores
Japan	9,447
Taiwan	3,187
Thailand	2,042
South Korea	1,401
China	604
United States	485
Mexico	366
Australia	284
Malaysia	215
Singapore	174
Philippines	168
Norway	71
Sweden	70
Denmark	43
Turkey	18
Spain	15
Puerto Rico	13
Guam	8
Total	18,611

We receive royalty payments from our area licensees based on a percentage of their gross sales. We have an equity interest in the Puerto Rico and Mexico area licensees.

COMPETITION

Our stores compete with a number of national, regional, local and independent retailers, including grocery and supermarket chains, grocery wholesalers and buying clubs, other convenience store chains, oil company gasoline/mini-convenience stores, food stores and fast food chains as well as variety, drug and candy stores. In sales of gasoline, our stores compete with other food stores, service stations and, increasingly, supermarket chains and discount retailers. We generate only a very small percentage of the gasoline sales in the United States. Each store’s ability to compete depends on its location, accessibility and customer service. The rapid growth in the numbers of convenience-type stores opened by oil companies over the past several years has intensified competition.

TRADEMARKS

Our 7-Eleven® trademark, registered in 1961, is well-known throughout the United States and in many other parts of the world. Our other trademarks and service marks include Slurpee®, Big Gulp®, Big Bite®, Café Select®, World Ovens® and Quality Classic Selection®, as well as many other trade names, marks and slogans relating to other foods, beverages and items such as Vcom®, Big Eats Deli™, Big Eats Bakery™, 7-Eleven Convenience Card™, 7-Eleven Go-Go Taquitos™ and Big Eats Bakery Dreammm Donuts™.

EMPLOYEES

At December 31, 2002, we had approximately 31,500 employees.

OUR MAJORITY SHAREHOLDER

Our majority shareholder, IYG Holding Co., is owned 51% by Ito-Yokado and 49% by Seven-Eleven Japan. IYG Holding is a Delaware corporation formed in 1991 to acquire and hold our common stock.

On March 16, 2000, IYG Holding purchased 22,736,842 shares of common stock for $540.0 million in a private transaction. As a result of that purchase, IYG Holding owned 76,124,428 shares, or 72.5%, of our common stock at December 31, 2002. In addition, IYG Holding’s shareholders own quarterly income debt securities, or QUIDS, convertible into a maximum of 20,924,069 shares of our common stock. If these QUIDS were converted into the maximum number of shares issuable upon conversion, IYG Holding’s shareholders would beneficially own approximately 77.1% of our common stock.

Ito-Yokado. Ito-Yokado is among the largest retailers in Japan. Its principal business consists of operating approximately 180 superstores that sell a broad range of food, clothing and household goods. In addition, its activities include operating a chain of supermarkets and two restaurant chains doing business under the names “Denny’s” and “Famil.” All of Ito-Yokado’s operations are located in Japan except for three stores in China and some limited overseas purchasing activities.

Seven-Eleven Japan. Seven-Eleven Japan is a 50.3%-owned subsidiary of Ito-Yokado and is our largest area licensee, operating approximately 9,450 stores in Japan. It owns Seven-Eleven (Hawaii), Inc., which, as of December 31, 2002, operated an additional 53 7-Eleven stores in Hawaii under a separate area license agreement covering that state.

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

For a description of current environmental projects and proceedings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Issues—Environmental.”

RECAPITALIZATION

On March 16, 2000, IYG Holding purchased 22,736,842 newly issued shares of our common stock for $540 million, or $23.75 per share. This purchase price represented a premium of $10.75, or 83%, over the stock’s closing price on February 29, 2000, the trading day immediately before we publicly announced the sale. We used these funds primarily to reduce debt. As a result of this purchase, IYG Holding currently owns 76,124,428 shares, or 72.5%, of our common stock. The balance of our common stock is thinly traded, with average daily trading volume during 2002 of approximately 80,000 shares.

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

Sales of tobacco products have averaged approximately 27% of our merchandise sales (based on wholesale purchases by our stores) over the past three fiscal years. Future tobacco legislation, national and local campaigns to discourage smoking and increases in taxes on cigarettes and other tobacco products could have a material adverse effect on sales of and margins for the tobacco products we sell.

In addition, major cigarette manufacturers continue to increase the wholesale prices of their products. If we are unable to pass future price increases on to our customers, gross profit margin on tobacco products would decline.

Increases in the wholesale cost of gasoline could adversely affect our revenue and gross profit.

Over the past three years, gasoline sales have averaged approximately 28% of our total net sales and 9.5% of our gross profit. Increases in the wholesale cost of gasoline could adversely affect our revenues if our retail gasoline gallons declined, and would adversely affect our gross profit if we are not able to fully pass on these increases to our customers.

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

In certain areas where our stores are located, state or local laws limit the stores’ hours of operation or their sale of alcoholic beverages, tobacco products, possible inhalants and lottery tickets. Failure to comply with these laws could adversely affect our revenues because these state and local regulatory agencies have the power to revoke, suspend or deny applications for and renewals of permits and licenses relating to the sale of these products or to seek other remedies. Regulations related to wages also affect our business, and any appreciable increase in the statutory minimum wage would result in an increase in our labor costs. All of these regulations are subject to legislative and administrative change from time to time.

We purchase substantially all of our gasoline from one supplier, and any sudden disruption in supply could adversely affect our revenues.

Gasoline sales comprise a substantial portion of our total sales. We purchase most of our gasoline from CITGO Petroleum Corporation under a product purchase and supply agreement that expires in 2006. We may not be able to obtain alternative sources of gasoline quickly if our supplies from CITGO were suddenly disrupted. Any disruption in the supply of gasoline from CITGO may leave us, at least for a period of time, unable to meet the demand of our customers, which would adversely affect our sales and profitability. Although we believe we would be able to purchase gasoline from other suppliers if our supply from CITGO were disrupted, we may be required to pay a higher price, which would adversely affect our gasoline profits. In addition, a significant international conflict, including but not limited to a war with Iraq, could disrupt or reduce our available supply of gasoline, at least in the short term, and could otherwise adversely affect our gasoline sales and profits.

RISKS PARTICULAR TO OUR CAPITAL STRUCTURE

Our debt facilities contain restrictive covenants, which may limit our ability to engage in various activities.

Our bank credit facilities and the indentures related to our indebtedness contain a number of significant covenants that, among other things, restrict our ability and that of our subsidiaries to dispose of assets, incur additional indebtedness and pay dividends. In addition, we are obligated to satisfy certain financial ratio requirements. Failure to comply with these covenants could cause a default under our debt obligations and result in our debt becoming immediately due and payable which would materially adversely affect our business, financial condition and results of operations.

As a result of its position as our majority shareholder, IYG Holding can control the outcome of any event requiring a vote of our shareholders.

At December 31, 2002, IYG Holding owned 72.5% of our outstanding common stock. In addition, IYG Holding’s shareholders own quarterly income debt securities convertible into a maximum of 20,924,069 shares of our common stock. If these debt securities were converted into the maximum number of shares issuable upon conversion, IYG Holding’s shareholders would beneficially own approximately 77.1% of our common stock. As our majority owner,

IYG Holding is able to determine the outcome of all corporate actions requiring shareholder approval. For example, IYG Holding can control decisions with respect to:

•	Our direction and policies, including the election and removal of members of our board of directors;

•	Mergers or other business combinations involving us;

•	Our acquisition or disposition of assets;

•	Future issuances of our common stock or other securities;

•	Our incurrence of debt;

•	The payment of any dividends on our common stock; and

•	Amendments to our certificate of incorporation and bylaws.

Ito-Yokado, as 51% owner of IYG Holding, can similarly control our business decisions.

Our financial leverage may impair our flexibility in obtaining additional financing and in pursuing business opportunities.

In January 2003, we announced that we had entered into a note purchase agreement with our affiliate, Seven-Eleven Japan, pursuant to which we have the ability to borrow up to $400 million from Seven-Eleven Japan in multiple tranches during 2003. The interest rate on the notes is set by a formula tied to U.S. Treasury and Japanese government bond rates. We plan to use the proceeds of this financing for general corporate purposes and to retire all of our outstanding subordinated debentures.

Notwithstanding our agreement with Seven-Eleven Japan, our financial leverage may have important consequences to the holders of our common stock, including the following:

•	It may be more difficult for us to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

•	It may be more difficult for us to implement our business strategy, adjust to changing market conditions, compete effectively and weather a downturn in general economic conditions; and

•	We may have to pay higher interest rates on our borrowings.

If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay planned expansion and capital expenditures, sell assets, obtain additional equity capital or restructure our debt.

Item 2. PROPERTIES

Stores. The following table shows the location and number of our company-operated and franchised 7-Eleven stores in operation on December 31, 2002. These figures include seven stores that we operate under names other than 7-Eleven. We plan to convert these stores to the 7-Eleven® name over the next few years or close them.

State/Province	Stores
	Owned	Leased	Total
U.S.
Arizona	34	55	89
California	256	944	1,200
Colorado	60	177	237
Connecticut	10	45	55
Delaware	10	17	27
District of Columbia	6	15	21
Florida	237	304	541
Idaho	5	6	11
Illinois	58	121	179
Indiana	11	23	34
Kansas	7	6	13
Maine	0	18	18
Maryland	91	214	305
Massachusetts	13	92	105
Michigan	50	81	131
Missouri	32	45	77
Nevada	88	110	198
New Hampshire	5	22	27
New Jersey	77	138	215
New York	45	209	254
North Carolina	2	5	7
Ohio	11	4	15
Oregon	39	90	129
Pennsylvania	74	93	167
Rhode Island	0	14	14
Texas	124	166	290
Utah	41	64	105
Vermont	0	4	4
Virginia	213	401	614
Washington	51	160	211
West Virginia	10	12	22
Wisconsin	12	0	12
Canada
Alberta	35	112	147
British Columbia	30	117	147
Manitoba	14	35	49
Ontario	31	79	110
Saskatchewan	21	22	43

Total	1,803	4,020	5,823

Additional Information About Properties and Leases. At December 31, 2002, 28 7-Eleven stores were under construction. We owned or were under contract to purchase 19 undeveloped sites, and had leases on another 72 undeveloped sites. In addition, at year-end 2002 we owned 91 store properties available for sale, including 24 unimproved parcels of land, 56 closed store locations, and 11 parcels of excess property adjoining store locations. At December 31, 2002, 24 of these properties were under contract for sale.

At December 31, 2002, we held leases on 175 closed stores or other non-operating facilities, 12 of which were leased from the 7-Eleven, Inc. Employees’ Savings and Profit Sharing Plan. Of these 175 leases, 102 were subleased to third parties at year-end 2002.

Generally, we lease our stores for primary terms of 10 to 20 years, with options to renew for additional periods. Many leases grant us a right of first refusal if the lessor decides to sell the property. In addition to our minimum annual rental payments, many leases require us to pay percentage rental payments if sales exceed a certain amount, and to pay taxes, insurance and maintenance.

Over the next five years, leases covering more than half of our total leased stores will expire, including more than 1,200 leases that lack rent renewal options or contain negotiable rent options and more than 1,300 leases that have fixed rent options. We have devoted, and will continue to devote, considerable efforts to extending and/or renegotiating these leases.

Headquarters. Our headquarters are located in Dallas, Texas, in a building known as Cityplace Center East (“Cityplace”). One of our subsidiaries owns Cityplace, subject to certain outstanding debt, and leases it to us. Our lease covers the entire building but permits us to sublease. For the past five years, our subleases to other tenants have resulted in Cityplace being virtually completely leased or reserved for expansion under current leases. During 2003, as certain current subleases terminate, we plan to negotiate extensions of the subleases or seek new tenants for any space that becomes available.

Item 3. LEGAL PROCEEDINGS

At December 31, 2002, we were not a party to, nor was any of our property the subject of, any pending material legal proceeding.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5. MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock, $.0001 par value per share, is our only class of common equity and is our only security with voting rights. As of February 28, 2003, there were 104,986,071 shares of our common stock issued and outstanding, held by 1,875 record holders. During 2002, our common stock was traded on the New York Stock Exchange under the symbol “SE.” The table below shows the price range for our common stock during each quarter of 2001 and 2002 and the closing price of our common stock on the last trading day of each quarter.

QUARTERS	PRICE RANGE
	HIGH	LOW	CLOSE
2001
FIRST	$11.52	$8.50	$9.90
SECOND	13.16	8.61	11.25
THIRD	14.00	8.25	9.65
FOURTH	12.30	9.15	11.71
2002
FIRST	$12.20	$8.90	$11.15
SECOND	10.92	6.80	8.05
THIRD	9.48	6.65	8.57
FOURTH	8.70	7.41	7.50

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

Under Texas law, we are permitted to pay cash dividends only (a) out of our surplus, which is defined as the excess of the total value of our assets over the sum of our debt, the par value of our stock and the consideration fixed by our board of directors for stock without par value, and (b) if, after paying cash dividends, we would not be insolvent, which is defined as unable to pay our debts as they become due in the usual course. Our board of directors may determine that a surplus exists, among other ways, by examining our financial statements, by conducting a fair valuation, or by analyzing information derived from any other reasonable method.

The following table summarizes, as of December 31, 2002, our equity compensation plans:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,567,621	$13.22	1,607,216
Equity compensation plans not approved by shareholders	0	n/a	0
Total	6,567,621	$13.22	1,607,216

Item 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

7-ELEVEN, INC. AND SUBSIDIARIES

	Years Ended December 31
(Dollars in millions, except per-share data)	1998	1999	2000	2001	2002
Statement of Earnings Data:(1)
Net sales:
Merchandise	$5,474.4	$6,107.8	$6,523.3	$6,909.6	$7,279.6
Gasoline	1,636.3	1,985.5	2,655.4	2,712.7	2,830.1

Total net sales	7,110.7	8,093.3	9,178.7	9,622.3	10,109.7
Other income	91.8	97.7	104.7	112.0	103.1

Total revenues	7,202.5	8,191.0	9,283.4	9,734.3	10,212.8
LIFO charge (credit)	2.9	9.9	4.6	(7.5)	10.3
Depreciation and amortization(2)	194.7	205.5	219.2	246.8	279.8
Interest expense, net	91.3	102.2	79.3	62.7	64.7
Earnings from continuing operations before income taxes and cumulative effect of accounting change(3)	118.7	133.5	158.1	164.9	87.5
Income tax expense(4)	46.0	50.9	48.9	64.3	35.0
Earnings from continuing operations before
cumulative effect of accounting change	72.7	82.6	109.2	100.6	52.5
Gain (loss) on discontinued operations(1)	1.3	0.5	(0.9)	(7.0)	(11.6)
Cumulative effect of accounting change(5)	—	—	—	(9.8)	(28.1)
Net earnings	74.0	83.1	108.3	83.7	12.8
Earnings from continuing operations before cumulative effect per common share:
Basic	0.88	1.00	1.09	0.96	0.50
Diluted	0.82	0.91	0.99	0.89	0.48
Weighted-average shares outstanding:
Basic(6)	82.0	82.0	100.0	104.8	104.8
Diluted(6) (7)	101.9	103.0	121.4	125.9	111.5
Balance Sheet Data (end of period):
Total assets	2,476.1	2,685.7	2,742.3	2,902.8	3,064.3
Total debt	1,958.9	2,044.7	1,337.5	1,434.6	1,415.2
Convertible Quarterly Income Debt Securities(8)	380.0	380.0	380.0	380.0	380.0
Total shareholders’ equity (deficit)(6)	(642.2)	(559.6)	82.1	152.5	163.5

(1)	Prior-year amounts on the Statement of Earnings Data have been reclassified to discontinued operations to conform to the current-year presentation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
(2)	We adopted SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” effective January 1, 2002. In connection with adopting SFAS No. 142, we no longer amortize goodwill or intangible assets with indefinite lives. Amortization of these assets in 1998, 1999, 2000 and 2001 was $19.3 million, $19.6 million, $19.7 million and $19.8 million, respectively.
(3)	Earnings from continuing operations before income taxes and cumulative effect of accounting change in 1998, 1999 and 2000 include gains of $38.2 million, $7.0 million and $2.9 million, respectively, in connection with debt redemption.
(4)	Income tax expense in 2000 includes a $12.5 million benefit in connection with our settlement of certain outstanding issues with the IRS.
(5)	In 2001 we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and in 2002 we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.”
(6)	In the first quarter of 2000, we issued 22,736,842 shares of common stock at $23.75 per share to IYG Holding Company, our majority owner, in a private placement transaction.
(7)	In 2002 the shares in connection with the 1995 Convertible Quarterly Income Debt Securities were antidilutive on earnings per common share and are not assumed converted for weighted-average shares outstanding.
(8)	The Convertible Quarterly Income Debt Securities have an interest rate of 4.5% and are potentially convertible into a maximum of 20,924,069 shares of common stock.

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Any statement in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. We often use these types of statements when discussing our plans and strategies, our anticipation of revenues from designated markets and statements regarding the development of our businesses, the markets for our services and products, our anticipated capital expenditures, operations, support systems, changes in regulatory requirements and other statements contained in this report regarding matters that are not historical facts. When used in this report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and other similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by these forward-looking statements. There can be no assurance that: (i) we have correctly measured or identified all of the factors affecting us or the extent of their likely impact; (ii) the publicly available information with respect to these factors on which our analysis is based is complete or accurate; (iii) our analysis is correct; or (iv) our strategy, which is based in part on this analysis, will be successful. We do not assume any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General

We are the world’s largest operator, franchisor and licensor of convenience stores and the world’s largest convenience store chain. Our revenues principally consist of retail sales of merchandise and gasoline. To a lesser extent, we generate royalty revenues, mainly from international licensed stores. Our primary expenses consist of cost of goods sold; operating, selling, general and administrative expense; interest expense and taxes.

We seek to meet the changing needs of convenience customers and maintain a leadership position in the convenience store industry by leveraging our scale, technology, people and widely recognized brand. In 2003, we will continue to focus on our traditional convenience store business as well as our growth strategy to further our competitive advantage and improve our financial results.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. See Note 1 to the Consolidated Financial Statements.

Franchisees

We consolidate all merchandise sales and cost of goods sold from stores operated by franchisees with the results of company-operated stores. We split the merchandise gross profit of franchise stores between our franchisees, who generally receive 48% of the gross profit, and ourselves. Our share of the merchandise gross profit of franchise stores represents the ongoing royalty. With regard to gasoline sales, our franchise agreements in most instances require us to pay the franchisee one cent per gallon sold as compensation for the services our franchisees perform related to gasoline. By practice, in recent years we have paid our franchisees 25% of the gasoline gross profit if that sum is higher than one cent per gallon sold, but we are not required to continue doing so. The franchisees’ share of the merchandise and gasoline gross profit is presented as franchisee gross profit expense in the accompanying Consolidated Statements of Earnings. If we did not consolidate the franchisee merchandise revenues and cost of goods sold into our consolidated financial results, our net earnings would not change; our Consolidated Statements of Earnings, however, would not reflect any franchise gross profit expense and would reflect significantly lower merchandise revenues and cost of goods sold. Instead, our share of the earnings from franchised stores would be reflected as Other Income in our Consolidated Statements of Earnings.

We include the franchise stores’ merchandise sales and cost of sales in our financial statements because we believe that we retain a more significant financial and merchandising advisory role in the franchise business than is present in most other franchisor/franchisee relationships. For example, unlike most franchise models, we own or lease the stores and equipment used by the franchisees as well as provide accounting, merchandising and other services. Due to this significant level of involvement and our retention of certain business risks associated with the ownership or leasing of franchised locations and the equipment used by franchisees, we believe that our financial statement presentation appropriately reflects the substance of this combined economic relationship. See Note 1 to the Consolidated Financial Statements.

Environmental

We accrue for the estimated future costs related to remediation activities at existing and previously operated gasoline storage sites and other operating and non-operating properties where releases of regulated substances have been detected. Our estimates of the anticipated future costs for remediation activities at such sites are based on our prior experience with remediation sites. In addition, we consider factors such as the condition of the site contamination, location of tank sites and our experience with contractors who perform environmental assessment and remediation work. We determine the reserve on a site-by-site basis and record a liability for remediation activities when it is probable that corrective action will be taken and the cost of the remediation activities can be reasonably estimated.

A portion of the environmental expenditures we incur for remediation activities is eligible for reimbursement under state trust funds and reimbursement programs. We record a receivable for estimated probable refunds at the same time that we record the liability. The amount of the receivable is based on our historical collection experience with the specific state fund (or other state funds), the financial status of the state fund and our priority ranking for reimbursement from the state fund. We discount the receivable if the amount relates to remediation activities that have already been completed.

The estimated future remediation expenditures and related state reimbursement amounts could change within the near future as governmental requirements and state reimbursement programs continue to be implemented or revised. Such revisions could have a material impact on our operations and financial position. See “—Other Issues—Environmental” and Note 14 to the Consolidated Financial Statements.

Store Closings and Asset Impairment

The results of operations of certain owned and leased stores are presented as discontinued operations in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Since 2002 the results of operations of owned stores have been presented as discontinued operations beginning in the quarter in which management commits to a plan to close the related store and actively markets the store. The results of operations of a leased store are presented as discontinued operations beginning in the quarter in which the related store ceases operations. The results of operations of these owned and leased stores include related write-downs of stores to estimated net realizable value and accruals for future estimated rent and other expenses in excess of estimated sublease rental income.

We write-down property and equipment of stores we are closing to estimated net realizable value at the time we commit to a plan to close such stores and begin to actively market the store. If we lease the store, we also accrue for related future estimated rent and other expenses if we believe the expenses will exceed estimated sublease rental income. We adopted the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and as a result, effective January 1, 2003, if we lease the store, we will accrue for related future estimated rent and other expenses if we believe the expenses will exceed estimated sublease rental income at the time the store ceases operations. We base the estimated net realizable value of property and equipment on our experience in utilizing and/or disposing of similar assets and on estimates provided by our own and/or third-party real estate experts. We also use our experience in subleasing similar property to estimate future sublease income. If there is a significant change in the real estate market, our net realizable value estimates and/or our estimated future sublease income could change materially. See “—Other Issues—Recently Issued Accounting Standards” and Notes 1 and 5 to the Consolidated Financial Statements.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), we also conduct an annual impairment test of our goodwill and intangible assets with indefinite lives. The impairment test for goodwill is comprised of two steps. Step one compares the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds the fair value, then goodwill is impaired and step two is required to measure the amount of impairment loss. Step two compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount is greater than the implied fair value of the goodwill, an impairment loss is recognized for the excess. See Note 6 to the Consolidated Financial Statements.

The impairment test for intangible assets with indefinite lives consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount is greater than fair value, an impairment loss is recognized for the excess. See Note 6 to the Consolidated Financial Statements.

Underground Gasoline Storage Tanks

Since 2002 we have recognized the estimated future cost to remove an underground storage tank over the estimated useful life of the storage tank in accordance with the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). We record a discounted liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset at the time an underground storage tank is installed. We amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of tank. We base our estimates of the anticipated future costs for removal of an underground storage tank on our prior experience with removal. We also consider factors such as the type of tank, location of tank sites and our experience with contractors who perform removal work. See Note 8 to the Consolidated Financial Statements.

Yen Loans

We use our license royalty receipts from Seven-Eleven Japan Co., Ltd. (“Seven-Eleven Japan”) to service the monthly principal and interest payments on our outstanding yen loans. This provides us with an economic hedge against fluctuations in the Japanese yen to U.S. dollar exchange rate. Since our adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), on January 1, 2001, we have adjusted the balance of the yen loans at each reporting date to reflect the then-current Japanese yen to U.S. dollar exchange rate, and we recognize the resulting noncash foreign currency exchange gain or loss in earnings. In addition, we record the Seven-Eleven Japan royalty and interest expense on the yen loans at the average Japanese yen to U.S. dollar exchange rate for the respective periods. See “—Quantitative and Qualitative Disclosures About Market Risks—Foreign-Exchange Risk Management” and Notes 9 and 11 to the Consolidated Financial Statements.

Inventories

Inventories are stated at the lower of cost or market. Cost is generally determined by the last-in, first-out (“LIFO”) method for company-operated stores in the United States and by the first-in, first-out (“FIFO”) method for stores in Canada. Although the LIFO method generally matches the most recent product cost with related revenues, decreases in inventory quantities can result in a liquidation of LIFO inventory layers recorded at costs that are lower than the current costs, which would lower cost of goods sold and increase our margin. See Notes 1 and 3 to the Consolidated Financial Statements.

Workers’ Compensation, General Liability and Medical Reserves

We have third-party insurance for workers’ compensation and general liability losses, with predetermined deductibles. We record our share of workers’ compensation and general liability losses based on independent actuarial estimates of the aggregate liabilities for claims incurred. A significant change in claims experience or in the criteria which the actuary utilizes could result in a material revision to our liability.

Effective January 1, 2003, we changed our medical coverage from a fully insured plan to a self-insured plan. In lieu of paying fully insured premiums, which cover incurred claims plus administrative expenses, we will pay claims and administrative expenses as they become due and establish reserves for incurred but unpaid claims as determined by an independent actuary. This decision to change to self-insurance is designed to mitigate the impact of rising healthcare costs.

Off-balance Sheet Lease-financing

We have utilized off-balance sheet lease-financing programs to diversify our funding sources for new store growth. We have in place lease-financing programs that we used to construct new stores and acquire operating convenience stores from third parties not affiliated with us. Under these programs, we have not included the costs incurred in constructing or acquiring the stores or any related financing obligations in our Consolidated Balance Sheets. If we were to account for the stores covered under these programs as owned assets or capital leases, our balance sheet would include the costs incurred in constructing the stores or acquiring the operating convenience stores and any related financing obligations. See “—Liquidity and Capital Resources—Off-balance Sheet Items” and Notes 12 and 20 to the Consolidated Financial Statements.

COMPARISON OF 2002 TO 2001 RESULTS

We have reclassified certain prior-year amounts to conform to the current-year presentation, such as the results of operations of certain owned and leased stores which are presented as discontinued operations in accordance with the provisions of SFAS No. 144 for all years discussed.

Net Sales

	Years Ended December 31
Net Sales: (in millions)	2001	2002

Merchandise sales	$6,909.6	$7,279.6
Gasoline sales	2,712.7	2,830.1

Total net sales	$9,622.3	$10,109.7
U.S. same store merchandise sales growth	5.1%	3.3%
Gasoline gallons sold (in millions)	1,865.7	2,037.3
Gasoline gallon sales change per store	4.1%	4.3%
Average retail price of gasoline per gallon	$1.45	$1.39

Merchandise sales for 2002 increased $370.0 million, or 5.4%, over 2001. U.S. same-store merchandise sales increased 3.3% for 2002, on top of 5.1% for 2001. Continued improvement in same-store sales is a result of our focus on product assortment, introducing new items and improving the quality of existing items. Key contributors to the merchandise sales growth in 2002 were increases in cigarettes, beer, prepaid cards, noncarbonated beverages, fresh food items and candy. Partially offsetting these increases was a decrease in our sales of Café Cooler frozen beverages. Increases in the retail price of cigarettes due to wholesale cost increases accounted for less than 1% of the increase in same-store sales in 2002 and 2001.

Gasoline sales for 2002 increased $117.4 million, or 4.3%, over 2001. We attribute this increase to a 4.3% increase in per-store gallons sold, partially offset by a 6-cent decline in the average retail price of gasoline in 2002. The increase in per-store gallons sold is primarily due to the addition of new higher-volume gasoline stores, which typically have more gasoline pumps than existing stores.

Gross Profit

	Years Ended December 31
	2001	2002
Gross Profit: (in millions)
Merchandise gross profit	$2,365.3	$2,529.1
Gasoline gross profit	259.0	259.3

Total gross profit	$2,624.3	$2,788.4
Merchandise gross profit margin	34.23%	34.74%
Merchandise gross profit growth per store	3.4%	4.9%
Gasoline gross profit margin cents per gallon	13.88	12.73
Gasoline gross profit change per store	6.7%	(4.4)%

We calculate gross profit by subtracting our total cost of goods sold from our total net sales. Merchandise gross profit for 2002 was $2,529.1 million, an increase of $163.8 million, or 6.9%, over 2001. Gross profit margin in 2002 increased 51 basis points to 34.74% from 34.23% in 2001. Our overall gross profit margin increase and gross profit growth per store were due to a combination of continued emphasis on reducing our costs of goods sold, changes in product mix and a reduction in write-offs and shortages. Some of our faster growing products were beer, prepaid cards, noncarbonated beverages, fresh food items and candy. During the third quarter of 2002, we signed a new primary wholesale agreement with McLane Company, which supports our cost containment efforts and has increased service levels to our stores.

Gasoline gross profit for 2002 was $259.3 million, basically flat with 2001. Our gasoline gross profit per gallon decreased to 12.73 cents for 2002 compared to 13.88 cents for 2001. This translated into a 4.4% decrease in our gasoline gross profit per store for 2002. These declines were primarily due to difficult market conditions in the first quarter of 2002 when retail prices fell faster than wholesale costs, causing lower retail margins.

We manage retail gasoline prices through a centralized monitoring process to minimize the effect of gasoline margin volatility and maximize our gross profit per gallon. Increases or decreases in the wholesale cost of gasoline will generally cause similar increases or decreases in the retail price of gasoline. An increase in the wholesale cost of gasoline generally results in higher retail prices within five to 10 days after the cost increase. Conversely, a decrease in the wholesale cost of gasoline generally results in lower retail prices within 15 to 20 days after the cost decrease. Competitive conditions in the retail marketplace can cause these time periods to vary considerably on a market-by-market basis, which can have a significant impact on gasoline gross profit margin. Over the last 10 years, however, our annual gasoline gross profit margins have remained comparatively stable and range from 12.73 to 14.50 cents per gallon.

Other Income

Other income consists primarily of area license royalties and initial franchise fees. Other income for 2002 was $103.0 million, a decrease of $9.0 million, or 8.0%, from $112.0 million in 2001. Royalty income from our area licensees was $71.6 million in 2002, a decrease of $13.2 million from $84.8 million in 2001. The decrease is primarily due to a $17.7 million decrease in the royalties received from our licensing agreement with Seven-Eleven Japan under which Seven-Eleven Japan pays us a royalty fee based on a percentage of its total revenues. Under the terms of a 1988 amendment to that agreement, Seven-Eleven Japan reduced its royalty payments to us by approximately 70% beginning in August 2002. In addition, we experienced an unfavorable impact from changes in the Japanese yen to U.S. dollar exchange rate during 2002. The royalty rate reduction and the impact of the exchange rate changes were partially offset by increases in franchise fees, other area license royalties and Vcom placement fees.

We expect that our Seven-Eleven Japan royalty receipts will decrease in 2003 by approximately $24 million compared to 2002. We do not anticipate any further reductions in the amount of the license fee percentage.

Franchisee Gross Profit Expense

Franchisee gross profit expense for 2002 was $747.1 million, an increase of $43.7 million, or 6.2%, from $703.4 million in 2001, due to higher per-store gross profits at franchised stores and an increase in the number of stores operated by franchisees. See “—Critical Accounting Policies and Estimates” and Note 1 to the Consolidated Financial Statements.

Operating, Selling, General and Administrative Expense (“OSG&A”)

	Years Ended December 31
	2001	2002
OSG&A (in millions)	$1,805.3	$1,992.1
Adjustments:
Noncash foreign currency gain or (loss)	14.0	(14.9)
Store closing costs	—	(13.8)
Severance, infrastructure consolidation and other expenses	—	(10.7)
Goodwill and intangible asset amortization	(19.8)	—

Adjusted OSG&A	$1,799.5	$1,952.7

Total revenues	$9,734.3	$10,212.8
OSG&A to total revenues	18.5%	19.5%
Adjusted OSG&A to adjusted total revenues*	18.5%	18.9%
*	Total 2002 revenues adjusted for the 6-cent decline in retail gasoline prices.

The primary components of OSG&A are store labor, occupancy (including depreciation) and corporate expenses. OSG&A for 2002 was $1,992.1 million, an increase of $186.8 million, or 10.3%, from $1,805.3 million in 2001. We attribute this increase primarily to costs associated with higher occupancy expenses from store openings, higher employee-related costs and increased technology-related expenses. In 2003 we expect that our investment in new stores, technology and the effects of store lease renewals will continue to increase OSG&A. We also expect OSG&A to grow at a rate less than that of merchandise gross profit.

OSG&A includes noncash foreign currency conversion gains and losses which primarily relate to our yen-denominated loans. OSG&A for 2002 also includes a charge primarily for the write-down of stores to net realizable value and anticipated future rent and other expenses in excess of related estimated sublease income in connection with our anticipated closing of 53 underperforming stores in 2003. It also includes severance, infrastructure consolidation and other expenses. OSG&A for 2001 includes goodwill and intangible asset amortization expense, which was eliminated in 2002 upon the adoption of SFAS No. 142 (see Note 6 to the Consolidated Financial Statements).

Interest Expense, Net

Net interest expense for 2002 was $64.7 million, an increase of $2.0 million, or 3.2%, from $62.7 million in 2001. The increase is primarily due to a decrease in interest income due to lower interest rates. See “—Quantitative and Qualitative Disclosures About Market Risks—Interest Rate Risk Management.”

In accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructuring” (“SFAS No. 15”), we record our debentures at an amount equal to the undiscounted cash payments of both principal and interest, and we do not recognize interest expense on our debentures in our Consolidated Statement of Earnings. Accordingly, we charge the cash interest payments against the recorded amount of the debentures. If we did not account for our debentures in accordance with SFAS No. 15, our reported interest expense would have increased for each year by $17.7 million in 2000, 2001 and 2002. See Note 9 to the Consolidated Financial Statements.

Income Tax Expense

Income tax expense for 2002 was $35.0 million, a decrease of $29.3 million, or 45.5%, from $64.3 million in 2001. Our effective tax rate was 40.0% for 2002, compared to 39.0% in 2001.

Earnings from Continuing Operations

Our earnings from continuing operations for 2002 were $52.5 million ($0.48 per diluted share), compared to $100.6 million ($0.89 per diluted share) for the same period in 2001.

Discontinued Operations

Discontinued operations for 2002 resulted in a loss of $11.6 million (net of $7.7 million income tax benefit) compared to a loss of $7.0 million (net of $4.5 million income tax benefit) for the same period in 2001. We accounted for 129 stores as discontinued operations in 2002 and 2001. Substantially all the stores were closed in 2002. These stores had total revenues of $37.6 million and $159.8 million and pretax operating losses of $19.3 million and $11.5 million for 2002 and 2001, respectively. Included in the loss on discontinued operations are losses on disposal of $3.5 million (net of tax benefit of $2.3 million) and $3.2 million (net of tax benefit of $2.1 million) for the years ended December 31, 2002 and 2001, respectively. The losses on disposal represent write-downs of stores to net realizable value and anticipated future rent and other expenses in excess of related estimated sublease income in connection with the store closings.

Cumulative Effect of Accounting Change

On January 1, 2002, we adopted SFAS No. 143, which resulted in a one-time charge of $28.1 million, net of taxes, related to the cumulative effect of the accounting change. SFAS No. 143 requires us to recognize an estimated liability for the removal of our underground gasoline storage tanks. See Note 8 to the Consolidated Financial Statements.

On January 1, 2001, we adopted SFAS No. 133, which resulted in a one-time charge of $9.8 million, net of taxes, related to the cumulative effect of the accounting change on our yen-denominated debt. See Note 11 to the Consolidated Financial Statements.

Net Earnings

Net earnings for 2002 were $12.8 million ($0.13 per diluted share), a decrease of $70.9 million, or 84.7%, from $83.7 million ($0.75 per diluted share) in 2001.

Seasonality

Weather conditions can have a significant impact on our sales, as buying patterns have shown that our customers increase their transactions and also purchase higher profit margin products when weather conditions are favorable. Consequently, our results are seasonal, and we typically earn more during the warmer second and third quarters.

COMPARISON OF 2001 TO 2000 RESULTS

Net Sales

	Years Ended December 31
	2000	2001
Net Sales: (in millions)

Merchandise sales	$6,523.3	$6,909.6
Gasoline sales	2,655.4	2,712.7

Total net sales	$9,178.7	$9,622.3
U.S. same-store merchandise sales growth	5.6%	5.1%
Gasoline gallons sold (in millions)	1,730.9	1,865.7
Gasoline gallon sales change per store	0.6%	4.1%
Average retail price of gasoline per gallon	$1.53	$1.45

Merchandise sales for 2001 increased $386.3 million, or 5.9%, over 2000. The largest contributors to the merchandise sales growth in 2001 were increases in sales of cigarettes, prepaid cards, beer and noncarbonated beverages. Primary contributors to this growth include improving merchandise assortment, offering new items and operating additional stores in 2001 as compared to 2000. In addition, U.S. same-store merchandise sales growth was 5.1% for 2001 compared to 5.6% in 2000. Increases in the retail price of cigarettes due to wholesale cost increases accounted for less than 1% of such growth in 2001 and 2% of such growth in 2000.

Gasoline sales for 2001 increased $57.3 million, or 2.2%, over 2000. We attribute this increase to a 4.1% increase in per-store gallons sold and the operation of an average of 83 additional gasoline stores in 2001. These increases were partially offset by an 8-cent decrease in the average retail price of gasoline in 2001. The increase in per-store gallons sold is primarily due to the addition of new higher-volume gasoline stores, which typically have more gasoline pumps than existing stores.

Gross Profit

	Years Ended December 31
	2000	2001
Gross Profit: (in millions)
Merchandise gross profit	$2,269.2	$2,365.3
Gasoline gross profit	234.5	259.0

Total gross profit	$2,503.7	$2,624.3
Merchandise gross profit margin	34.79%	34.23%
Merchandise gross profit growth per store	6.0%	3.4%
Gasoline gross profit margin cents per gallon	13.55	13.88
Gasoline gross profit change per store	2.3%	6.7%

Merchandise gross profit for 2001 increased $96.1 million, or 4.2%, over 2000 as a result of higher sales, partially offset by a decline in gross profit margin to 34.23% in 2001 from 34.79% in 2000. Our overall gross profit margin and gross profit growth per store declines were due to a combination of wholesale cost increases, changes in product mix and the impact of cigarette cost increases. Some of our faster growing products were cigarettes, prepaid cards, beer and fresh foods, all of which are traditionally lower margin products. Our strategy of maintaining competitive everyday fair prices in the face of increasing wholesale costs resulted in lower margins in some cases. Aggressive pricing by competitors for items such as bread, milk, cigarettes and soft drinks also decreased our margin.

Gasoline gross profit for 2001 increased $24.5 million, or 10.4%, over 2000 as a result of increased sales volume. Gasoline gross profit margin improved to 13.88 cents per gallon for 2001 compared to 13.55 cents per gallon in 2000. Our gasoline gross profit per store increased 6.7% from 2000 in part because of wholesale costs declining more quickly than retail prices during the second half of 2001 and our management of retail gasoline prices.

Other Income

Other income for 2001 was $112.0 million, an increase of $7.3 million, or 6.9%, from $104.7 million in 2000. We attribute this to an increase in royalty income from our area licensees to $84.8 million in 2001 from $80.9 million in 2000, which resulted primarily from higher sales at stores operated by licensees and an increase in the number of such stores. We also recorded a $1.8 million benefit from foreign currency translation on our Seven-Eleven Japan royalty receipts due to changes in the yen to U.S. dollar exchange rate.

Franchisee Gross Profit Expense

Franchisee gross profit expense for 2001 was $703.4 million, an increase of $40.4 million, or 6.1%, from $663.0 million in 2000, due to a higher per store gross profit at franchised stores and an increase in the number of stores operated by franchisees. See “—Critical Accounting Policies and Estimates” and Note 1 to the Consolidated Financial Statements.

Operating, Selling, General and Administrative Expense

	Years Ended December 31
	2000	2001
OSG&A (in millions)	$1,708.0	$1,805.3
Adjustments:
Noncash foreign currency gain	—	14.0
Gain on debt reduction	2.9	—
Goodwill and intangible asset amortization	(19.7)	(19.8)

Adjusted OSG&A	$1,691.2	$1,799.5

Total revenues	$9,283.4	$9,734.3
OSG&A to total revenues	18.4%	18.5%
Adjusted OSG&A to adjusted total revenues*	18.2%	18.2%
*Total	2001 revenues adjusted for the 8-cent decline in retail gasoline prices

OSG&A for 2001 was $1,805.3 million, an increase of $97.3 million, or 5.7%, from $1,708.0 million in 2000. The increase in OSG&A was partly due to the cost of operating an average of 61 new stores combined with increased labor expense. Other increases included significantly higher utility costs, mostly due to increased rates in California, Texas and Florida, and increases in our costs associated with environmental contamination, credit card processing due to increased revenues and credit card volume and enhancements to our retail information system. These expense increases were partially offset by a noncash benefit we recognized in connection with foreign currency conversion.

Since 2001, OSG&A has included noncash foreign currency conversion gains and losses which primarily relate to our yen-denominated loans. OSG&A includes goodwill and intangible asset amortization expense, which was eliminated in 2002 on the adoption of SFAS No. 142 (see Note 6 to the Consolidated Financial Statements). Included in OSG&A in 2000 is a gain of $2.9 million in connection with our purchase of $36.1 million of the outstanding principal of debt related to Cityplace, our corporate headquarters, for $33.2 million. See Note 9 to the Consolidated Financial Statements.

Interest Expense, Net

Net interest expense for 2001 was $62.7 million, a decrease of $16.6 million, or 20.9%, from $79.3 million in 2000. This decrease is primarily attributable to our repayment of borrowings with $540.0 million of proceeds from the sale of 22,736,842 newly issued shares of our common stock to IYG Holding Company in March 2000. During 2001 we also benefited from a lower interest rate environment.

Income Tax Expense

Income tax expense on earnings before cumulative effect of accounting change for 2001 was $64.3 million, an increase of $15.4 million, or 31.4%, from $48.9 million in 2000. The 2000 expense is net of a nonrecurring benefit of $12.5 million, which resulted from a favorable settlement with the Internal Revenue Service related to audits of our federal income taxes for the tax years 1992 through 1995. Excluding the nonrecurring benefit, our effective tax rate was 39.0% for 2001, compared to 38.8% in 2000.

Earnings from Continuing Operations

For 2001, our earnings from continuing operations were $100.6 million ($0.89 per diluted share), compared to $109.2 million ($0.99 per diluted share) for the same period in 2000.

Discontinued Operations

Discontinued operations for 2001 resulted in a loss of $7.0 million (net of $4.5 million income tax benefit) compared to a loss of $940,000 (net of $612,000 income tax benefit) for the same period in 2000. The 129 stores included in discontinued operations had total revenues of $159.8 million and $167.6 million and pretax operating losses of $11.5 million and $1.6 million in 2001 and 2000, respectively. Also included in discontinued operations for 2001 is the loss on disposal of $3.2 million (net of tax benefit of $2.1 million) for write-down to net realizable value of stores closed in 2002.

Cumulative Effect of Accounting Change

On January 1, 2001, we adopted SFAS No. 133 which resulted in a one-time charge of $9.8 million, net of taxes, related to the cumulative effect of the accounting change on our yen-denominated debt. See Note 11 to the Consolidated Financial Statements.

Net Earnings

Net earnings for 2001 were $83.7 million ($0.75 per diluted share), a decrease of $24.6 million, or 22.7%, from $108.3 million ($0.98 per diluted share) in 2000. The per-diluted-share data reflects a one-for-five reverse split of our common stock that occurred in May 2000.

LIQUIDITY AND CAPITAL RESOURCES

We obtain the majority of our working capital from these sources:

•	Cash flows generated from our operating activities;

•	A $650 million commercial paper facility, guaranteed by Ito-Yokado Co., Ltd.;

•	A $400 million facility with Seven-Eleven Japan; and

•	Borrowings of up to $200 million under our revolving credit facility.

We believe that operating activities, available working capital sources and additional borrowings will provide sufficient liquidity in 2003 to fund our operating costs, capital expenditures and debt service. In addition, we intend to continue accessing the leasing market to finance our new stores and certain equipment, including Vcom kiosks.

We expect capital expenditures for 2003, excluding lease commitments, will be between $335 million and $365 million. We expect to open approximately 100 stores in 2003. Capital expenditures for key areas include approximately $250 million of store development, store improvements and in-store equipment, $50 million of information technology enhancements primarily related to our proprietary retail information system and $15 million of capital associated with our rollout of the Vcom kiosks.

We are obligated to a group of banks under a $200 million unsecured revolving credit agreement (the “Credit Agreement”). Effective March 2002, we executed an amendment to the Credit Agreement, which modified our financial covenants to allow capital spending on our growth initiatives. The amendment modified the applicable margin rate, while the facility fee and utilization fee remain unchanged. The applicable margin rate was 0.725% as of December 31, 2002. The amendment includes modifications to existing financial and operating covenants that require us, among other things, to maintain certain financial ratios. In addition, the amendment adds a new financial covenant of senior indebtedness to earnings before interest, income taxes, depreciation, amortization and the interest component of rent expense on certain lease facilities.

In January 2003, we entered into a note purchase agreement with Seven-Eleven Japan that authorizes the issuance and sale of up to $400 million aggregate principal amount of Senior Subordinated Notes due January 27, 2010 (“SEJ Notes”). The SEJ Notes, which will be used for general corporate purposes and to retire our Subordinated Debentures, will be purchased by Seven-Eleven Japan in multiple tranches through December 30, 2003. Interest on the SEJ Notes is calculated for each tranche on its issuance date and is set by a formula tied to the United States Treasury and Japanese government bond rates. The SEJ Notes are subordinate to all obligations outstanding under the Credit Agreement. On January 10, 2003, we received $100 million from Seven-Eleven Japan under the note purchase agreement; the interest rate on this tranche is 3.41%. As a result of the planned retirement of the Subordinated Debentures, interest expense will increase in 2003, as we currently do not recognize interest expense on the Subordinated Debentures. See “Comparison of 2002 to 2001 Results of Operations—Interest Expense, Net” and Note 9 to the Consolidated Financial Statements.

In April 2002, Moody’s Investor Service downgraded our credit rating. The downgrade does not increase the fees and interest we are required to pay to our lenders. The change in rating has not impacted our commercial paper program because our commercial paper is currently guaranteed by Ito-Yokado through 2004. Nor does the downgrade affect our ability to draw down funds from our revolver.

Vcom®

Vcom is our proprietary kiosk solution to meet consumer demands for convenient and continuously available financial and e-commerce services. We believe that the deployment of these Web-enabled, integrated services kiosks represents a significant market opportunity to offer financial and e-commerce services to a large segment of our current and future customers who have little or no access to banks or the Internet. We believe we are uniquely positioned to capitalize on this opportunity because of the demographics of our existing customer base and the large number of our conveniently located stores. Through exclusive agreements with third-party service providers, we currently offer or plan to offer ATM services (American Express), money order and money transfer services (Western Union), check-cashing services (Certegy), telecommunications services (Verizon), e-shopping (Cyphermint), auto insurance (Instant Auto Agency) and stored value services (Alliance Data Systems).

During the fourth quarter of 2002, we began implementing our plan to expand Vcom to 1,000 stores, adding to our Vcom pilot program in Texas and Florida. As of December 31, 2002, we had installed 343 Vcom kiosks. We anticipate that we will have the first 1,000 kiosks rolled out by the end of the second quarter of 2003. Our longer range plans anticipate further expanding Vcom to a total of 3,500 stores.

We estimate our capital investment for the expansion to 1,000 kiosks at approximately $55 million. We will fund this expansion through a capital lease program. In connection with the 1,000-store rollout, we estimate that we will need approximately $110 million to fund the amount of cash in the kiosks necessary for check-cashing and ATM transactions. Our current plans are to obtain these funds through our commercial paper program.

In exchange for our granting strategic partners exclusive rights to offer their services or products on our Vcom kiosks, they will pay us placement fees, a percentage of the transaction fees and, in certain circumstances, expense reimbursement. As of December 31, 2002, we have received $273 million of placement fee commitments (based on a 3,500-store rollout) from our strategic partners, although most of such commitments are funded as Vcom kiosks are deployed. In 2002 we received $16.0 million in such fees. We recognized $3.0 million as an offset to the cost associated with the Vcom pilot in OSG&A expense and $3.7 million in other income. As of December 31, 2002, $22.5 million of fees received had not been recognized in earnings and are included in our Consolidated Balance Sheet as deferred credits. With the exception of fees associated with funding the pilot program, which were amortized over the term of the program, we will amortize substantially all placement fee income over the term of the applicable agreement.

Contractual Obligations and Commercial Commitments

Financial Obligations. A summary of our material contractual cash obligations under our long-term debt, leases and convertible quarterly income debt securities (“QUIDS”) as of December 31, 2002, is as follows (in millions):

	2003	2004	2005	2006	2007	Thereafter	Total
Long-Term Debt(1)	$38.5	$24.9	$217.1	$66.8	$114.4	$765.5	$1,227.2
Capital Lease Obligations	29.0	28.6	27.9	26.8	25.5	196.0	333.8
Operating Lease Obligations	197.4	180.1	147.1	117.3	91.0	631.7	1,364.6
QUIDS	—	—	—	—	—	380.0	380.0

Total	$264.9	$233.6	$392.1	$210.9	$230.9	$1,973.2	$3,305.6

(1)	Includes $476.4 million of commercial paper, all of which is classified in “thereafter.”

Long-Term Debt. We have $650 million available under our commercial paper facility, of which $476.4 million was outstanding as of December 31, 2002. We have classified the entire outstanding amount as noncurrent debt because we intend to maintain at least this amount outstanding during the next year. Such debt is unsecured and is fully and unconditionally guaranteed by Ito-Yokado through 2004 under a written agreement. See “—Other Issues—Related Party Transactions—Commercial Paper” and Note 9 to the Consolidated Financial Statements. If we fail to repay the commercial paper as it matures, Ito-Yokado will become obligated to make such payments under its guarantee of our commercial paper facility. We would, in turn, be obligated to reimburse Ito-Yokado, subject to some restrictions in our credit agreement, for the costs associated with such a payment. Our credit agreement restrictions principally specify that we cannot make reimbursements until one year after we repay, in full, all amounts outstanding under the credit agreement.

Our other long-term debt primarily consists of subordinated debentures of $389.8 million, a term loan of $214.2 million and yen-denominated loans of $144.4 million. See Note 9 to the Consolidated Financial Statements.

Capital Lease Obligations. We utilize capital leases as a means of funding our property and equipment. Generally, real estate leases are for primary terms from 14 to 20 years with options to renew for additional periods and equipment leases are for terms from one to 10 years. These obligations and related assets are included in our Consolidated Balance Sheet.

Operating Lease Obligations. We also lease a substantial portion of our property and equipment using traditional operating leases. Generally, real estate leases are for primary terms up to 19 years with options to renew for additional periods and equipment leases are for terms from one to 10 years. These obligations and related assets are not included in our Consolidated Balance Sheet.

Store Leases. As of December 31, 2002, we operated or franchised a total of 5,823 stores in the United States and Canada. We own fewer than one-third of these stores, and we lease the remainder. Over the next five years, leases covering more than half of our total leased stores will expire, including more than 1,200 leases that lack rent renewal options or contain negotiable rent options and more than 1,300 leases that have fixed rent options. We have devoted, and will continue to devote, considerable efforts to extending and/or renegotiating these leases.

	2003	2004	2005	2006	2007	Total
Lease Expiring or with Negotiable Rent Options	143	234	265	313	305	1,260
Fixed Rent Options	140	382	258	281	316	1,377

Total	283	616	523	594	621	2,637

We originally signed many of the expiring leases or leases with negotiable options in the 1970s and 1980s. Some of these leases had primary terms of 10 to 20 years, with as many as three options to renew for additional five-year terms. For those sites where we need to negotiate (a) a new lease to replace an expiring lease or (b) a new rental for those leases that have negotiable rent renewal options, we expect that we will pay prevailing market rates when the new lease term or option term commences, which will likely significantly increase our operating costs. If we are unable to agree on an appropriate rent for any one of these stores, we may decide to forego renewal of the lease and close the store.

If we have a fixed rent option, in most cases the rent will increase either to a specific predetermined dollar amount or as calculated based on a predetermined formula, such as an increase in the consumer price index. These rent increases will increase our operating costs.

QUIDS. Ito-Yokado and Seven-Eleven Japan hold $380 million of QUIDS from two separate transactions consummated in 1995 ($300 million) and 1998 ($80 million). These securities can be converted into our common stock at predetermined prices. The securities bear interest at 4.5% annually and are subordinate to all existing debt. See “—Other Issues—Related Parties—QUIDS” and Note 10 to the Consolidated Financial Statements.

Revolving Credit Facility. There was no funded debt outstanding under the revolver at December 31, 2002. Letters of credit outstanding under the revolver totaled $79.1 million at December 31, 2002, and reduced available funds under the revolver to $120.9 million. Interest on borrowings are based on a variable rate equal to the administrative agent bank’s base rate or, at our option, a rate equal to a reserve-adjusted Eurodollar rate plus a margin determined by our credit rating for senior long-term indebtedness.

Our revolving credit facility contains various financial and operating covenants that require us, among other things, to maintain certain financial ratios, including interest and rent coverage, consolidated total indebtedness and consolidated senior indebtedness to earnings before interest, income taxes, depreciation, amortization and the interest component of rent expense on certain lease facilities. The facility also contains covenants which, among other things, limit (a) our ability to incur or guarantee indebtedness or other liabilities other than under the facility, (b) our ability to engage in asset sales and sale/leaseback transactions, (c) the types of investments we can make and (d) our ability to pay cash dividends or redeem or prepay principal and interest on any subordinated debt. The bank’s funding obligations are contingent on our financial operations. If we suffer a material adverse change, the bank would not have to fund the facility. We do not anticipate drawing down any funds under our revolver in the near future. See Note 9 to the Consolidated Financial Statements.

Purchase Commitments. We have various material contracts with service and product vendors that contain commitments to purchase minimum levels of products or services. We have estimated our material minimum purchase commitments as of December 31, 2002. These estimated commitments are summarized as follows (in millions):

	2003	2004	2005	2006	2007	Thereafter	Total
Distribution Services (1)	$900.0	$925.0	$950.0	$—	$—	$—	$2,775.0
Gasoline Supply (1)	925.0	950.0	950.0	710.0	—	—	3,535.0
IT Commitments	65.0	65.0	60.0	25.0	25.0	—	240.0
Product and Other Commitments (2)	80.0	80.0	80.0	40.0	35.0	—	315.0

Total	$1,970.0	$2,020.0	$2,040.0	$775.0	$60.0	$—	$6,865.0

(1)	We have estimated our future purchase commitments based on volumes purchased and our average cost for 2002 increased annually by approximately 3%.
(2)	We have estimated our future purchase commitments based on our contracted volume at 2002 prices.

Distribution Services. In July 2002 we signed a new 40-month service agreement with McLane Company, Inc., a wholly owned subsidiary of Wal-Mart Stores, Inc., under which McLane is the primary distributor of traditional grocery products to our U.S. stores and designated combined distribution centers in the United States. The new agreement became effective in September 2002 and replaces a prior 10-year agreement that was set to expire in November 2002. Under the terms of the agreement, we are required to purchase a minimum percentage of eligible purchases from McLane. We exceeded the minimum percentage in 2002 and expect to exceed it in 2003. Our failure to purchase the minimum percentage of eligible purchases could result in a change in pricing of certain products.

Gasoline Supply. We are currently in the 17th year of a 20-year product purchase agreement with Citgo Petroleum Corporation. This agreement, which expires in September 2006, permits us to purchase gasoline from parties other than Citgo, but obligates us to purchase specified quantities of gasoline at market prices from Citgo. The minimum required annual purchases under this agreement are generally the lesser of 750 million gallons or 35% of all of the gasoline we purchased for retail sale. We have exceeded the minimum required annual purchases in all material respects in each year of the contract and expect to continue doing so in the future. See Note 14 to the Consolidated Financial Statements.

IT Commitments. We have various information technology commitments that require us to purchase minimum amounts of products and services annually. We have exceeded such minimum purchase requirements in the past in all material respects and expect to continue doing so for the foreseeable future. Our failure to satisfy the minimum purchase requirements could cause us to make payments to the applicable provider(s) equal to the commitment(s) or a predetermined percentage of the commitment(s).

Product Commitments. We have various product purchase contracts that require us to purchase a minimum amount of products annually. We have generally exceeded such minimum purchase requirements in the past and expect to continue doing so for the foreseeable future. Our failure to satisfy the minimum purchase requirements could result in termination of the contracts, changes in pricing of the products and payments to the applicable provider(s) of a predetermined percentage of the commitment(s) which would not exceed $7 million.

Off-balance Sheet Items

We are party to two lease facilities that have, as of December 31, 2002, provided us with $193.3 million in off-balance sheet financing that we used for constructing new stores and acquiring operating convenience stores from third parties not affiliated with us. Under the agreements, trusts funded by a group of senior lenders either acquired land and undertook construction projects for which we were the construction agent or acquired operating convenience stores from third parties. See Note 12 to the Consolidated Financial Statements for discussion regarding our participation in the facilities, borrowing costs of the facilities, and covenants and guarantees under the facilities.

We account for the leases as operating leases. The trusts are substantive entities in which a major financial institution is the primary equity holder. We have no management control or equity interest in the trusts. We do not intend to use this type of financing program in the future and instead expect to rely on other sources to fund future expansion.

We have guaranteed $3.7 million of a five-year, $15 million note between one of our equity affiliates and a third-party lending institution. The affiliate obtained the loan to restructure existing debt. The guaranteed amount is the maximum potential amount that we could be required to pay in the event of default by the affiliate.

We have contracts with our combined distribution center operators that require us to provide a certain level of financial support. We estimate that we will pay approximately $5 million in support over the next three years.

Cash Flows from Operating Activities

Net cash provided by operating activities for 2002 was $496.7 million, an increase of $218.5 million, or 78.5%, from $278.2 million in 2001. We attribute this increase to changes in working capital items, primarily as a result of timing of the funding for money orders and the timing of payment of merchandise payables and increases in employee payables and deferred income. These were partially offset by increases in franchisee and credit card receivables and receivables for vendor promotional allowances.

Cash Flows from Investing Activities

Net cash used in investing activities was $444.3 million, an increase of $86.9 million, or 24.3%, from $357.4 million in 2001. A portion of this increase is due to increased capital expenditures to $426.2 million in 2002 from $356.9 million in 2001. Capital expenditures were used for maintaining, remodeling and upgrading stores, developing new stores, enhancing our retail information system, purchasing new equipment to support merchandising initiatives and complying with environmental regulations. Also contributing to the increase was the change in restricted cash of $37.1 million in 2002 compared to the change of $19.6 million in 2001. Restricted cash represents funds escrowed for the semiannual payment on our yen-denominated debt.

Cash Flows from Financing Activities

Net cash used in financing activities was $57.3 million in 2002 compared to net cash provided by financing activities of $71.6 million in 2001. Net proceeds under commercial paper and revolving credit facilities in 2002 totaled $5.1 million, compared to net proceeds of $77.3 million in 2001. Long-term debt repayments in 2002 of $40.8 million consist of payments of scheduled debt maturities compared to $76.8 million in 2001. In 2001, we received $76.6 million of proceeds from issuance of long-term debt from a 10 billion yen loan. See Note 9 to the Consolidated Financial Statements.

OTHER ISSUES

Related Party Transactions

As of December 31, 2002, our majority shareholder, IYG Holding Co., held 72.5% of our common stock. IYG Holding Co. is owned 51% by Ito-Yokado and 49% by Seven-Eleven Japan, which is a majority-owned subsidiary of Ito-Yokado. IYG Holding Co. is a Delaware corporation that was formed in 1991 to acquire and hold our common stock.

Commercial Paper. We entered into an agreement with Ito-Yokado pursuant to which Ito-Yokado agreed to fully and unconditionally guarantee our commercial paper facility. As a result of this guarantee, we achieve lower interest rates and better credit ratings than would otherwise be achieved. Both the interest rates we pay on our commercial paper and our credit rating are affected by Ito-Yokado’s credit rating, and a significant downgrade of Ito-Yokado’s credit rating could adversely affect us. Due to Ito-Yokado’s significant indirect ownership interest in our company, we expect our relationship with Ito-Yokado to continue in the future. See “—Liquidity and Capital Resources—Contractual Obligation and Commercial Commitments—Financial Obligations—Long-Term Debt” and Notes 1, 9 and 10 to the Consolidated Financial Statements.

QUIDS. Ito-Yokado and Seven-Eleven Japan hold $380 million of QUIDS from two separate transactions consummated in 1995 ($300 million) and 1998 ($80 million). These securities can be converted into our common stock at predetermined prices. The securities bear interest at 4.5% annually and are subordinate to all existing debt. The terms and conditions of both QUIDS transactions were approved in advance by a Special Committee comprised of three independent members of our board of directors. In deciding whether to approve the transactions, the Special Committee relied, in part, on fairness opinions delivered to the committee by financial institutions who conducted extensive due diligence prior to issuing their opinions. See Note 10 to the Consolidated Financial Statements.

License Royalties. In 2002 we received over $43 million of royalties from our area license agreement with Seven-Eleven Japan. See Notes 1 and 9 to the Consolidated Financial Statements.

SEJ Notes. In January 2003, we entered into a note purchase agreement with Seven-Eleven Japan that authorizes the issuance and sale of up to $400 million aggregate principal amount of Senior Subordinated Notes due January 27, 2010. On January 10, 2003, we received $100 million under the note purchase agreement.

Expansion into China. There are currently approximately 450 7-Eleven stores in Hong Kong and approximately 100 7-Eleven stores in the south China province of Guangdong operated by subsidiaries of Dairy Farm International Ltd. pursuant to a licensing arrangement. During the third quarter of 2001, we announced plans to explore additional licensing arrangements to expand the development and operation of 7-Eleven stores in additional provinces of China.

We have evaluated the possibility of entering into a licensing arrangement for at least one additional market area in China with a joint venture formed by Seven-Eleven Japan, President Chain Store Corporation and the two Chinese participants referenced below.

President Chain Store Corporation is our current licensee in Taiwan, where it operates approximately 3,200 7-Eleven stores, and Seven-Eleven Japan is our current licensee in Japan, where it operates approximately 9,450 7-Eleven stores. We have focused on the possibility of negotiating a licensing arrangement with Seven-Eleven Japan and President Chain Store Corporation because of their financial strength, business experience in China and proven ability to develop and operate 7-Eleven stores.

We are considering entering into a licensing arrangement with a joint venture that includes Seven-Eleven Japan, which together with Ito-Yokado owns 72.5% of our common stock. Therefore, our Board of Directors has appointed a Special Committee comprised of three directors, none of whom is affiliated with Seven-Eleven Japan, Ito-Yokado or any of the proposed joint venture partners, to review and consider the proposed licensing arrangement for approval.

The Special Committee met four times in 2002. Following the Committee’s evaluation of potential joint venture partners based on criteria that the Committee has deemed important to the joint venture’s success, during the third quarter of 2002 the Special Committee approved Seven-Eleven Japan and President Chain Store Corporation as the foreign partners in the Chinese joint venture, with Seven-Eleven Japan holding a controlling interest in the venture.

Chinese law requires that one or more Chinese entities collectively have at least a 35% ownership interest in the joint venture. During the third quarter of 2002, the Special Committee gave conditional approval to two Chinese partners to be included in the joint venture: Beijing Shoulian Commercial Group Co. Ltd. and China National Sugar & Alcohol Group. During the fourth quarter of 2002, the conditions to the approval of the Chinese partners were satisfied, and a draft of a Letter of Intent was approved. The Letter of Intent is currently being reviewed by Seven-Eleven Japan, President Chain Store Corporation and the Chinese partners.

The Special Committee’s approval of all partners to the joint venture is subject to the Committee’s receipt and review of certain additional documentation relating to the joint venture partners and to the Committee’s approval of the final terms of the license agreement that will be negotiated between the Company and the joint venture.

Environmental

At December 31, 2002, our estimated undiscounted liability for our environmental costs related to remedial action at existing and previously operated gasoline storage sites and other operating and non-operating properties where releases of regulated substances have been detected was $36.5 million. We anticipate that substantially all of the future remediation costs for detected releases of regulated substances at remediation sites of which we are aware, as of December 31, 2002, will be incurred within the next five to six years. The estimated liability could change within the near future for several reasons, including revisions to or the creation of governmental requirements, existing remediation projects become fully defined and revised cost-to-closure estimates become available, and unplanned future failures of underground gasoline storage tank systems.

Under state reimbursement programs, we are eligible to be reimbursed for a portion of remediation costs previously incurred. At December 31, 2002, we had recorded a net receivable of $60.0 million for the estimated state reimbursements, of which $34.1 million relates to remediation costs incurred in the State of California. In assessing the probability of state reimbursements, we take into consideration each state’s fund balance, revenue sources, existing claim backlog, historical payments and claim ranking. As a result of these assessments, the recorded receivable amounts at December 31, 2002, are net of allowances of $10.8 million. The estimated future state reimbursement amounts could change within the near future as governmental requirements and state reimbursement programs continue to be revised or extended. Our estimated reimbursement amounts could change materially as remediation costs are incurred and as receipts of state trust funds are recorded.

While we cannot be certain of the timing of our receipt of state reimbursement funds, based on our experience we expect to receive the majority of state reimbursement funds within one to three years after our payment of eligible remediation expenses. This time period assumes that the state administrative procedures for processing such reimbursements have been fully developed. One exception to our assumption is California, where we estimate that we will receive reimbursement funds within one to 10 years after our payment of eligible remediation expenses. As a result of the timing for reimbursements, we have present-valued the portion of the recorded receivable amount that relates to remediation activities that have already been completed at a discount rate of approximately 3.9%. Thus, in addition to the allowance set forth in the preceding paragraph, the recorded receivable amount is also net of a discount of $8.8 million.

The estimated future remediation expenditures and related state reimbursement amounts could change within the near future as governmental requirements and state reimbursement programs continue to be implemented or revised. Such revisions could have a material impact on our operations and financial position. See Notes 1 and 14 to the Consolidated Financial Statements.

Franchise Agreement Renewal

As of December 31, 2002, we had approximately 3,300 franchised stores in the United States. About 37% of those franchised stores are subject to franchise agreements that are scheduled to expire on December 31, 2003. We are in the process of finalizing a new franchise agreement that we plan to offer to franchisees whose franchise agreements expire at that time. We do not anticipate that the terms of the new agreement will have a material impact on the franchisees or us. The economics of the new agreement will be evaluated according to a procedure set forth in a court-approved settlement agreement. This procedure provides for extension of the existing franchise agreements until such time as all steps in the procedure have been completed.

Recently Issued Accounting Standards

Effective January 1, 2003, we adopted the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which was issued in July 2002 and is effective for exit or disposal activities initiated after December 31, 2002. The statement requires that costs associated with exit or disposal activities must be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs include lease termination costs and certain employee severance costs associated with a restructuring, discontinued operation or other exit or disposal activity. These costs generally arise from store closings and will be recorded at the time the store is closed.

SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123,” was issued in December 2002 to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial statements for interim periods beginning after December 15, 2002. At the present time, we do not intend to adopt the fair-value-based method of accounting for our stock compensation plans. For additional information about our stock compensation plans, see Notes 1 and 16 to the Consolidated Financial Statements.

Financial Accountant Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” was issued in November 2002. The Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued (see Note 12 to the Consolidated Financial Statements). It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded. The initial recognition and measurement provisions of the Interpretation are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. We anticipate that the adoption of this statement will not have a material impact on our financial statements.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51,” was issued in January 2003. The Interpretation addresses consolidation of variable interest entities (“VIEs”) to which the usual condition for consolidation described in Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” does not apply because the VIEs have no voting interests or otherwise are not subject to control through ownership of voting interests. It requires existing unconsolidated VIEs to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The provisions of the Interpretation are effective immediately for VIEs created after January 31, 2003, and to VIEs in which an entity obtains an interest after that date. An entity with a variable interest in a VIE created before February 1, 2003, must apply the provisions no later than the first reporting period beginning after June 15, 2003. The Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements. We expect to include the assets, liabilities, noncontrolling interests and results of activities of the trusts discussed in Note 12 to the Consolidated Financial Statements in our consolidated financial statements effective July 1, 2003. We estimate that this will result in an after-tax, one-time cumulative effect charge of approximately $9 million to $12 million. On an annual basis, we expect the after-tax impact on earnings from continuing operations to be a charge of approximately $5 million to $7 million.

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The following discussion summarizes the financial and derivative instruments we held as of December 31, 2002. These instruments are sensitive to changes in interest rates, foreign exchange rates and equity prices. We use interest-rate swaps to manage the primary market exposures associated with underlying liabilities and anticipated transactions. We use these instruments to reduce risk by essentially creating offsetting market exposures. In addition, our two yen-denominated loans effectively serve as an economic hedge of our exposure to yen-dollar currency fluctuations resulting from our significant yen-based royalty from Seven-Eleven Japan. We do not leverage the instruments we hold, and we hold the instruments for purposes other than trading. In the normal course of business, we also face risks that are either non-financial or non-quantifiable, such as country risk, credit risk and legal risk, and we have not addressed these risks in this discussion.

Interest-Rate Risk Management

The following table presents descriptions of the floating-rate financial instruments and interest-rate-derivative instruments we held at December 31, 2002. We entered into interest-rate swaps to achieve the levels of variable and fixed-rate debt approved by senior management. Under the interest-rate swaps, we agreed with other parties to exchange the difference between fixed-rate and floating-rate interest amounts on a quarterly basis.

The following table presents the principal cash flows by maturity date for our floating-rate debt and the related estimated average interest rate. For the interest-rate swaps, the table presents the notional amounts outstanding and expected interest rates that exist by contractual dates. We used the notional amount to calculate the contractual payments to be exchanged under the contract, and we estimated the variable rates based on implied forward rates in the yield curve as of December 31, 2002.

(dollars in millions)	2003	2004	2005	2006	2007	There-after	Total	Fair Value
Floating-Rate Financial Instrument:
Commercial Paper(1)	—	—	—	—	—	$476	$476	$476
Average interest rate	1.3%	2.3%	3.3%	4.3%	5.1%	5.1%	5.1%
Interest-Rate Derivatives:
Notional amount	$250	$250	—	—	—	—	$250	($14.6)
Average pay rate	6.1%	6.1%	—	—	—	—	—
Average receive rate	1.3%	2.4%	—	—	—	—	1.4%
(1)	See “—Liquidity and Capital Resources—Contractual Obligations and Commercial Commitments—Long-Term Debt.”

The negative $14.6 million fair value of the interest-rate swap represents an estimate of the amount we would pay if we had chosen to terminate the swap as of December 31, 2002. See Note 11 to the Consolidated Financial Statements. As of December 31, 2002, approximately 34% of our debt contained floating rates that will be impacted by changes in interest rates. We have effectively eliminated 52% of our exposure to variable rates through the interest-rate swap agreement. The weighted-average interest rate for such debt, including the impact of the interest-rate swap agreement, was 4.1% for the year ended December 31, 2002, as compared to 5.2% for the year ended December 31, 2001.

Foreign-Exchange Risk Management

Our $71.6 million of royalty income in 2002 was impacted by fluctuating exchange rates. Approximately 60% of such royalties were from area license agreements with Seven-Eleven Japan. Although SFAS No. 133 nullified the hedge accounting treatment we were applying to the Seven-Eleven Japan royalty and our yen-denominated loans, we continue to have an economic hedge by using the Seven-Eleven Japan royalty receipts to make principal and interest payments on our yen-denominated loans. However, since January 1, 2001, we have adjusted the balance of the yen loans at each reporting date to reflect the current Japanese yen to U.S. dollar exchange rate, and the resulting foreign currency exchange gain or loss is recognized in earnings. Based on our yen-denominated debt balance as of December 31, 2002, a one-point increase or decrease in the Japanese yen to U.S. dollar exchange rate would result in an increase or decrease in pretax earnings of approximately $1 million. See “—Critical Accounting Policies and Estimates—Yen Loans” and Notes 1 and 9 to the Consolidated Financial Statements.

In addition, we are exposed to fluctuating exchange rates on the portion of our royalties earned in foreign currencies that are not attributable to our license agreement with Seven-Eleven Japan, but we do not believe future risk is material based on current estimates. We also have several wholly or partially owned foreign subsidiaries and are susceptible to exchange-rate risk on earnings from these subsidiaries; based on current estimates, however, we do not consider future foreign-exchange risk to be material.

Equity-Price Risk Management

We hold equity securities of other companies. We classify these securities as available for sale and carry them on our consolidated balance sheet at fair value. At December 31, 2002, we held shares of Affiliated Computer Services, Inc. common stock (the “ACS shares”), which had no cost basis but had a fair value of $5.3 million. We obtained the ACS shares in 1988 as part of our mainframe data processing contract with ACS. At that time, ACS was a privately held start-up company. Accordingly, the stock was valued with no cost.

Changes in fair value are recognized as other comprehensive earnings, net of tax, as a separate component of shareholders’ equity.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

7-ELEVEN, INC. AND SUBSIDIARIES

Consolidated Financial Statements for the

Years Ended December 31, 2000, 2001 and 2002

7-ELEVEN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per-share data)

	December 31
	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$113,729	$82,423
Cash for Vcom kiosks	11,870	38,342

Total cash and cash equivalents	125,599	120,765
Accounts receivable	223,434	248,483
Inventories	114,529	114,091
Other current assets	168,685	140,837

Total current assets	632,247	624,176
Property and equipment	2,013,348	2,175,360
Other assets	257,234	264,789

Total assets	$2,902,829	$3,064,325

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$225,723	$260,978
Accrued expenses and other liabilities	415,269	457,623
Commercial paper	71,635	—
Long-term debt due within one year	79,073	48,609

Total current liabilities	791,700	767,210
Deferred credits and other liabilities	294,747	386,995
Long-term debt	1,283,907	1,366,623
Convertible quarterly income debt securities	380,000	380,000
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 1,000,000,000 shares authorized; 104,809,265 and 104,977,302 shares issued and outstanding	10	10
Additional capital	1,166,624	1,168,182
Accumulated deficit	(1,002,884)	(990,107)
Unearned compensation	—	(1,068)
Accumulated other comprehensive loss	(11,275)	(13,520)

Total shareholders’ equity	152,475	163,497

Total liabilities and shareholders’ equity	$2,902,829	$3,064,325

See Notes to Consolidated Financial Statements.

7-ELEVEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except per-share data)

	Years Ended December 31
	2000	2001	2002
REVENUES:
Merchandise sales (including $592,533, $620,414 and $726,140 in excise taxes)	$6,523,324	$6,909,576	$7,279,625
Gasoline sales (including $648,237, $716,680 and $775,709 in excise taxes)	2,655,387	2,712,725	2,830,119

Net sales	9,178,711	9,622,301	10,109,744
Other income	104,722	111,972	103,042

Total revenues	9,283,433	9,734,273	10,212,786

COSTS AND EXPENSES:
Merchandise cost of goods sold	4,254,172	4,544,300	4,750,510
Gasoline cost of goods sold	2,420,854	2,453,676	2,570,783

Total cost of goods sold	6,675,026	6,997,976	7,321,293
Franchisee gross profit expense	662,980	703,434	747,106
Operating, selling, general and administrative expenses	1,707,962	1,805,283	1,992,122
Interest expense, net	79,302	62,693	64,721

Total costs and expenses	9,125,270	9,569,386	10,125,242

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	158,163	164,887	87,544
INCOME TAX EXPENSE	48,931	64,306	35,018

EARNINGS FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	109,232	100,581	52,526
LOSS ON DISCONTINUED OPERATIONS (net of tax benefit of $612, $4,485 and $7,740)	(940)	(7,014)	(11,610)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE(net of tax benefit of $6,295 and $18,759)	—	(9,847)	(28,139)

NET EARNINGS	$108,292	$83,720	$12,777

NET EARNINGS PER COMMON SHARE:
Basic
Earnings from continuing operations before cumulative effect of accounting change	$1.09	$.96	$.50
Loss on discontinued operations	(.01)	(.07)	(.11)
Cumulative effect of accounting change	—	(.09)	(.27)

Net earnings	$1.08	$.80	$.12

Diluted
Earnings from continuing operations before cumulative effect of accounting change	$.99	$.89	$.48
Loss on discontinued operations	(.01)	(.06)	(.10)
Cumulative effect of accounting change	—	(.08)	(.25)

Net earnings	$.98	$.75	$.13

See Notes to Consolidated Financial Statements.

7-ELEVEN, INC. AND SUSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Dollars and shares in thousands)

	Common Stock		Additional Capital	Accumulated Earnings (Deficit)	Unearned Compensation	Accumulated Other Comprehensive Earnings (Loss)		Shareholders’ Equity (Deficit)
	Shares	Par Value				Unrealized Gains (Losses)	Foreign Currency Translation
Balance at December 31, 1999	82,000	$8	$625,761	$(1,194,896)	$—	$11,151	$(1,599)	$(559,575)
Net earnings				108,292				108,292
Other comprehensive earnings (loss):
Unrealized gain on equity securities (net of $568 deferred taxes)						888		888
Reclassification adjustments for gains included in net earnings (net of $3,140 deferred taxes)						(4,912)		(4,912)
Foreign currency translation							(3,053)	(3,053)

Total other comprehensive loss								(7,077)

Comprehensive earnings								101,215
Issuance of stock	22,768	2	540,464					540,466

Balance at December 31, 2000	104,768	10	1,166,225	(1,086,604)	—	7,127	(4,652)	82,106
Net earnings				83,720				83,720
Other comprehensive earnings (loss):
Unrealized gain on equity securities (net of $2,126 deferred taxes)						3,325		3,325
Reclassification adjustments for gains included in net earnings (net of $3,338 deferred taxes)						(5,221)		(5,221)
Unrealized loss related to interest rate swap (net of ($5,478) deferred taxes)						(7,684)		(7,684)
Cumulative effect of accounting change (net of $784 deferred taxes)						702		702
Foreign currency translation							(4,872)	(4,872)

Total other comprehensive loss								(13,750)

Comprehensive earnings								69,970
Issuance of stock	41	—	399					399

Balance at December 31, 2001	104,809	10	1,166,624	(1,002,884)	—	(1,751)	(9,524)	152,475
Net earnings				12,777				12,777
Other comprehensive earnings (loss):
Unrealized loss on equity securities (net of ($49) deferred taxes)						(270)		(270)
Reclassification adjustments for gains included in net earnings (net of $1,195 deferred taxes)						(1,812)		(1,812)
Unrealized gain related to interest rate swap (net of $346 deferred taxes)						92		92
Foreign currency translation							(255)	(255)

Total other comprehensive loss								(2,245)

Comprehensive earnings								10,532
Unearned compensation					(1,068)			(1,068)
Issuance of stock	168	—	1,558					1,558

Balance at December 31, 2002	104,977	$10	$1,168,182	$(990,107)	$(1,068)	$(3,741)	$(9,779)	$163,497

See Notes to Consolidated Financial Statements.

7-ELEVEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31
	2000	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$108,292	$83,720	$12,777
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of accounting change	—	9,847	28,139
Depreciation and amortization of property and equipment	219,223	246,782	279,807
Other amortization	20,051	20,117	355
Deferred income taxes	28,507	28,141	20,245
Noncash interest expense	1,363	1,246	1,242
Foreign currency net conversion loss (gain)	1,116	(13,992)	14,930
Other noncash income	(3,931)	(1,013)	(743)
Gain on debt redemption	(2,892)	—	—
Net loss on property and equipment	3,426	12,208	25,085
Increase in accounts receivable	(13,730)	(39,607)	(28,984)
Decrease (increase) in inventories	27,651	(7,660)	438
(Increase) decrease in other assets	(18)	(47,309)	18,024
Increase (decrease) in trade accounts payable and other liabilities	63,426	(14,245)	125,432

Net cash provided by operating activities	452,484	278,235	496,747
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment	(300,370)	(356,902)	(426,234)
Proceeds from sale of property and equipment	76,874	11,154	16,515
Proceeds from sale of domestic securities	8,016	8,537	2,996
Restricted cash	—	(19,585)	(37,147)
Other	(13,942)	(593)	(418)

Net cash used in investing activities	(229,422)	(357,389)	(444,288)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from commercial paper and revolving credit facilities	4,269,051	4,405,780	5,853,757
Payments under commercial paper and revolving credit facilities	(4,752,613)	(4,328,475)	(5,848,694)
Proceeds from issuance of long-term debt	—	76,602	—
Principal payments under long-term debt agreements	(240,323)	(76,812)	(40,831)
Increase (decrease) in outstanding checks in excess of cash in bank	17,497	(3,410)	(20,637)
Net proceeds from issuance of common stock	539,690	223	51
Other	(45)	(2,333)	(939)

Net cash (used in) provided by financing activities	(166,743)	71,575	(57,293)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	56,319	(7,579)	(4,834)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	76,859	133,178	125,599

CASH AND CASH EQUIVALENTS AT END OF YEAR	$133,178	$125,599	$120,765

RELATED DISCLOSURES FOR CASH FLOW REPORTING:
Interest paid, excluding SFAS No.15 Interest	$(95,785)	$(73,236)	$(69,641)

Net income taxes (paid) refunded	$(31,342)	$(36,503)	$13,608

Assets obtained by entering into capital leases	$26,759	$22,480	$42,536

98 Yen debt principal and interest payments from restricted cash	$—	$(10,603)	$(42,399)

See Notes to Consolidated Financial Statements.

7-ELEVEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2000, 2001 and 2002

1. ACCOUNTING POLICIES

Principles of Consolidation – 7-Eleven, Inc. and its subsidiaries (“the Company”) is owned 72.5% by IYG Holding Company, which is jointly owned by Ito-Yokado Co., Ltd. (“IY”) and Seven-Eleven Japan Co., Ltd. (“SEJ”). SEJ is a majority-owned subsidiary of IY. The Company and its franchisees operate more than 5,800 7-Eleven and other convenience stores in the United States and Canada. Area licensees, or their franchisees, and affiliates operate approximately 18,600 additional 7-Eleven convenience stores in certain areas of the United States, in 15 other countries and in the U.S. territories of Guam and Puerto Rico.

The consolidated financial statements include the accounts of 7-Eleven, Inc. and its subsidiaries. Intercompany transactions and account balances are eliminated. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

The Company has restated the accompanying Consolidated Statements of Earnings to include prior-year extraordinary gains from extinguishments of debt in Operating, Selling, General and Administrative (“OSG&A”) expense as a result of adopting the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires that gains and losses from extinguishment of debt be aggregated and classified as an extraordinary item, net of related income tax effect, on the statement of earnings only if they meet the criteria of unusual or infrequently occurring items. SFAS No. 145 also requires that gains and losses from debt extinguishments, which were classified as extraordinary items in prior periods, be reclassified to continuing operations if they do not meet the criteria for extraordinary items.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Such estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. The results of these estimates form the basis of the Company’s judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Merchandise sales and cost of goods sold of stores operated by franchisees are consolidated with the results of Company-operated stores. Merchandise sales of stores operated by franchisees are $3.68 billion, $3.94 billion and $4.16 billion from 3,118, 3,174 and 3,276 stores for the years ended December 31, 2000, 2001 and 2002, respectively.

The gross profit of franchise stores is split between the Company and its franchisees. The franchisees’ share of the gross profit of franchise stores generally approximates 48% of the merchandise gross profit of the store and is included in franchisee gross profit expense in the accompanying Consolidated Statements of Earnings. The Company’s share of the gross profit of franchise stores is its ongoing royalty, generally approximating 52% of the merchandise gross profit of the store, which is charged to the franchisee for the license to use the 7-Eleven operating system and trademarks, for the lease and use of the store premises and equipment, and for continuing services provided by the Company. These services include merchandising, advertising, record-keeping, store audits, contractual indemnification, business counseling services and preparation of financial summaries. The Company also provides financing of the franchisee store inventory and other operating items (see Note 2), which are collateralized by the store inventory.

With regard to gasoline sales, the franchise agreements in most instances require the Company to pay the franchisee one cent per gallon sold as compensation for measuring and reporting deliveries of gasoline, conducting pricing surveys of competitors, changing the price displays and cleaning the service areas. By practice, in recent years the Company has paid its franchisees 25% of the gasoline gross profit if that sum is higher than one cent per gallon sold, but the Company is not required to continue doing so. These amounts are also included in franchisee gross profit expense in the accompanying Consolidated Statements of Earnings.

Sales by stores operated under domestic and foreign area license agreements are not included in consolidated revenues. All fees or royalties arising from such agreements are included in other income. Initial fees, which have been immaterial, are recognized when the services required under the agreements are performed.

Operating Segment – The Company operates in a single operating segment – the operating, franchising and licensing of convenience food stores, primarily under the 7-Eleven name.

The Company does not rely on any major customers as a source of revenue. Excluding area license royalties, which are included in other income as stated above, the Company’s operations are concentrated in the United States and Canada. Approximately 8% of the Company’s net sales for the years ended December 31, 2000, 2001 and 2002 are from Canadian operations, and approximately 5% of the Company’s long-lived assets for the years ended December 31, 2001 and 2002 are located in Canada.

Revenues – Revenues from the Company’s two major product categories, merchandise and gasoline, are recognized at the point of sale. Based on the total dollar volume of store purchases, management estimates that the percentages of its convenience store merchandise sales by principal product category for the last three years were as follows:

Product Categories	Years Ended December 31
	2000	2001	2002
Tobacco Products	26.4%	26.6%	27.5%
Beverages	22.5%	22.5%	22.5%
Beer/Wine	10.9%	11.1%	11.0%
Candy/Snacks	11.1%	10.7%	10.7%
Non-Foods	8.1%	7.9%	7.4%
Fresh Foods	6.7%	6.5%	6.6%
Dairy Products	4.8%	4.7%	4.4%
Prepaid Products	3.0%	3.8%	4.1%
Other	3.7%	3.5%	3.2%

Total Product Sales	97.2%	97.3%	97.4%
Services	2.8%	2.7%	2.6%

Total Merchandise Sales	100.0%	100.0%	100.0%

Services include lottery, ATM and money order service fees/commissions for which there are little, if any, costs included in merchandise cost of goods sold.

Other Income – Other income is primarily area license royalties and franchise fee income. The area license royalties were $80.9 million, $84.8 million and $71.6 million and include amounts from area license agreements with SEJ of $57.8 million, $60.9 million and $43.2 million for the years ended December 31, 2000, 2001 and 2002, respectively. Beginning in August 2002, royalty payments from SEJ were reduced by approximately 70% in accordance with the terms of the license agreement (see Note 9).

The present franchise agreements typically have a 10-year term, and initial franchise fees are generally calculated based on gross profit dollar experience for the store or market area. These fees cover certain costs including training, an allowance for lodging for the trainees and other costs relating to the franchising of the store. The Company defers the recognition of these fees until its obligations under the agreement are completed and a 90-day franchisee termination and refund period has passed. Franchisee fees recognized in earnings were $16.4 million, $18.3 million and $20.0 million for the years ended December 31, 2000, 2001 and 2002, respectively.

The Company has a program in place to finance the franchise fee for a qualifying franchisee. As of December 31, 2001 and 2002, the Company had $15.1 million and $13.5 million of outstanding notes receivable from franchisees, of which $4.0 million and $4.2 million were classified as current for the respective years (see Notes 2 and 6).

The Company defers the recognition of proceeds received in advance of satisfying revenue recognition criteria. These funds, which primarily relate to the Company’s Vcom agreements, are recognized as revenue when earned by sales of related products, installation of equipment or the passage of time, all as specified by the substance of the applicable agreement (see Notes 7 and 8).

Operating, Selling, General and Administrative Expenses – Store labor, occupancy expense and corporate expenses are the primary components of OSG&A. Advertising costs, also included in OSG&A, generally are charged to expense as incurred and were $34.4 million, $32.9 million and $38.9 million for the years ended December 31, 2000, 2001 and 2002, respectively.

Interest Expense – Interest expense is net of interest income and capitalized interest. Interest income was $13.3 million, $13.4 million and $9.6 million, and capitalized interest was $2.6 million, $4.2 million and $3.8 million for the years ended December 31, 2000, 2001 and 2002, respectively.

Income Taxes – Income taxes are determined using the liability method, where deferred tax assets and liabilities are recognized for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets include tax carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Cash and Cash Equivalents – The Company considers all highly liquid investment instruments purchased with maturities of three months or less to be cash equivalents. Cash and cash equivalents include temporary cash investments of $33.3 million and $5.1 million at December 31, 2001 and 2002, respectively, stated at cost, which approximates market.

The Company utilizes a cash management system under which a book cash overdraft exists for the Company’s primary disbursement accounts. These overdrafts represent uncleared checks in excess of cash balances in bank accounts at the end of the reporting period. The Company transfers cash on an as-needed basis to fund clearing checks (see Note 7).

The Company separately maintains cash in connection with its proprietary self-service financial and e-commerce kiosks, Vcom. This cash, which is itemized on the accompanying Consolidated Balance Sheets, represents cash in Vcom kiosks for use in daily transactions as well as cash in vaults waiting to be transferred to the kiosks or to banks.

Inventories – Inventories are stated at the lower of cost or market. Cost is generally determined by the LIFO method for company-operated stores in the United States and by the FIFO method for stores in Canada.

Depreciation and Amortization – Depreciation of property and equipment is based on the estimated useful lives of these assets using the straight-line method. Acquisition and development costs for significant business systems and related software for internal use are capitalized and are depreciated or amortized on a straight-line basis. Included in depreciation and amortization of property and equipment in the accompanying Consolidated Statements of Cash Flows is software amortization expense of $31.1 million, $33.0 million and $39.2 million for the years ended December 31, 2000, 2001 and 2002, respectively. Amortization of capital lease assets, leasehold improvements and favorable leaseholds is based on the remaining terms of the leases or the estimated useful lives, whichever is shorter.

The following table summarizes the years over which significant assets are generally depreciated or amortized:

Years
Buildings	25
Leasehold improvements	3 to 20
Equipment	3 to 10
Software and other intangibles	3 to 10

Store Closings and Asset Impairment – The Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective January 1, 2002 (see Note 5). SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of. The statement also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. Adoption of the standard did not have a material impact on the Company’s impairment policy or net earnings; however, it did result in classifying the operations of certain stores as discontinued operations in the accompanying Consolidated Statements of Earnings.

The Company writes down property and equipment of stores it is closing to estimated net realizable value at the time management commits to a plan to close such stores. If the stores are leased, the Company will also accrue for related future estimated rent and other expenses if the expenses are expected to exceed estimated sublease rental income. The Company bases the estimated net realizable value of property and equipment on its experience in utilizing and/or disposing of similar assets and on estimates provided by its own and/or third-party real estate experts. The Company also uses its experience in subleasing similar property to estimate future sublease income.

Effective January 1, 2002, the results of operations of certain owned and leased stores are presented as discontinued operations in accordance with the provisions of SFAS No. 144. The results of operations of owned stores are presented as discontinued operations beginning in the quarter in which management commits to a plan to close the related store and actively markets the store. The results of operations of a leased store are presented as discontinued operations beginning in the quarter in which the related store ceases operations. The results of operations include related write-downs of stores to estimated net realizable value and accruals for future estimated rent and other expenses in excess of estimated sublease rental income.

The Company’s long-lived assets are reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, the Company also conducts an annual impairment test of its goodwill and intangible assets with indefinite lives in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (see Note 6). The impairment test for goodwill is comprised of two steps. Step one compares the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds the fair value, then goodwill is impaired and step two is required to measure the amount of impairment loss. Step two compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount is greater than the implied fair value of the goodwill, an impairment loss is recognized for the excess.

The impairment test for intangible assets with indefinite lives consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the asset exceeds its fair value, an impairment loss is recognized for the excess.

Asset Retirement Obligations – Effective January 1, 2002, the Company adopted the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset. SFAS No. 143 requires the Company to recognize an estimated liability for the removal of its underground gasoline storage tanks (see Note 8).

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

Stock-Based Compensation – The 1995 Stock Incentive Plan (the “Stock Incentive Plan”) provides for the granting of stock options, stock appreciation rights, performance shares, restricted stock, restricted stock units, bonus stock and other forms of stock-based awards and authorizes the issuance of up to 8.2 million shares over a 10-year period to certain key employees and officers of the Company (see Note 16). As of December 31, 2002, 1.4 million shares were available for future issuance under the Stock Incentive Plan.

All options granted in 2000, 2001 and 2002 were granted at an exercise price that was equal to the fair market value on the date of grant. The options granted vest annually in five equal installments beginning one year after grant date with possible acceleration thereafter based on certain improvements in the price of the Company’s common stock. Vested options are exercisable within 10 years of the date granted.

The fair value of each option grant under the Stock Incentive Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the options granted: for each year presented, expected life of five years and no dividend yields, combined with risk-free interest rates of 6.72%, 5.09% and 4.67% and expected volatility of 67.76%, 67.23% and 67.54% for the years ended December 31, 2000, 2001 and 2002, respectively.

The Company has recognized no compensation cost for its stock options as it is accounting for the Stock Incentive Plan for employees under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” If compensation cost had been determined based on the fair value at the grant date for awards under this plan consistent with the method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings and earnings per common share for the years ended December 31, 2000, 2001 and 2002, would have been reduced to the pro forma amounts indicated in the following table:

	2000	2001	2002
	(Dollars in thousands, except per-share data)

Net earnings as reported	$108,292	$83,720	$12,777
Add: Stock-based compensation expense included in reported net earnings, net of tax	—	—	133
Less: Total stock-based compensation expense determined under the fair-value-based method for all stock-option awards, net of tax	(4,639)	(4,852)	(4,290)

Pro forma net earnings	$103,653	$78,868	$8,620
Earnings per common share
As reported
Basic	$1.08	$.80	$.12
Diluted	.98	.75	.13
Pro forma
Basic	$1.04	$.75	$.08
Diluted	.94	.71	.10

Insurance – The Company has third-party insurance with predetermined deductibles that cover certain insurable risks. The Company’s share of losses for its workers’ compensation and general liability losses are recorded based on independent actuarial estimates of the aggregate liabilities for claims incurred.

Environmental – The Company accrues for the estimated future costs related to remediation activities at existing and previously operated gasoline storage sites and other operating and nonoperating properties where releases of regulated substances have been detected. Estimates of the anticipated future costs for remediation activities at such sites are based on the Company’s prior experience with remediation sites and consideration of factors such as the condition of the site contamination, location of tank sites and experience with contractors that perform environmental assessment and remediation work. The reserve is determined on a site-by-site basis, and a liability is recorded for remediation activities when it is probable that corrective action will be taken and the cost of the remediation activities can be reasonably estimated.

A portion of the environmental expenditures incurred for remediation activities is eligible for reimbursement under state trust funds and reimbursement programs. A receivable is recorded for estimated probable refunds when the related liability is recorded. The amount of the receivable is based on the Company’s historical collection experience with the specific state fund (or other state funds), the financial status of the state fund and the Company’s priority ranking for reimbursement from the state fund. The receivable is discounted if the amount relates to remediation activities that have already been completed (see Note 14).

2. ACCOUNTS RECEIVABLE

	December 31
	2001	2002
	(Dollars in thousands)
Trade accounts receivable	$122,873	$155,063
Franchisee accounts and notes receivable	73,257	78,850
Environmental cost reimbursements – see Note 14	7,836	6,870
SEJ royalty receivable	4,551	1,575
Federal income tax receivable	14,933	2,935
Other accounts receivable	5,007	7,429

	228,457	252,722
Allowance for doubtful accounts	(5,023)	(4,239)

	$223,434	$248,483

3. INVENTORIES

	December 31
	2001	2002
	(Dollars in thousands)
Merchandise	$77,988	$78,495
Gasoline	36,541	35,596

	$114,529	$114,091

Inventories stated on the LIFO basis that are included in inventories in the accompanying Consolidated Balance Sheets were $50.2 million and $50.0 million for merchandise and $31.0 million and $28.7 million for gasoline at December 31, 2001 and 2002, respectively. These amounts are less than replacement cost by $38.4 million and $40.9 million for merchandise and $3.0 million and $10.8 million for gasoline at December 31, 2001 and 2002, respectively.

For the years ended December 31, 2000, 2001 and 2002, certain inventory quantities were reduced resulting in a liquidation of LIFO inventory layers recorded at costs that were lower than the costs of current purchases. The effect of these reductions was a decrease in cost of goods sold of $5.8 million, $2.6 million and $754,000, respectively.

4. OTHER CURRENT ASSETS

	December 31
	2001	2002
	(Dollars in thousands)
Prepaid expenses	$65,567	$49,604
Deferred tax assets – see Note 17	43,319	49,819
Advances for lottery and other tickets	29,754	26,846
Restricted cash – see Note 9	8,277	4,094
Assets held for sale – see Note 5	14,990	9,573
Other	6,778	901

	$168,685	$140,837

5. PROPERTY AND EQUIPMENT

	December 31
	2001	2002
	(Dollars in thousands)
Cost
Land	$490,607	$518,456
Buildings	439,254	452,695
Leasehold improvements	1,361,979	1,488,103
Equipment	1,273,167	1,419,846
Software	262,438	291,397
Construction in process	72,256	66,149

	3,899,701	4,236,646
Accumulated depreciation and amortization (includes $105,749 and $141,859 related to software)	(1,886,353)	(2,061,286)

	$2,013,348	$2,175,360

The Company accounted for 129 stores as discontinued operations under the provisions of SFAS No. 144 for the year ended December 31, 2002, and all prior periods (see Note 1). The stores presented as discontinued operations had total revenues of $167.6 million, $159.8 million and $37.6 million and pretax operating losses of $1.6 million, $11.5 million and $19.3 million for the years ended December 31, 2000, 2001 and 2002, respectively. Included in the loss on discontinued operations are losses on disposal of $3.2 million (net of tax benefit of $2.1 million) and $3.5 million (net of tax benefit of $2.3 million) for the years ended December 31, 2001 and 2002, respectively. The losses on disposal represent write-downs of stores to net realizable value and anticipated future rent and other expenses in excess of related estimated sublease income. As of December 31, 2001 and 2002, the carrying amounts of the remaining owned properties are included in other current assets in the accompanying Consolidated Balance Sheets as assets held for sale (see Note 4). These properties are being actively marketed.

In the fourth quarter of 2002, the Company recorded a pretax charge of $13.8 million for planned store closings of up to 53 underperforming stores in 2003. The amount represents write-downs of stores to net realizable value as well as anticipated future rent and other expenses in excess of related estimated sublease income. The $13.8 million is included in OSG&A expense in the accompanying Consolidated Statements of Earnings for the year ended December 31, 2002.

6. OTHER ASSETS

	December 31
	2001	2002
	(Dollars in thousands)
SEJ license royalty intangible	$89,420	$89,420
Other license royalty intangibles	15,836	15,836
Environmental cost reimbursements –see Note 14	49,257	55,622
Goodwill	29,086	30,009
Investments in available-for-sale domestic securities (no cost basis)	8,609	5,285
Restricted cash – see Note 9	15,370	16,692
Franchisee notes receivable	11,143	9,349
Other	38,513	42,576

	$257,234	$264,789

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142 (see Note 1), which addresses financial accounting and reporting for acquired goodwill and other intangible assets. The statement eliminates amortization of goodwill and intangible assets with indefinite lives and requires a transitional impairment test of these assets within six months of the date of adoption and an annual impairment test thereafter and in certain circumstances. The Company completed the transitional impairment test of goodwill and intangible assets with indefinite lives as of January 1, 2002, and the annual impairment test of these assets as of September 30, 2002, and there was no evidence of impairment in either test. The annual impairment test will be conducted each year as of the end of the third quarter.

The following is a reconciliation of both the net earnings and the basic and diluted net earnings per common share between the amounts reported by the Company and the adjusted amounts reflecting the new accounting requirements for the periods presented (in thousands, except per-share data):

	Years Ended December 31
	2000	2001	2002
Net earnings as reported	$108,292	$83,720	$12,777
Add back:
Goodwill amortization, net of tax	465	509	—
Indefinite-lived intangibles amortization, net of tax	11,534	11,545	—

Net earnings as adjusted	$120,291	$95,774	$12,777

Basic earnings per common share as reported	$1.08	$.80	$.12
Add back:
Goodwill amortization, net of tax	—	—	—
Indefinite-lived intangibles amortization, net of tax	.12	.11	—

Basic earnings per common share as adjusted	$1.20	$.91	$.12

Diluted earnings per common share as reported	$.98	$.75	$.13
Add back:
Goodwill amortization, net of tax	—	—	—
Indefinite-lived intangibles amortization, net of tax	.09	.09	—

Diluted earnings per common share as adjusted	$1.07	$.84	$.13

7. ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31
	2001	2002
	(Dollars in thousands)
Insurance	$21,231	$21,677
Compensation	58,178	89,069
Taxes	52,953	62,990
Lotto, lottery and other tickets	50,254	52,050
Other accounts payable	49,659	52,709
Environmental costs – see Note 14	17,119	19,407
Profit sharing – see Note 13	16,381	14,480
Interest	5,745	6,930
Book overdrafts payable – see Note 1	69,721	49,084
Deferred income – see Note 1	21,221	22,815
Other current liabilities	52,807	66,412

	$415,269	$457,623

The Company initiated cost reduction efforts in 2002 to streamline administrative functions and consolidate divisions, resulting in the elimination of approximately 125 positions. The results of operations for the year ended December 31, 2002, include a $5.6 million charge to OSG&A expense for severance costs. As of December 31, 2002, $2.2 million was included in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets relating to unpaid severance costs.

8. DEFERRED CREDITS AND OTHER LIABILITIES

	December 31
	2001	2002
	(Dollars in thousands)
Deferred income taxes	$108,070	$118,137
Underground gasoline storage tanks	—	52,463
Insurance	49,937	49,737
Post-employment benefits – see Note 13	43,612	46,393
Straight-line rent accrual	31,831	41,807
Deferred income – see Note 1	18,668	27,264
Environmental	18,987	21,364
Other	23,642	29,830

	$294,747	$386,995

SFAS No. 143 requires the Company to recognize an estimated liability for the removal of its underground gasoline storage tanks (see Note 1). The estimated liability is based on historical experience in removing these tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and federal and state regulatory requirements. The liability is discounted using a credit-adjusted risk-free rate of approximately 8%. Revisions to the liability could occur due to changes in tank removal costs or tank useful lives, or if federal or state regulators enact new requirements on the removal of such tanks.

Upon adoption of SFAS No. 143, the Company recorded a discounted liability of $53.6 million, increased net property and equipment by $6.7 million and recognized a one-time cumulative effect charge of $28.1 million (net of deferred tax benefit of $18.8 million). Pro forma effects on earnings from continuing operations before cumulative effect of accounting change for the years ended December 31, 2000 and 2001, assuming the adoption of SFAS No. 143 as of January 1, 2000, were not material to net earnings or earnings per share. The pro forma liability as of January 1, 2001, would have been approximately $52 million.

A reconciliation of the Company’s liability for the removal of its underground gasoline storage tanks for the year ended December 31, 2002, is as follows (in thousands):

Upon adoption at January 1, 2002	$53,648
Liabilities incurred	561
Liabilities settled	(2,641)
Accretion expense	2,835
Revisions to estimate	—

$54,403

As of December 31, 2002, $52.5 million of the $54.4 million liability is included in deferred credits and other liabilities in the accompanying Consolidated Balance Sheets.

The Company received $21.1 million and $16.0 million in placement fees from strategic Vcom partners in 2001 and 2002, respectively. The Company recognized $7.0 million and $3.0 million of such fees as an offset to costs associated with the Vcom pilot in OSG&A expense and $927,000 and $3.7 million in other income in 2001 and 2002, respectively. As of December 31, 2001 and 2002, $13.2 million and $22.5 million, respectively, of the fees received had not been recognized in earnings and are included in deferred income. Of the total amounts recorded, $13.2 million and $12.3 million are included in accrued expenses and other liabilities (see Note 7) and the remainder in deferred credits and other liabilities as of December 31, 2001 and 2002, respectively. The Company amortizes substantially all placement fee income over the term of the applicable agreement.

9. DEBT

	December 31
	2001	2002
	(Dollars in thousands)
Revolving Credit Facility	$—	$—
Commercial paper	471,635	476,396
5% First Priority Senior Subordinated Debentures due 2003	263,222	251,258
4 ½% Second Priority Senior Subordinated Debentures (Series A) due 2004	123,922	118,910
4% Second Priority Senior Subordinated Debentures (Series B) due 2004	20,368	19,627
Yen Loans	168,983	144,411
7 ½% Cityplace Term Loan due 2005	220,068	214,205
Capital lease obligations	163,487	187,991
Other	2,930	2,434

	1,434,615	1,415,232
Less: Current portion of commercial paper	71,635	—
Long-term debt due within one year	79,073	48,609

	$1,283,907	$1,366,623

Revolving Credit Facility – The Company is obligated to a group of lenders under a $200 million unsecured revolving credit agreement (“Credit Agreement”). The Credit Agreement includes a sublimit of $150 million for letters of credit. The revolving credit facility expires in January 2006. At December 31, 2002, outstanding letters of credit under the facility totaled $79.1 million, which reduced available funds under the revolver to $120.9 million.

Interest on the borrowings under the revolving credit facility is generally payable quarterly and is based on a variable rate equal to the administrative agent bank’s base rate (4.25% at December 31, 2002) or, at the Company’s option, at a rate equal to a reserve-adjusted Eurodollar rate plus a margin determined by the Company’s credit ratings for senior long-term indebtedness. As of December 31, 2002, the one-month Eurodollar rate was 1.36% and the applicable margin rate was 0.725%. The applicable margin rate is a modified rate that became effective on March 31, 2002, at the time that the Company executed an amendment to the Credit Agreement.

A facility fee of 0.15% per year is charged on the aggregate amount of the revolving credit facility. In addition, if the average outstanding balance of the facility is greater than or equal to two-thirds of the available borrowings under the facility, a utilization fee is charged on the average outstanding principal amount of loans and the undrawn face amount of the letters of credit. The utilization fee is also tied to the Company’s senior long-term indebtedness as described above, and was 0.375% as of December 31, 2002. All fees are paid quarterly.

The Credit Agreement, as amended, contains various financial and operating covenants that require, among other things, the maintenance of certain financial ratios including interest and rent coverage, consolidated total indebtedness and consolidated senior indebtedness to earnings before interest, income taxes, depreciation, amortization and the interest component of rent expense on certain lease facilities. The Credit Agreement also contains various covenants that, among other things (a) limit the Company’s ability to incur or guarantee indebtedness or other liabilities other than under the Credit Agreement; (b) limit the Company’s ability to engage in asset sales and sale/leaseback transactions; (c) limit the types of investments the Company can make; and (d) limit the Company’s ability to pay cash dividends or redeem or prepay principal and interest on any subordinated debt.

Commercial Paper – The availability of borrowings under the Company’s commercial paper facility is $650 million. At December 31, 2001 and 2002, $400.0 million and $476.4 million of the respective $471.6 million and $476.4 million outstanding principal amounts, net of discount, was classified as long-term debt since the Company intends to maintain at least these amounts outstanding during the next year. Such debt is unsecured and is fully and unconditionally guaranteed by IY. IY has agreed to continue its guarantee of all commercial paper issued through 2004. While it is not anticipated that IY would be required to perform under its commercial paper guarantee, in the event IY makes any payments under the guarantee, the Company and IY have entered into an agreement by which the Company is required to reimburse IY subject to certain restrictions in the Credit Agreement. The restrictions principally specify that no reimbursements can be made until one year after repayment in full of amounts outstanding under the Credit Agreement. The weighted-average interest rate was 2.0% and 1.5% on commercial paper borrowings outstanding at December 31, 2001 and 2002, respectively.

Debentures – The Debentures are accounted for in accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructuring,” and were recorded at an amount equal to the future undiscounted cash payments, both principal and interest (“SFAS No. 15 Interest”). Accordingly, no interest expense will be recognized over the life of these securities, and cash interest payments will be charged against the recorded amount of such securities. Interest on all of the Debentures is payable in cash semiannually on June 15 and December 15 of each year.

The 5% First Priority Senior Subordinated Debentures, due December 15, 2003, had an outstanding principal balance of $239.3 million at December 31, 2002, and are redeemable at any time at the Company’s option at 100% of the principal amount.

The Second Priority Senior Subordinated Debentures are redeemable at any time at the Company’s option at 100% of the principal amount and are described as follows:

– 4 ½% Series A Debentures, due June 15, 2004, had an outstanding principal balance of $111.4 million at December 31, 2002.

– 4% Series B Debentures, due June 15, 2004, had an outstanding principal balance of $18.5 million at December 31, 2002.

The Debentures contain certain covenants that, among other things (a) limit the payment of dividends and certain other restricted payments by both the Company and its subsidiaries; (b) require the purchase by the Company of the Debentures at the option of the holder upon a change of control; (c) limit additional indebtedness; (d) limit future exchange offers; (e) limit the repayment of subordinated indebtedness; (f) require board approval of certain asset sales; (g) limit transactions with certain stockholders and affiliates; and (h) limit consolidations, mergers and the conveyance of all or substantially all of the Company’s assets.

The First and Second Priority Senior Subordinated Debentures are subordinate to the borrowings outstanding under the Credit Agreement and to outstanding mortgages and notes that are either backed by specific collateral or are general unsecured, unsubordinated obligations. The Second Priority Debentures are subordinate to the First Priority Debentures.

During 2003, the Company intends to retire all outstanding Debentures with proceeds from a financing agreement with SEJ (see “SEJ Notes” below). The Company anticipates that it will recognize a gain when the Debentures are retired as a result of the inclusion of SFAS No. 15 Interest in the carrying amount of the debt. All Debentures are classified as noncurrent, and maturities reflect the terms of the SEJ Notes.

Yen Loans – The Company has monetized its future royalty payments from SEJ, its area licensee in Japan, through fixed-rate yen-denominated loans that are nonrecourse to the Company as to principal and interest. These loans, which are referred to as the “1988 Yen Loan,” the “1998 Yen Loan” and the “2001 Yen Loan,” are collateralized by the Japanese trademarks and a pledge of the future area license royalty payments from SEJ. The 1988 Yen Loan was repaid in August 2001.

As of December 31, 2002, the principal balance on the 1998 Yen Loan was 7.2 billion yen or $60.2 million at the exchange rate in effect on that date (118.76). The 1998 Yen Loan has an interest rate of 2.3%, and principal and interest are paid semiannually from the SEJ area license royalty income. In August 2002, the royalty rate from SEJ was reduced in accordance with the terms of the license agreement (see Note 1). Based on current royalty income projections, the final payment will be made in 2006.

As of December 31, 2002, the principal balance on the 2001 Yen Loan was 10 billion yen or $84.2 million at the exchange rate in effect on that date (118.76). The 2001 Yen Loan has an interest rate of 1.8%, and principal and interest are payable from the SEJ area license royalty income. Semiannual principal payments commence April 2007, and semiannual interest payments began October 2002 in accordance with the loan agreement. Interest expense exceeds interest paid until commencement of principal payments in 2007, at which time interest paid will exceed interest expense. Based on current royalty income projections, the final payment will be made in 2011.

The 1998 Yen Loan and the 2001 Yen Loan were funded by entities formed by the lenders. The Company has no management control or equity interest in these entities. The Company’s obligation to the entities is known (i.e., principal and interest payments as defined in the loan agreements), and the Company has no contingent obligations. The entities enable lenders to convert a portion of the Company’s fixed-rate debt to variable-rate debt and to receive interest payments on a current basis.

The SEJ area license royalty is remitted monthly into a yen-denominated account for the benefit of the Company. Principal and interest payments on the 1998 and 2001 Yen Loans are made from this account semiannually in accordance with the loan agreements. After the semiannual principal and interest payments are made from this account, any excess amount, as defined by the loan agreements, is released to the Company for general-purpose use. The account held 329.9 million yen or $2.8 million at December 31, 2002 (see Note 4).

By using its SEJ royalty receipts to service the principal and interest payments on the yen loans, the Company has an economic hedge against fluctuations in the Japanese yen to U.S. dollar exchange rate. As a result of this hedge, the 1988 and 1998 yen loans and related interest expense and payable were recorded in the Company’s consolidated financial statements as of December 31, 2000, utilizing the Japanese yen to U.S. dollar exchange rates in effect at the date of the borrowings (125.35 for the 1988 Yen Loan and 129.53 for the 1998 Yen Loan). Additionally, the SEJ royalty for the year ended December 31, 2000, was recorded at the 125.35 exchange rate as it was utilized to service the 1988 Yen Loan.

Although SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” nullified the hedge accounting treatment the Company was applying to the SEJ royalty and yen loans, the Company’s economic hedge against changes in the Japanese yen to U.S. dollar exchange rate remains in place. Upon adoption of SFAS No. 133 on January 1, 2001, the Company adjusted the outstanding yen loans, related interest payable and the SEJ royalty receivable to reflect the Japanese yen to U.S. dollar exchange rate quoted for January 1, 2001 (114.35). As a result, the Company increased the yen loans, related interest payable and SEJ royalty receivable by $16.1 million, with an offsetting charge of $9.8 million (net of deferred taxes of $6.3 million) to Cumulative Effect of Accounting Change in the Consolidated Statements of Earnings.

The Company adjusts the balance of the yen loans at each reporting date to reflect the current Japanese yen to U.S. dollar exchange rate, and the resultant foreign currency exchange gain or loss is recognized in earnings. In addition, the Company records the SEJ royalty and interest expense on the yen loans at the average Japanese yen to U.S. dollar exchange rate for the respective periods. The Company recorded $15.9 million and ($15.1) million of net conversion gain (loss) in OSG&A from the adjustment of the yen loans to the Japanese yen to U.S. dollar exchange rate for the years ended December 31, 2001 and 2002, respectively.

Cityplace Term Loan – Cityplace Center East Corporation (“CCEC”), a subsidiary of the Company, constructed the headquarters tower, parking garages and related facilities of the Cityplace Center development and is currently obligated to The UFJ Bank, Limited, New York Branch (“UFJ”), which has a lien on the property financed. The debt with UFJ has monthly payments of principal and interest based on a 25-year amortization at 7.5%, with the remaining principal of $199.3 million due on March 1, 2005 (the “Cityplace Term Loan”). In December 2000, the Company purchased and retired approximately $36.1 million of the outstanding principal for $33.2 million. This resulted in a gain of $2.9 million, which is included in OSG&A in the accompanying Consolidated Statements of Earnings. Under the terms of the Cityplace Term Loan, the Company is required to maintain cash reserves of $15 million (see Note 6).

The Company leases the building from CCEC, occupying part of the building as its corporate headquarters and subleasing the balance to third parties. CCEC pays to UFJ an amount that is equal to the Company’s rental payments on the property. Upon sale or refinancing of the building, CCEC will pay to UFJ 60% of the proceeds less $275 million and permitted costs.

Maturities – Long-term debt maturities assume the continuance of the commercial paper program and the IY guarantee. The maturities, which include capital lease obligations as well as SFAS No. 15 Interest accounted for in the recorded amount of the Debentures, are as follows (dollars in thousands):

2003	$48,609
2004	39,362
2005	232,643
2006	79,610
2007	126,116
Thereafter	888,892

$1,415,232

SEJ Notes – In January 2003, the Company entered into a note purchase agreement that authorizes the issuance and sale of up to $400 million aggregate principal amount of Senior Subordinated Notes due January 27, 2010 (“Notes”) to SEJ. The Notes, which will be used for general corporate purposes and to retire the Debentures, will be issued by the Company and purchased by SEJ in multiple tranches through December 30, 2003. Interest on the Notes is calculated for each tranche on its issuance date and is set by a formula tied to the United States Treasury Rate and Japanese government bond rates. The Notes are subordinate to all obligations outstanding under the Credit Agreement. The Company is required to repay the Notes in eight equal semiannual installments beginning July 2006 and ending January 2010, and interest payments on the unpaid balance of the Notes are required semiannually beginning January 2003. On January 10, 2003, the Company received $100 million from SEJ under the note purchase agreement; the interest rate on this tranche is stated at 3.41%.

10. CONVERTIBLE QUARTERLY INCOME DEBT SECURITIES

In November 1995, the Company issued $300 million principal amount of Convertible Quarterly Income Debt Securities due 2010 (“1995 QUIDS”) to IY and SEJ. The 1995 QUIDS have no amortization, and interest of 4.5% is payable semiannually. The Company has the right to defer interest payments at any time for up to 20 consecutive quarters. The holder of the 1995 QUIDS can convert the debt any time at a rate of $20.80 per share of the Company’s common stock. The conversion rate represents a premium to the market value of the Company’s common stock at the time of issuance of the 1995 QUIDS.

In February 1998, the Company issued $80 million principal amount of Convertible Quarterly Income Debt Securities Due 2013 (“1998 QUIDS”) to IY and SEJ. The 1998 QUIDS have no amortization, and interest of 4.5% is payable semiannually. The instrument gives the Company the right to defer interest payments thereon for up to 20 consecutive quarters. The debt mandatorily converts into 6,501,686 shares of the Company’s common stock if (a) the Company’s stock trades above $12.30 for 20 of 30 consecutive trading days after the fifth anniversary of issuance; (b) the Company’s stock trades above $14.77 for 20 of 30 consecutive trading days after the third anniversary of issuance and before the fifth anniversary; or (c) the Company’s stock closes at or above $12.30 on the last trading day prior to maturity. The 1998 QUIDS, together with the 1995 QUIDS (collectively, “Convertible Debt”), are subordinate to all existing debt.

The financial statements include interest payable of $760,000 as of December 31, 2001 and 2002, as well as interest expense of $17.4 million for the years ended December 31, 2000, 2001 and 2002, related to the Convertible Debt. As of December 31, 2002, no shares had been issued as a result of debt conversion, and the Company had not deferred any interest payments in connection with the Convertible Debt.

11. FINANCIAL INSTRUMENTS

Fair Value – The disclosure of the estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies as indicated below.

The carrying amounts of cash and cash equivalents, trade accounts receivable, trade accounts payable and accrued expenses and other liabilities are reasonable estimates of their fair values. Letters of credit are included in the estimated fair value of accrued expenses and other liabilities.

The carrying amounts and estimated fair values of other financial instruments as of December 31, 2002, are listed in the following table:

	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Commercial Paper	$476,396	$476,396
Debentures	389,795	356,152
Yen Loans	144,411	146,064
Cityplace Term Loan	214,205	222,708
Convertible Debt	380,000	380,000
Interest Rate Swap	14,560	14,560

The methods and assumptions used in estimating the fair value for each of the classes of financial instruments presented in the table above are as follows:

–	Commercial paper borrowings are sold at market interest rates and have an average remaining maturity of less than 26 days. Therefore, the carrying amount of commercial paper is a reasonable estimate of its fair value. The guarantee of the commercial paper by IY is an integral part of the estimated fair value of the commercial paper borrowings.

–	The fair value of the Debentures is estimated based on December 31, 2002, bid prices obtained from investment banking firms where traders regularly make a market for these financial instruments. The carrying amount of the Debentures includes $20.6 million of SFAS No. 15 Interest.

–	The fair value of the Yen Loans is estimated by calculating the present value of the future yen cash flows at current interest and exchange rates.

–	The fair value of the Cityplace Term Loan is estimated by calculating the present value of the future cash flows at a current interest rate for a similar financial instrument.

–	It is not practicable, without incurring excessive costs, to estimate the fair value of the Convertible Debt (see Note 10) at December 31, 2002. The fair value would be the sum of the fair values assigned to both an interest rate and an equity component of the debt by a valuation firm.

-	The fair value of the Interest Rate Swap is estimated based on discounted cash flows for the term of the swap using forward three-month LIBOR rates as of December 31, 2002, and represents the estimated amount the Company would pay if the Company chose to terminate the swap as of December 31, 2002.

Derivatives – The Company adopted the provisions of SFAS No. 133 as of January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

The Company uses derivative financial instruments to reduce its exposure to market risk resulting from fluctuations in foreign exchange rates and interest rates. The Company is party to a $250 million notional principal amount interest rate swap agreement. The Company currently pays a fixed interest rate of 6.096% on the $250 million notional amount until February 2004. A major financial institution, as counterparty to the agreement, pays the Company interest at a floating rate based on three-month LIBOR on the notional amount during the term of the agreement. Interest payments are made quarterly on a net settlement basis. The interest rate swap has been accounted for as a hedge and, accordingly, any difference between amounts paid and received is recorded as interest expense. The impact on net interest expense as a result of this agreement was nominally favorable for the year ended December 31, 2000, and was an increase of $4.3 million and $10.9 million for the years ended December 31, 2001 and 2002, respectively. The Company is at risk of loss from this swap agreement in the event of nonperformance by the counterparty when the floating interest rate exceeds the Company’s fixed interest rate.

Under SFAS No. 133, the $250 million interest rate swap is treated as a cash flow hedge of the Company’s interest rate exposure in connection with its commercial paper program. Upon adoption of SFAS No. 133 on January 1, 2001, the Company recorded a liability of $2.0 million representing the fair value of the interest rate swap as of January 1, 2001, with the offset of $1.2 million (net of deferred taxes of $784,000) to Accumulated Other Comprehensive Earnings. The Company adjusts the carrying value of the interest rate swap to fair value at each reporting date with a corresponding offset to Accumulated Other Comprehensive Earnings. Additionally, the Company reviews the effectiveness of the interest rate swap at each reporting date and recognizes the ineffective portion of the interest rate swap in earnings for the period reported. The Company recognized charges of $310,000 and $440,000 to interest expense in connection with ineffectiveness for the years ended December 31, 2001 and 2002, respectively.

In addition, upon adoption of SFAS No. 133, the Company transferred January 1, 2001, asset and liability balances of $2.4 million and ($4.3 million), respectively, related to previous interest rate swap activity, to Accumulated Other Comprehensive Earnings. These balances will continue to be amortized into earnings as an adjustment to interest expense through February 2004.

12. LEASES

Leases – Certain property and equipment used in the Company’s business is leased. Generally, real estate leases are for primary terms from 14 to 20 years with options to renew for additional periods, and equipment leases are for terms from one to 10 years.

In 1999 the Company entered into a lease facility that provided $96.6 million in off-balance sheet financing, which was used for constructing new stores and acquiring operating convenience stores from third parties not affiliated with the Company. Under the agreement, a trust funded by a group of senior lenders either acquired land and undertook construction projects with the Company acting as the construction agent or acquired operating convenience stores. After a store was constructed or acquired, the trust leased the store to the Company for an amount equal to the interest expense on the applicable store’s construction costs or, in the case of operating convenience stores, the acquisition price of the land, building, motor fuels equipment and other fixtures, at LIBOR plus 2.1%. The base lease term under this facility expires in February 2005. In 2002, the Company purchased two of the stores for a total of $3.3 million.

In 2001 the Company entered into an additional lease facility that provides up to $100 million in off-balance sheet financing with essentially the same terms as the 1999 facility. Rent expense on stores constructed or purchased with money from this facility is equal to the interest expense on the applicable store’s construction costs or, in the case of operating convenience stores acquired, the acquisition price of the land, building, motor fuels equipment and other fixtures, at LIBOR plus 1.1%. The base lease term under this facility expires in July 2006 and, as of December 31, 2002, the trust had funded $96.7 million from this facility.

Under both agreements, after the initial lease term has expired, the Company has the option of (a) extending the lease for an additional period subject to the approval of the trust; (b) purchasing the property for an amount approximating the trust’s interest in such property, which is equal to the total amount of funds advanced by the trust; or (c) vacating the property, arranging for the sale to a third party and paying the trust the net proceeds from the sale. If the sale proceeds are less than the trust’s interest in the property, the Company is required to reimburse the trust for the deficiency (such reimbursement not to exceed 84% of the trust’s interest in the property). If the sale proceeds exceed the trust’s interest in the properties, the Company is entitled to all of such excess amounts. The leases, which are accounted for as operating leases, contain financial and operating covenants similar to those under the Company’s Credit Agreement (see Note 9). The Company paid $6.4 million in rent expense to the trusts in 2002.

The trusts, which have no assets or obligations other than those associated with the Company, are substantive entities in which a major financial institution is the primary equity holder. The Company has no management control or equity interest in the trusts. The Company’s obligation to the trusts is known (i.e., the rental payments), and the Company has no contingent obligation other than the guaranteed residual value noted above. The Company estimates that the fair value of the trusts’ assets as of December 31, 2002, is greater than or equal to original construction or acquisition costs; therefore, the guarantee of residual value is not recorded as a liability in the Company’s consolidated financial statements. The maximum potential amount of future payments the Company could be required to make under the guarantee is 84% of the trusts’ interest in the properties, as noted above, or approximately $160 million.

In 2000 the Company entered into sale-leaseback agreements whereby land, buildings and associated real and personal property improvements were sold and leased back by the Company. The Company received net proceeds of $71.9 million on the sale of 33 stores. The gain on the sale of the properties of approximately $12 million was deferred and is being recognized on a straight-line basis over the initial term of the leases.

Under the terms of the sale-leaseback agreements, the Company will make rental payments over terms ranging from 16 to 18½ years. At the expiration of the initial lease term, the Company will have the option of renewing the lease for up to six renewal terms of up to five years per renewal term at predetermined increases. The leases do not contain purchase options or guaranteed residual values; however, the Company has the right of first refusal after the first five years of the initial lease term with respect to any offers to purchase the properties which the lessor receives. The leases are being accounted for as operating leases.

Effective November 2002, the Company entered into a lease agreement with a third-party institution whereby the Company will lease up to $53.0 million of Vcom equipment with funding provided by the third-party institution. The leases are being accounted for as capital leases having a five-year lease term from the date of funding, and funding occurs on a monthly basis from December 27, 2002, through March 31, 2003. During the term of the lease, the Company may elect to purchase all (but not less than all) of the Vcom equipment then under lease for a purchase price generally equal to the total asset balance plus any accrued and unpaid rent. Additionally, the Company may elect to terminate the lease of all (but not less than all) Vcom equipment then under lease by electing a cash sale of such equipment to a third party.

At the end of the lease, the Company may elect to (a) renew the lease for all (but not less than all) of the equipment for a period mutually agreed upon by the Company and the third-party institution or (b) purchase or sell the equipment under the same terms as above. The third-party institution may agree or decline to renew the lease at its sole discretion. The interest rate is LIBOR plus 1.25%. As of December 31, 2002, the Company had recorded $8.6 million in capital lease liabilities resulting from funding under the lease agreement.

The Company is party to a $115 million master lease facility used primarily for electronic point-of-sale equipment and software associated with the Company’s retail information system. The leases relating to point-of-sale equipment are accounted for as operating leases. The leases relating to software are accounted for as capital leases.

Individual leases under this master lease facility have base terms that will expire at various times during the period September 30, 2002, through September 30, 2004, at which time the Company has an option to cancel all leases under this facility by purchasing the equipment or arranging its sale to a third party. The Company has an option to renew the leases semiannually until five years after the beginning of the individual leases. At each semiannual renewal date, the Company has the option to purchase the equipment and end the lease. Individual leases may be extended beyond five years through an extended rental agreement. One lease under this master lease facility expired in the third quarter of 2002, and the Company exercised its option to end the lease by purchasing the software associated with the lease.

The composition of capital leases reflected as property and equipment in the Consolidated Balance Sheets is as follows:

	December 31
	2001	2002
	(Dollars in thousands)
Buildings	$189,965	$208,546
Equipment	2,210	10,196
Software	40,813	40,813

	232,988	259,555
Accumulated amortization	(85,014)	(91,451)

	$147,974	$168,104

The present value of future minimum lease payments for capital lease obligations is reflected in the Consolidated Balance Sheets as long-term debt. The amount representing imputed interest necessary to reduce net minimum lease payments to present value has been calculated generally at the Company’s incremental borrowing rate at the inception of each lease.

Future minimum lease payments for years ending December 31 are as follows:

	Capital Leases	Operating Leases
	(Dollars in thousands)
2003	$29,051	$197,369
2004	28,599	180,110
2005	27,923	147,138
2006	26,780	117,321
2007	25,527	91,014
Thereafter	195,968	631,718

Future minimum lease payments	333,848	$1,364,670

Estimated executory costs	(73)
Amount representing imputed interest	(145,786)

Present value of future minimum lease payments	$187,989

Minimum noncancelable sublease rental income to be received in the future, which is not included above as an offset to future payments, totals $7.4 million for capital leases and $6.5 million for operating leases.

Rent expense on operating leases for the years ended December 31, 2000, 2001 and 2002, totaled $195.8 million, $211.2 million and $223.4 million, respectively, including contingent rent expense of $12.4 million, $13.2 million and $12.9 million, which has been reduced by sublease rent income of $3.8 million, $3.6 million and $3.6 million. Contingent rent expense on capital leases for the years ended December 31, 2000, 2001 and 2002, was $1.6 million, $1.5 million and $1.5 million, respectively. Contingent rent expense is generally based on sales levels or changes in the Consumer Price Index.

Leases with the Savings and Profit Sharing Plan – At December 31, 2002, the 7-Eleven, Inc. Employees’ Savings and Profit Sharing Plan (“Savings and Profit Sharing Plan”) owned one store leased to the Company under a capital lease and 421 stores leased to the Company under operating leases at rentals which, in the opinion of management, approximated market rates at the inception date of each lease. In addition, in 2000, 2001 and 2002, there were 24, 71 and 44 leases, respectively, that either expired or, as a result of properties that were sold by the Savings and Profit Sharing Plan to third parties, were canceled or assigned to the new owner. Also, the Company exercised its right of first refusal and purchased 19, two and 10 properties from the Savings and Profit Sharing Plan in 2000, 2001 and 2002, respectively, for an aggregate purchase price of $9.2 million, $748,000 and $3.4 million in the respective years.

Rent expense under operating leases and amortization of capital lease assets were $18.3 million, $17.6 million and $16.2 million for the years ended December 31, 2000, 2001 and 2002, respectively, for leases with the Savings and Profit Sharing Plan.

13. BENEFIT PLANS

Profit Sharing Plans – The Company maintains the Savings and Profit Sharing Plan for its U.S. employees and the 7-Eleven Canada, Inc. Pension Plan for its Canadian employees. These plans provide retirement benefits to eligible employees.

Contributions to the Savings and Profit Sharing Plan, a 401(k) defined contribution plan, are made by both the participants and 7-Eleven. The Savings and Profit Sharing Plan was amended prospectively on February 1, 2002, such that 7-Eleven contributes an amount determined at the discretion of the Company. The contribution by the Company is generally allocated to the participants on the basis of their individual contribution and years of participation in the Savings and Profit Sharing Plan. The provisions of the 7-Eleven Canada, Inc. Pension Plan are similar to those of the Savings and Profit Sharing Plan. Total contributions to these plans for the years ended December 31, 2000, 2001 and 2002, were $16.0 million, $15.0 million and $13.5 million, respectively, and are included in OSG&A.

Postretirement Benefits – The Company’s group insurance plan (the “Insurance Plan”) provides postretirement medical and dental benefits for all retirees that meet certain criteria. Such criteria include continuous participation in the Insurance Plan ranging from 10 to 15 years depending on hire date, and the sum of age plus years of continuous service equal to at least 70. The Insurance Plan was amended in 2002 to provide for certain changes to eligibility requirements effective January 1, 2003. The Company contributes toward the cost of the Insurance Plan a fixed dollar amount per retiree based on age and number of dependents covered, as adjusted for actual claims experience. All other future costs and cost increases will be paid by the retirees. The Company continues to fund its cost on a cash basis; therefore, no plan assets have been accumulated.

In 2000 the Company changed its method of amortization such that, if cumulative unrecognized gains or losses at the beginning of a period exceed 40% of the accumulated postretirement benefit obligation, the entire unrecognized gain or loss will be amortized over a three-year period beginning in the subsequent year. The Company believes this new method of amortization results in a more accurate reflection of its postretirement benefit obligation by providing for more immediate recognition of gains and losses. Because the 40% threshold was first exceeded at the beginning of 2000, the accelerated amortization method was first applied in 2001. This change in accounting principle had no impact on the Company’s 2000 results of operations and increased the amortization of the actuarial gain in 2001 and 2002 by approximately $2 million.

The following information on the Company’s Insurance Plan is provided:

	December 31
	2001	2002
	(Dollars in thousands)
Change in Benefit Obligation
Net benefit obligation at beginning of year	$20,178	$22,346
Service cost	573	694
Interest cost	1,557	1,566
Plan participants’ contributions	4,391	3,692
Plan amendments	—	2,912
Actuarial (gain) loss	1,472	(3,715)
Gross benefits paid	(5,825)	(4,930)

Net benefit obligation at end of year	$22,346	$22,565

Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	1,434	1,238
Plan participants’ contributions	4,391	3,692
Gross benefits paid	(5,825)	(4,930)

Fair value of plan assets at end of year	$—	$—

Funded status at end of year	$(22,346)	$(22,565)
Unrecognized net actuarial gain	(4,053)	(4,938)
Unrecognized prior service cost	—	2,912

Accrued benefit costs	$(26,399)	$(24,591)

	Years Ended December 31
	2000	2001	2002
	(Dollars in thousands)
Components of Net Periodic Benefit Cost
Service cost	$559	$573	$694
Interest cost	1,530	1,557	1,566
Amortization of actuarial gain	(691)	(2,964)	(2,829)

Net periodic benefit cost (benefit)	$1,398	$(834)	$(569)

End-of-Year Assumptions Used
Discount rate	7.75%	7.00%	6.75%
Health care cost trend on covered charges
2001 trend	12.00%	N/A	N/A
2002 trend	10.00%	10.00%	N/A
2003 trend	9.00%	9.00%	13.00%
Ultimate trend	6.00%	6.00%	6.00%
Ultimate trend reached in	2006	2006	2010

There is no effect of a one-percentage-point increase or decrease in assumed health care cost trend rates on either the total service and interest cost components or the postretirement benefit obligation for the years ended December 31, 2000, 2001 and 2002, as the Company contributes a fixed dollar amount.

Executive Protection Plan – The Company maintains the Executive Protection Plan (“EPP”), which is a supplementary benefit plan, for certain key employees of the Company. In addition to the disability and life insurance coverage available to all full-time employees of the Company, the EPP participants are eligible for supplemental disability benefits and life insurance coverage before they retire. After they retire, they are eligible for the postretirement income benefits of the EPP. No EPP assets have been accumulated as the Company funds its costs on a cash basis.

The following information on the Company’s EPP is provided:

	December 31
	2001	2002
	(Dollars in thousands)
Change in Benefit Obligation
Net benefit obligation at beginning of year	$12,378	$14,131
Service cost	454	513
Interest cost	935	993
Actuarial loss	1,087	3,496
Gross benefits paid	(723)	(858)

Net benefit obligation at end of year	$14,131	$18,275

Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	723	858
Gross benefits paid	(723)	(858)

Fair value of plan assets at end of year	$—	$—

Funded status at end of year	$(14,131)	$(18,275)
Unrecognized net actuarial (gain) loss	(1,032)	2,464
Unrecognized prior service cost	4,469	4,003

Net amount recognized at end of year	$(10,694)	$(11,808)

Amounts recognized in statement of financial position consist of:
Accrued benefit liability	$(10,694)	$(11,808)
Additional minimum liability	(1,058)	(3,755)
Intangible asset	1,058	3,755

Net amount recognized	$(10,694)	$(11,808)

Accumulated Benefit Obligation (ABO)	$(11,753)	$(15,563)

	Years Ended December 31
	2000	2001	2002
	(Dollars in thousands)
Components of Net Periodic Benefit Cost
Service cost	$381	$454	$513
Interest cost	611	935	993
Amortization of prior service cost	—	465	465
Amortization of actuarial gain	(41)	(92)	—

Net periodic benefit cost	$951	$1,762	$1,971

End-of-Year Assumptions Used
Discount rate	7.75%	7.00%	6.75%
Rate of compensation increase	6.00%	6.00%	5.00%

14. COMMITMENTS AND CONTINGENCIES

Distribution Services – In July 2002, the Company signed a 40-month service agreement with McLane Company, Inc. (“McLane”) under which McLane provides its distribution services to 7-Eleven stores and designated combined distribution centers in the United States. The agreement became effective in September 2002 and replaces an agreement that expired in November 2002. Under the terms of the agreement, the Company’s corporate stores are required to purchase a minimum percentage of eligible purchases from McLane. The Company exceeded the minimum percentage in 2002 and expects to exceed it in 2003.

Gasoline Supply – The Company has a 20-year product purchase agreement with Citgo Petroleum Corporation (“Citgo”) to buy specified quantities of gasoline at market prices. The agreement expires September 2006. The market prices are determined pursuant to a formula based on the prices posted by gasoline wholesalers in the various market areas where the Company purchases gasoline from Citgo. Minimum required annual purchases under this agreement are generally the lesser of 750 million gallons or 35% of gasoline purchased by the Company for retail sale. The Company has met the minimum required annual purchases each year and expects to meet the minimum required annual purchase levels in 2003.

Information Technology– In January 2002, the Company entered into a seven-year contract with an information technology service provider. The Company is required to purchase a minimum of $25 million of services annually. In addition, the Company has other information technology service provider contracts whereby it is required to purchase a minimum of approximately $40 million of services in 2003 and 2004 and $35 million in 2005. The Company has historically exceeded these thresholds for information technology expenditures and expects to fully utilize the required minimum level of services in the future.

Product Commitments – The Company has various contracts for product purchases that require it to purchase a minimum amount of products annually. The Company has generally exceeded such minimum requirements in the past and expects to continue doing so for the foreseeable future. Failure to satisfy the minimum purchase requirements could result in termination of the contracts, changes in pricing of the products and payments to the applicable provider(s) of a predetermined percentage of the commitment(s).

Environmental – The Company accrues for the anticipated future costs and the related probable state reimbursement amounts for remediation activities at its existing and previously operated gasoline storage sites where releases of regulated substances have been detected. At December 31, 2001 and 2002, the Company’s estimated undiscounted liability for these sites was $31.4 million and $36.5 million, respectively, of which $15.0 million and $17.7 million are included in deferred credits and other liabilities and the remainder is included in accrued expenses and other liabilities (see Notes 7 and 8). The Company anticipates that substantially all of the future remediation costs for detected releases at these sites as of December 31, 2002, will be incurred within the next five or six years.

Under state reimbursement programs, the Company is eligible to receive reimbursement for a portion of future remediation costs, as well as a portion of remediation costs previously paid. Accordingly, at December 31, 2001 and 2002, the Company has recorded net receivable amounts of $54.0 million and $60.0 million, respectively, for the estimated probable state reimbursements, of which $33.3 million and $34.1 million relate to remediation costs incurred in the state of California. Of the total receivables, $46.6 million and $53.5 million are included in other assets, and the remainder is included in accounts receivable (see Notes 2 and 6). In assessing the probability of state reimbursements, the Company takes into consideration each state’s fund balance, revenue sources, existing claim backlog, status of cleanup activity and claim ranking. As a result of these assessments, the recorded receivable amounts in other assets are net of an allowance of $10.8 million as of December 31, 2001 and 2002.

While there is no assurance of the timing of the receipt of state reimbursement funds, based on the Company’s experience, the Company expects to receive the majority of state reimbursement funds, except from California, within one to three years after payment of eligible remediation expenses, assuming that the state administrative procedures for processing such reimbursements follow historic payment practices. The Company estimates that it will receive reimbursement of most of its identified remediation expenses in California, although it may take one to 10 years to receive those reimbursement funds. As a result of the timing in receiving reimbursement funds from the various states, the portion of the recorded receivable amounts related to remedial activities that have already been completed has been discounted at approximately 5.0% and 3.9% in 2001 and 2002, respectively, to reflect present values. Thus, the 2001 and 2002 recorded receivable amounts are also net of present value discounts of $11.1 million and $8.8 million, respectively.

The Company has recognized remediation expenses of $9.2 million, $20.1 million and $23.7 million, net of recoveries of $7.8 million, $9.4 million and $11.5 million, for the years ended December 31, 2000, 2001 and 2002, respectively. Such expenses are reflected in OSG&A expense in the accompanying Consolidated Statements of Earnings. The estimated future remediation expenditures and related state reimbursement amounts could change within the near future as governmental requirements and state reimbursement programs continue to be revised. Such revisions could have a material impact on the Company’s operations and financial position.

Other – As of December 31, 2002, the Company has guaranteed $3.7 million of a five-year, $15 million note between the Company’s equity affiliate in Mexico and a third-party lending institution. The affiliate obtained the loan for the purpose of restructuring existing debt. The guaranteed amount is the maximum potential amount that the Company could be required to pay in the event of default by its affiliate.

The Company has contracts with its combined distribution center operators that require it to provide a certain level of financial support. The Company estimates that it will pay approximately $5 million in such fees over the next three years.

15. EQUITY TRANSACTION

On March 16, 2000, the Company issued 22,736,842 shares of common stock at $23.75 per share to IYG Holding Company in a private placement transaction, which increased their ownership in the Company to 72.7% at that time. The net proceeds of $539.4 million were used to repay the outstanding balance on the Company’s bank term loan of $112.5 million and to reduce the Company’s revolving credit facility by approximately $250 million and commercial paper facility by approximately $177 million.

16. PREFERRED STOCK AND STOCK PLANS

Preferred Stock – The Company has 5 million shares of preferred stock authorized for issuance. Any preferred stock issued will have such rights, powers and preferences as determined by the Company’s Board of Directors.

Stock Incentive Plan – A summary of the status of the Stock Incentive Plan (see Note 1) as of December 31, 2000, 2001 and 2002, and changes during the years ended on those dates, is presented below:

	2000		2001		2002
Fixed Options	Shares (000’s)	Weighted-Average Exercise Price	Shares (000’s)	Weighted-Average Exercise Price	Shares (000’s)	Weighted-Average Exercise Price
Outstanding at beginning of year	3,094	$12.13	4,891	$14.95	5,524	$14.32
Granted	2,063	18.97	875	10.92	1,449	9.16
Exercised	(19)	13.52	(24)	9.44	(5)	9.46
Forfeited	(247)	13.27	(218)	15.38	(400)	13.78

Outstanding at end of year	4,891	14.95	5,524	14.32	6,568	13.22

Options exercisable at year-end	1,845	13.99	2,662	14.03	3,300	14.07
Weighted-average fair value of options granted during the year	$11.77		$6.58		$5.50

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Options Outstanding at 12/31/02 (000’s)	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Exercisable at 12/31/02 (000’s)	Weighted- Average Exercise Price
$ 9.12 –$10.92	3,354	8.05	$ 9.67	1,030	$ 9.68
12.35 – 13.38	477	4.93	12.37	472	12.35
15.00 – 15.94	999	3.30	15.45	999	15.45
19.00 – 19.06	1,738	6.95	19.00	799	19.00

9.12 – 19.06	6,568	6.81	13.22	3,300	14.07

The Stock Incentive Plan provides for the granting of other forms of stock-based awards to certain key employees and officers of the Company. In 2002 the Company granted 140,000 shares of restricted stock under the Stock Incentive Plan. The grants become 25% vested on the first anniversary of the date of grant and continue to vest an additional 25% each subsequent anniversary until fully vested. Upon issuance of the restricted stock, $1.3 million in unearned compensation equivalent to the market value at the date of grant was charged to shareholders’ equity in the accompanying Consolidated Balance Sheets. The amount will be amortized to expense over the four-year restriction period.

Stock Purchase Plans – In 1999 the Company adopted noncompensatory stock purchase plans that allow qualified employees and franchisees to acquire shares of the Company’s common stock at market value on the open market. The Company is responsible for the payment of all administrative fees for establishing and maintaining the stock purchase plans as well as the payment of all brokerage commissions for the purchase of shares by the plans’ independent administrator. In 2001 the Company added a matching-contribution component to the employee plan equal to 10% of the individual’s common stock purchases for the year with certain restrictions applying. The Company’s matching contribution was $73,000 for the year ended December 31, 2002.

Stock Compensation Plan for Non-Employee Directors – In 1998 the Company established the Stock Compensation Plan for Non-Employee Directors under which up to an aggregate of 240,000 shares of the Company’s common stock is authorized to be issued to its non-employee directors. Eligible directors may elect to receive all, none or a portion of their directors’ fees in shares of the Company’s common stock. During 2000, 2001 and 2002, respectively, 12,785, 16,606 and 22,637 shares were issued under the plan.

17. INCOME TAXES

The components of earnings from continuing operations before income tax expense and cumulative effect of accounting change are as follows:

	Years Ended December 31
	2000	2001	2002
	(Dollars in thousands)
Domestic (including royalties of $77,119, $80,816 and $67,246 from area license agreements in foreign countries)	$147,334	$157,005	$78,536
Foreign	10,829	7,882	9,008

	$158,163	$164,887	$87,544

The provision for income tax expense on earnings from continuing operations before cumulative effect of accounting change in the accompanying Consolidated Statements of Earnings consists of the following:

	Years Ended December 31
	2000	2001	2002
	(Dollars in thousands)
Current
Federal	$2,260	$20,188	$796
Foreign	13,364	11,148	10,977
State	4,800	4,829	3,001

Subtotal	20,424	36,165	14,774
Deferred	28,507	28,141	20,244

Income tax expense on earnings from continuing operations before cumulative effect of accounting change	$48,931	$64,306	$35,018

Included in the accompanying Consolidated Statements of Shareholders’ Equity (Deficit) at December 31, 2000, 2001 and 2002, respectively, are $4.6 million, $3.3 million and $2.1 million of deferred income taxes provided on unrealized gains on marketable securities. Also, at December 31, 2001, there is a deferred income tax benefit of $5.5 million provided on unrealized losses on the Company’s interest rate swap (see Note 11).

Reconciliations of income tax expense on earnings from continuing operations before cumulative effect of accounting change at the federal statutory rate to the Company’s actual income tax expense provided are as follows:

	Years Ended December 31
	2000	2001	2002
	(Dollars in thousands)
Tax expense at federal statutory rate	$55,542	$58,171	$30,640
Federal income tax settlement	(12,490)	(1,522)	—
State income tax expense, net of federal income tax benefit	3,120	3,139	2,768
Foreign tax rate difference	(176)	2,117	(1,254)
Other	2,935	2,401	2,864

	$48,931	$64,306	$35,018

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31
	2001	2002
	(Dollars in thousands)
Deferred tax assets
Accrued liabilities	$26,284	$54,715
Compensation and benefits	27,766	30,445
Accrued insurance	26,072	27,004
Tax credit and NOL carryforwards	—	19,260
Debt issuance costs	7,308	12,268
SFAS No. 15 Interest	15,317	8,283
Other	6,060	6,704

Subtotal	108,807	158,679
Deferred tax liabilities
Property and equipment	(124,851)	(178,359)
Area license agreements	(41,050)	(42,102)
Other	(7,657)	(6,536)

Subtotal	(173,558)	(226,997)

Net deferred tax liability	$(64,751)	$(68,318)

At December 31, 2002, the Company had approximately $15.3 million of alternative minimum tax credit carryforwards with no expiration date and a tax benefit of $4.0 million from a regular tax NOL carryforward that will not expire until 2022.

18. EARNINGS PER COMMON SHARE

Computations for basic and diluted earnings per common share are presented below:

	Years Ended December 31
	2000	2001	2002
	(In thousands, except per-share data)
BASIC
Earnings from continuing operations before cumulative effect of accounting change	$109,232	$100,581	$52,526
Loss on discontinued operations	(940)	(7,014)	(11,610)
Cumulative effect of accounting change	—	(9,847)	(28,139)

Net earnings	$108,292	$83,720	$12,777

Weighted-average common shares outstanding	100,039	104,800	104,827

Earnings per common share from continuing operations before cumulative effect of accounting change	$1.09	$.96	$.50
Loss per common share on discontinued operations	(.01)	(.07)	(.11)
Loss per common share on cumulative effect of accounting change	—	(.09)	(.27)

Net earnings per common share	$1.08	$.80	$.12

DILUTED
Earnings from continuing operations before cumulative effect of accounting change	$109,232	$100,581	$52,526
Add interest on convertible quarterly income debt securities, net of tax – see Note 10	10,579	10,627	2,191

Earnings from continuing operations before cumulative effect of accounting change plus assumed conversions	119,811	111,208	54,717
Loss on discontinued operations	(940)	(7,014)	(11,610)
Cumulative effect of accounting change	—	(9,847)	(28,139)

Net earnings plus assumed conversions	$118,871	$94,347	$14,968

Weighted-average common shares outstanding (Basic)	100,039	104,800	104,827
Add effects of assumed conversions
Stock options and restricted stock – see Note 16 (1)	476	187	140
Convertible quarterly income debt securities – see Note 10 (2)	20,924	20,924	6,503

Weighted-average common shares outstanding plus shares from assumed conversions (Diluted)	121,439	125,911	111,470

Earnings per common share from continuing operations before cumulative effect of accounting change	$.99	$.89	$.48
Loss per common share on discontinued operations	(.01)	(.06)	(.10)
Loss per common share on cumulative effect of accounting change	—	(.08)	(.25)

Net earnings per common share	$.98	$.75	$.13

(1)	Stock options for 4,891, 3,412 and 6,568 shares of common stock for the years ended December 31, 2000, 2001 and 2002, respectively, have exercise prices that are greater than the average market prices of the common shares for each respective year.
(2)	The 1995 QUIDS are not assumed converted for the year ended December 31, 2002, as they have an antidilutive effect on earnings per common share.

19. OTHER RELATED PARTY TRANSACTIONS

Related Party Loan – In May 2002, a financial-services subsidiary of SEJ made a personal loan of 227.5 million Japanese yen (approximately $1.75 million) to one of the Company’s non-employee directors. The loan is secured by certain shares of stock owned by the director, bears interest at 2.6% and is due in May 2003. Interest expense incurred on the loan as of December 31, 2002, approximates $28,000.

20. RECENTLY ISSUED ACCOUNTING STANDARDS

Effective January 1, 2003, the Company adopted the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which was issued in July 2002 and is effective for exit or disposal activities initiated after December 31, 2002. The statement requires that costs associated with exit or disposal activities must be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs include lease termination costs and certain employee severance costs associated with a restructuring, discontinued operation or other exit or disposal activity. For the Company, these costs generally arise from store closings and will be recorded at the time the store is closed.

SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123,” was issued in December 2002 to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial statements for interim periods beginning after December 15, 2002. At the present time, the Company does not intend to adopt the fair-value-based method of accounting for its stock compensation plans.

Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” was issued in November 2002. The Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued (see Note 12). It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded. The initial recognition and measurement provisions of the Interpretation are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The Company anticipates that the adoption of this statement will not have a material, if any, impact on its financial statements.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51,” was issued in January 2003. The Interpretation addresses consolidation of variable interest entities (“VIEs”) to which the usual condition for consolidation described in Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” does not apply because the VIEs have no voting interests or otherwise are not subject to control through ownership of voting interests. It requires existing unconsolidated VIEs to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The provisions of the Interpretation are effective immediately for VIEs created after January 31, 2003, and to VIEs in which an entity obtains an interest after that date. An entity with a variable interest in a VIE created before February 1, 2003, must apply the provisions no later than the first reporting period beginning after June 15, 2003. The Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements. The Company expects to include the assets, liabilities, noncontrolling interests and results of activities of the trusts discussed in Note 12 in its consolidated financial statements effective July 1, 2003. It estimates that this will result in an after-tax, one-time cumulative effect charge of approximately $9 million to $12 million. On an annual basis, the Company expects the after-tax impact on earnings from continuing operations to be a charge of approximately $5 million to $7 million.

21. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 2001 and 2002, which has been restated due to the application of SFAS No. 144 (see Note 1), is as follows:

Year Ended December 31, 2001

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(Dollars in millions, except per-share data)
Merchandise sales	$1,534	$1,794	$1,893	$1,688	$6,909
Gasoline sales	657	767	713	576	2,713

Net sales	2,191	2,561	2,606	2,264	9,622

Merchandise gross profit	517	617	650	581	2,365
Gasoline gross profit	51	69	74	65	259

Gross profit	568	686	724	646	2,624

Income tax expense	2	21	27	14	64
Earnings from continuing operations before cumulative effect of accounting change	3	34	42	22	101
Loss on discontinued operations	—	(1)	(1)	(5)	(7)
Cumulative effect of accounting change	(10)	—	—	—	(10)

Net earnings (loss)	(7)	33	41	17	84
Net earnings per common share from continuing operations before cumulative effect of accounting change
Basic	.03	.32	.40	.20	.96
Diluted	.03	.29	.35	.20	.89
Net earnings (loss) per common share
Basic	(.07)	.31	.39	.16	.80
Diluted	(.07)	.28	.35	.16	.75

The first quarter includes a cumulative effect of accounting change expense of $9.8 million (net of deferred tax benefit of $6.3 million) from the adoption of SFAS No. 133. Also included in the first quarter’s earnings from continuing operations is a net conversion gain of $7.8 million (net of deferred taxes of $5.0 million) primarily resulting from adjusting the balance of the yen loans to reflect the end-of-period exchange rate of yen to U.S. dollar (see Note 9).

Year Ended December 31, 2002

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(Dollars in millions, except per-share data)
Merchandise sales	$1,608	$1,873	$1,997	$1,802	$7,280
Gasoline sales	568	733	768	761	2,830

Net sales	2,176	2,606	2,765	2,563	10,110

Merchandise gross profit	556	659	701	613	2,529
Gasoline gross profit	43	76	68	72	259

Gross profit	599	735	769	685	2,788

Income tax expense (benefit)	(1)	23	20	(7)	35
Earnings (loss) from continuing operations before cumulative effect of accounting change	(2)	34	31	(10)	53
Loss on discontinued operations	(9)	(1)	(1)	(1)	(12)
Cumulative effect of accounting change	(28)	—	—	—	(28)

Net earnings (loss)	(39)	33	30	(11)	13
Net earnings (loss) per common share from continuing operations before cumulative effect of accounting change
Basic	(.01)	.33	.28	(.10)	.50
Diluted	(.01)	.29	.26	(.10)	.48
Net earnings (loss) per common share
Basic	(.37)	.32	.28	(.11)	.12
Diluted	(.37)	.29	.25	(.11)	.13

The first quarter includes a cumulative effect of accounting change expense of $28.1 million (net of deferred tax benefit of $18.8 million) from the adoption of SFAS No. 143 (see Note 1). The second quarter’s earnings from continuing operations includes a net conversion loss of $8.4 million (net of deferred tax benefit of $5.6 million) primarily resulting from adjusting the balance of the yen loans to reflect the end-of-period exchange rate of yen to U.S. dollar (see Note 9). The fourth quarter’s earnings from continuing operations includes a charge of $8.3 million (net of deferred tax benefit of $5.5 million) related to planned store closings in 2003 (see Note 5).

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and

Shareholders of 7-Eleven, Inc.:

We have audited the accompanying consolidated balance sheets of 7-Eleven, Inc. and Subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of earnings, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 7-Eleven, Inc. and Subsidiaries as of December 31, 2001 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1, 5, 6, 8, 9 and 11 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in 2001 and the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” SFAS No. 143, “Accounting for Asset Retirement Obligations,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in 2002.

PRICEWATERHOUSECOOPERS LLP

Dallas, Texas

January 30, 2003

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have included the information required in response to this Item in our Definitive Proxy Statement for our April 23, 2003, Annual Meeting of Shareholders.

Item 11. EXECUTIVE COMPENSATION.

We have included the information required in response to this Item in our Definitive Proxy Statement for our April 23, 2003, Annual Meeting of Shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We have included the information required in response to this Item in our Definitive Proxy Statement for our April 23, 2003, Annual Meeting of Shareholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have included the information required in response to this Item in our Definitive Proxy Statement for our April 23, 2003, Annual Meeting of Shareholders.

Item 14. CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. Within 90 days prior to the filing of this report, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

1.	7-Eleven, Inc. and Subsidiaries’ Financial Statements for the three years in the period ended December 31, 2002, are included in this report:

2.	7-Eleven, Inc. and Subsidiaries’ Financial Statement Schedule, included in this report.

Page

Report of Independent Accountants on Financial Statement Schedule—PricewaterhouseCoopers LLP	89

II—Valuation and Qualifying Accounts	90

All other schedules have been omitted because they are not applicable, are not required, or the required information is shown in the financial statements or the notes to the financial statements.

3.	The following is a list of the exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit No.

3.	Articles of Incorporation and Bylaws.

3.(1)

Second Restated Articles of Incorporation of The Southland Corporation, as amended through March 5, 1991, incorporated by reference to The Southland Corporation’s Annual Report on Form 10-K for the year ended

December 31, 1990, Exhibit 3.(1).

3.(2)

Articles of Amendment to the Second Restated Articles of Incorporation, as filed with the Secretary of State of Texas, to effect the name change to 7-Eleven, Inc., incorporated by reference to 7-Eleven, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, Exhibit 3.

3.(3)

Articles of Amendment to the Second Restated Articles of Incorporation, as filed with the Secretary of State of Texas, to effect a one-for-five reverse split of the common stock of 7-Eleven, Inc., incorporated by reference to file

No. 0-16626, 7-Eleven, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Exhibit 3.

3.(4)	Bylaws of 7-Eleven, Inc., restated as amended through March 1, 2001.

4.	Instruments defining the rights of security holders, including indentures (see Exhibits (3).(1) and (3).(2), above).

4.(i)(1)	Specimen Certificate for Common Stock, $.0001 par value, incorporated by reference to 7-Eleven, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 4.(i)(1).

4.(i)(2)

Subscription Agreement dated March 1, 2000, between IYG Holding Company, 7-Eleven, Inc., Ito-Yokado Co., Ltd. and Seven-Eleven Co., Ltd, incorporated by reference to 7-Eleven, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 4.(i)(5).

4.(i)(3)

Agreement as to Shares dated March 16, 2000, between 7-Eleven, Inc., Ito-Yokado Co., Ltd. And Seven-Eleven Co., Ltd., incorporated by reference to 7-Eleven, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 4.(i)(6).

4.(i)(4)

Registration Rights Agreement dated March 16, 2000, between IYG Holding Company, 7-Eleven, Inc., Ito-Yokado Co., Ltd. And Seven-Eleven Co., Ltd. incorporated by reference to 7-Eleven, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 4.(i)(7).

4.(ii)(1)

Indenture, including Debenture, with Chase Manhattan Trust, N.A., as successor trustee, providing for 5% First Priority Senior Subordinated Debentures due December 15, 2003, incorporated by reference to The Southland Corporation’s Annual Report on Form 10-K for the year ended December 31, 1990, Exhibit 4.(ii)(2).

4.(ii)(2)

Indenture, including Debentures, with Bank of New York as successor trustee, providing for 4 1/2% Second Priority Senior Subordinated Debentures (Series A) due June 15, 2004 and 4% Second Priority Senior Subordinated Debentures (Series B) due June 15, 2004, incorporated by reference to The Southland Corporation’s Annual Report on Form 10-K for the year ended December 31, 1990, Exhibit 4.(ii)(3).

4.(ii)(3)	Form of 4.5% Convertible Quarterly Income Debt Securities due 2010, incorporated by reference to The Southland Corporation’s Form 8-K, dated November 21, 1995, Exhibit 4(v)-1.

4.(ii)(4)

Form of 4.5% Convertible Quarterly Income Debt Securities due 2013, incorporated by reference to The Southland Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997, Exhibit 4.(ii)(3).

10.	Material Contracts.

10.(i)(1)

Credit Agreement, dated as of January 25, 2001, among 7-Eleven, Inc., the financial institutions party thereto as Senior Lenders, Citibank, NA, as Administrative Agent, The Sakura Bank, Limited, New York Branch, as Co-Agent and Salomon Smith Barney, Inc., as Sole Lead Arranger and Sole Book Manager, incorporated by reference to 7-Eleven, Inc.’s Form 10-Q for the quarter ended March 31, 2001, Exhibit 10.

Amendment, dated as of March 31, 2002, to the Credit Agreement of January 25, 2001, among 7-Eleven, Inc., the financial institutions party thereto as Senior Lenders, Citibank, NA, as Administrative Agent, The Sakura Bank, Limited, New York Branch, as Co-Agent and Salomon Smith Barney, Inc., as Sole Lead Arranger and Sole Book Manager. incorporated by reference to 7-Eleven, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, Exhibit 10.

10.(i)(2)

Credit and Reimbursement Agreement by and between Cityplace Center East Corporation, an indirect wholly owned subsidiary of Southland, and The Sanwa Bank Limited, Dallas Agency, dated February 15, 1987, relating to $290 million of 7 7/8% Notes due February 15, 1995, issued by Cityplace Center East Corporation (to which Southland is not a party and which is non-recourse to Southland), incorporated by reference to The Southland Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.(i)(6).

10.(i)(3)

Third Amendment to Credit and Reimbursement Agreement, dated as of February 10, 1995, by and between The Sanwa Bank, Limited, Dallas Agency and Cityplace Center East Corporation, incorporated by reference to The Southland Corporation’s Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10.(i)(4).

10.	(i)(4)

Amended and Restated Lease Agreement between Cityplace Center East Corporation and The Southland Corporation relating to The Southland Tower, Cityplace Center, Dallas, Texas, incorporated by reference to The Southland Corporation’s Annual Report on Form 10-K for the year ended December 31, 1990, Exhibit 10.(i)(7).

10.	(i)(5)

Secured Yen Loan Agreement for The Southland Corporation relating to royalties from Seven-Eleven (Japan) Company, Ltd. in the amount of Japanese Yen 12,500,000,000, dated as of April 21, 1998, incorporated by reference to The Southland Corporation’s Form 10-Q for the quarter ended June 30, 1998, Exhibit 10.(i)(2).

10.	(i)(6)

Issuing and Paying Agency Agreement, dated as of August 17, 1992, relating to commercial paper facility, Form of Note, Indemnity and Reimbursement Agreement and amendment thereto and Guarantee, incorporated by reference to The Southland Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.(i)(8).

10.	(i)(7)

Amendment, dated as of January 15, 1999, to Issuing and Paying Agency Agreement, dated as of August 17, 1992, relating to commercial paper facility, incorporated by reference to The Southland Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998, Exhibit 10.(i)(12).

10.	(ii)(B)(1)	Standard Form of 7-Eleven Store Franchise Agreement, incorporated by reference to The Southland Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10(ii)(B)(1).

10.	(ii)(B)(2)

Service Agreement Between 7-Eleven, Inc., and McLane Company, Inc., Effective September 21, 2002, incorporated by reference to 7-Eleven, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, Exhibit 3.

10.	(ii)(D)(1)

Master Leasing Agreement dated as of April 15, 1997, among the financial institutions party thereto as Lessor Parties, CBL Capital Corporation, as Agent for the Lessor Parties and The Southland Corporation, as Lessee, incorporated by reference to The Southland Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, Exhibit 10.(ii)(D)(1).

10.	(iii)(A)(1)

7-Eleven, Inc. Executive Protection Plan Summary, as amended in August 2000, incorporated by reference to 7-Eleven, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 10(iii)(A)(1).

10.	(iii)(A)(2)

Letter Agreement dated March 7, 2000, between Clark Matthews II and 7-Eleven, Inc., incorporated by reference to 7-Eleven, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 10.(iii)(A)(4).

10.	(iii)(A)(3)	7-Eleven, Inc. 1995 Stock Incentive Plan, incorporated by reference to Registration Statement on Form S-8, Reg. No. 333-63617, Exhibit 4.10.

10.	(iii)(A)(4)	7-Eleven, Inc. Supplemental Executive Retirement Plan for Eligible Employees incorporated by reference to Registration Statement on Form S-8, Reg. No. 333-42731, Exhibit 4.(i)(3).

10.	(iii)(A)(5)

Form of Deferral Election Form for 7-Eleven, Inc. Supplemental Executive Retirement Plan for Eligible Employees, incorporated by reference to The Southland Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997, Exhibit 10.(iii)(A)(7).

10.	(iii)(A)(6)

7-Eleven, Inc. Stock Compensation Plan for Non-Employee Directors and Election Form, effective October 1, 1998, incorporated by reference to The Southland Corporation’s Form S-8 Registration Statement, Reg. No. 333-68491, Exhibit 4.(i)(4).

10.	(iii)(A)(7)

Consultant’s Agreement between The Southland Corporation and Timothy N. Ashida, incorporated by reference to The Southland Corporation’s Annual Report on Form 10-K for the year ended December 31, 1991, Exhibit 10.(iii)(A)(10).

10.	(iii)(A)(8)

First Amendment to Consultant’s Agreement between The Southland Corporation and Timothy N. Ashida, effective as of May 1, 1995, incorporated by reference to The Southland Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.(iii)(A)(9).

11.		Statement re computation of per-share earnings. Not Required

21.		Subsidiaries of the Registrant as of March 2003.*	Tab 1*

23.		Consents of Experts and Counsel.* Consent of Independent Accountants—PricewaterhouseCoopers LLP.	Tab 2*

99.	(i)(1)	Certification by Chief Executive Officer Required by Section 906 of the Sarbanes-Oxley Act.*	Tab 3*

99.	(i)(2)	Certification by Chief Financial Officer Required by Section 906 of the Sarbanes-Oxley Act.*	Tab 4*

*Filed	or furnished with this report

(b)	Reports on Form 8-K.

During the fourth quarter of 2002, the Company filed no reports on Form 8-K.

(c)	The exhibits required by Item 601 of Regulation S-K are attached to this report or specifically incorporated by reference.

(d)(3) The financial statement schedule for 7-Eleven, Inc. and Subsidiaries is included in this report, as follows:

Page
Schedule II – 7-Eleven, Inc. and Subsidiaries
Valuation and Qualifying Accounts
(for the Years Ended December 31, 2000, 2001 and 2002).	90

Report of Independent Accountants

on Financial Statement Schedule

To the Board of Directors and Shareholders

of 7-Eleven, Inc.:

Our audits of the consolidated financial statements referred to in our report dated January 30, 2003, appearing on page 83 of this Form 10-K also included an audit of the financial statement schedule listed in the index on page 90 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Dallas, Texas

January 30, 2003

SCHEDULE II

7-ELEVEN, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2000, 2001 and 2002

(Dollars in thousands)

		Additions
	Balance at beginning of period	Charged to costs and expenses		Charged to other accounts	Deductions (1)		Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2000	6,244	3,910		—	(3,212)		6,942
Year ended December 31, 2001	6,942	3,126		—	(5,045	)(2)	5,023
Year ended December 31, 2002	5,023	2,784		—	(3,568)		4,239
Allowance for environmental cost reimbursements:
Year ended December 31, 2000	8,115	(383)		—	—		7,732
Year ended December 31, 2001	7,732	3,073	(3)	—	—		10,805
Year ended December 31, 2002	10,805	7		—	—		10,812

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Approximately $4.4 million of doubtful accounts receivable for franchisee deficits were determined to be uncollectible.
(3)	Approximately $3 million increase due to change in estimation method on a group of remediation reimbursement receivables.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

7-ELEVEN, INC. (Registrant)

March 21, 2003	/s/ JAMES W. KEYES
James W. Keyes (President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ MASATOSHI ITO Masatoshi Ito	Chairman of the Board and Director	March 21, 2003

/s/ TOSHIFUMI SUZUKI Toshifumi Suzuki	Vice Chairman of the Board and Director	March 21, 2003

/s/ CLARK MATTHEWS Clark J. Matthews, II	Co-Vice Chairman of the Board and Director	March 21, 2003

/s/ JAMES W. KEYES James W. Keyes	President and Chief Executive Officer and Director	March 21, 2003

/s/ EDWARD W. MONEYPENNY Edward W. Moneypenny	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 21, 2003

/s/ YOSHITAMI ARAI Yoshitami Arai	Director	March 21, 2003

/s/ MASAAKI ASAKURA Masaaki Asakura	Senior Vice President and Director	March 21, 2003

/s/ TIMOTHY N. ASHIDA Timothy N. Ashida	Director	March 21, 2003

/s/ JAY W. CHAI Jay W. Chai	Director	March 21, 2003

/s/ GARY J. FERNANDES Gary J. Fernandes	Director	March 21, 2003

/s/ MASAAKI KAMATA Masaaki Kamata	Director	March 21, 2003

/s/ KAZUO OTSUKA Kazuo Otsuka	Director	March 21, 2003

/s/ LEWIS E. PLATT Lewis E. Platt	Director	March 21, 2003

/s/ NOBUTAKE SATO Nobutake Sato	Director	March 21, 2003

CERTIFICATION

I, James W. Keyes, certify that:

1.	I have reviewed this annual report on Form 10-K of 7-Eleven, Inc. (the “registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003	/s/ JAMES W. KEYES
James W. Keyes President and Chief Executive Officer

CERTIFICATION

I, Edward W. Moneypenny, certify that:

1.	I have reviewed this annual report on Form 10-K of 7-Eleven, Inc. (the “registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003	/s/ EDWARD W. MONEYPENNY
Edward W. Moneypenny Senior Vice President and Chief Financial Officer