Form 10-Q
period 2003-03-31
7 ELEVEN INC
filed 2003-05-02
CIK 92344

FORM 10-Q


              SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549
                      ----------------

(MARK ONE)

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2003

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

            APPLICABLE ONLY TO CORPORATE ISSUERS:

104,986,071 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of March 31, 2003.






                                      7-ELEVEN, INC.
                                         INDEX


                                                                                      PAGE
                                                                                      ----
Part I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

         Condensed Consolidated Balance Sheets -
           December 31, 2002 and March 31, 2003                                         1

         Condensed Consolidated Statements of Earnings -
           Three Months Ended March 31, 2002 and 2003                                   2

         Condensed Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 2002 and 2003                                   3

         Notes to Condensed Consolidated Financial Statements                           4

         Report of Independent Accountants                                             10


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                                         11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                    17

ITEM 4.  CONTROLS AND PROCEDURES                                                       17

Part II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                             18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                              18

SIGNATURES                                                                             19

Certifications Under Section 302 of the Sarbanes-Oxley Act of 2002                   20-21

Exhibit 10 - Note Purchase Agreement Between Seven - Eleven Japan Co.,
                 Ltd. and 7-Eleven, Inc.                                             Tab 1*

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




                                    (i)

                             7-ELEVEN, INC. AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS
                       (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)




                                                               DECEMBER 31,       MARCH 31,
                                                                  2002              2003
                                                              -------------    -------------
                                                                                (Unaudited)
ASSETS
Current assets
   Cash and cash equivalents                                  $     82,423     $    100,037
   Cash for Vcom kiosks                                             38,342           52,986
                                                              -------------    -------------
       Total cash and cash equivalents                             120,765          153,023
   Accounts receivable                                             248,483          251,616
   Inventories                                                     114,091           99,917
   Other current assets                                            140,837          180,430
                                                              -------------    -------------
       Total current assets                                        624,176          684,986
Property and equipment                                           2,175,360        2,175,404
Goodwill and intangible assets                                     140,490          140,509
Other assets                                                       124,299          131,330
                                                              -------------    -------------
       Total assets                                           $  3,064,325     $  3,132,229
                                                              =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Trade accounts payable                                     $    260,978     $    240,931
   Accrued expenses and other liabilities                          457,623          392,878
   Long-term debt due within one year                               48,609           50,270
                                                              -------------    -------------
       Total current liabilities                                   767,210          684,079
Deferred credits and other liabilities                             386,995          403,263
Long-term debt                                                   1,366,623        1,488,367
Convertible quarterly income debt securities                       380,000          380,000
Commitments and contingencies
Shareholders' equity
   Preferred stock, $.01 par value                                      -                -
   Common stock, $.0001 par value                                       10               10
   Additional capital                                            1,168,182        1,168,248
   Unearned compensation                                            (1,068)            (914)
   Accumulated deficit                                            (990,107)        (985,151)
   Accumulated other comprehensive loss                            (13,520)          (5,673)
                                                              -------------    -------------
       Total shareholders' equity                                  163,497          176,520
                                                              -------------    -------------
       Total liabilities and shareholders' equity             $  3,064,325     $  3,132,229
                                                              =============    =============




                     See notes to condensed consolidated financial statements.


                                 7-ELEVEN, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                          (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                         (UNAUDITED)

                                                                      THREE MONTHS
                                                                     ENDED MARCH 31
                                                              -----------------------------
                                                                   2002             2003
                                                              --------------   ------------
<S
REVENUES
  Merchandise sales (including $153,516 and
       $191,991 in excise taxes)                              $  1,598,892     $  1,712,256
  Gasoline sales (including $177,387 and
       $192,163 in excise taxes)                                   559,019          824,627
                                                              -------------    ------------
       Net sales                                                 2,157,911        2,536,883
  Other income                                                      26,503           20,767
                                                              -------------    ------------
       Total revenues                                            2,184,414        2,557,650

COSTS AND EXPENSES
  Merchandise cost of goods sold                                 1,046,052        1,131,673
  Gasoline cost of goods sold                                      516,324          756,378
                                                              ------------     ------------
       Total cost of goods sold                                  1,562,376        1,888,051
  Franchisee gross profit expense                                  162,303          174,630
  Operating, selling, general and administrative expenses          445,570          467,864
  Interest expense, net                                             15,810           16,371
                                                              ------------     ------------
       Total costs and expenses                                  2,186,059        2,546,916
                                                              ------------     ------------

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
  TAX AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE                    (1,645)          10,734

INCOME TAX EXPENSE (BENEFIT)                                          (658)           4,186
                                                              ------------     -------------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                              (987)           6,548

LOSS ON DISCONTINUED OPERATIONS
  (net of tax benefit of $6,311 and $1,018)                         (9,466)          (1,592)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE
  (net of tax benefit of $18,759)                                  (28,139)              -
                                                              -------------    -------------
NET EARNINGS (LOSS)                                           $    (38,592)    $      4,956
                                                              =============    =============
NET EARNINGS (LOSS) PER COMMON SHARE
  BASIC
   Earnings (loss) from continuing operations before
     cumulative effect of accounting change                   $       (.01)    $        .07
   Loss on discontinued operations                                    (.09)            (.02)
   Cumulative effect of accounting change                             (.27)              -
                                                              -------------    -------------
   Net earnings (loss)                                        $       (.37)    $        .05
                                                              =============    =============
  DILUTED
   Earnings (loss) from continuing operations before
     cumulative effect of accounting change                   $       (.01)    $        .07
   Loss on discontinued operations                                    (.09)            (.02)
   Cumulative effect of accounting change                             (.27)              -
                                                              -------------    -------------
   Net earnings (loss)                                        $       (.37)    $        .05
                                                              =============    =============






              See notes to condensed consolidated financial statements.


                                        7-ELEVEN, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (DOLLARS IN THOUSANDS)

                                                    (UNAUDITED)
                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31
                                                                                ------------------------------
                                                                                     2002            2003
                                                                                -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings (loss)                                                         $    (38,592)    $      4,956
    Adjustments to reconcile net earnings (loss) to net cash
        provided by (used in) operating activities:
        Cumulative effect of accounting change                                        28,139               -
        Depreciation and amortization of property and equipment                       66,295           71,718
        Other amortization                                                                89               89
        Deferred income tax expense (benefit)                                          1,666           (5,849)
        Noncash interest expense                                                         258              207
        Foreign currency net conversion gain                                          (1,210)            (415)
        Other noncash (income) loss                                                      (62)           1,545
        Net loss (gain) on property and equipment                                      3,739             (120)
        Increase in accounts receivable                                               (4,213)          (3,129)
        Decrease in inventories                                                        6,044           14,174
        Decrease (increase) in other assets                                            4,300          (22,729)
        Decrease in trade accounts payable and other liabilities                     (10,202)         (67,161)
                                                                                -------------    -------------
                  Net cash provided by (used in) operating activities                 56,251           (6,714)
                                                                                -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Payments for purchase of property and equipment                                 (115,781)         (56,846)
    Proceeds from sale of property and equipment                                       1,947            2,587
    Proceeds from sale of domestic securities                                            746              498
    Restricted cash                                                                  (12,300)          (4,103)
    Other                                                                                 28               10
                                                                                -------------    -------------
                  Net cash used in investing activities                             (125,360)         (57,854)
                                                                                -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from commercial paper and revolving credit facilities                 1,292,872        1,668,646
    Payments under commercial paper and revolving credit facilities               (1,242,943)      (1,657,023)
    Proceeds from issuance of long-term debt                                              -           100,000
    Principal payments under long-term debt agreements                                (5,817)          (4,520)
    Decrease in outstanding checks in excess of cash in bank                          (7,825)         (10,277)
    Net proceeds from issuance of common stock                                            51               -
    Other                                                                               (742)              -
                                                                                -------------    -------------
                  Net cash provided by financing activities                           35,596           96,826
                                                                                -------------    -------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (33,513)          32,258
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       125,599          120,765
                                                                                -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $     92,086     $    153,023
                                                                                =============    =============

RELATED DISCLOSURES FOR CASH FLOW REPORTING
    Interest paid, excluding SFAS No.15 Interest                                $    (17,696)    $    (17,027)
                                                                                =============    =============
    Net income taxes refunded (paid)                                            $      6,289     $       (891)
                                                                                =============    =============
    Assets obtained by entering into capital leases                             $     13,556     $     15,637
                                                                                =============    =============


                                  See notes to condensed consolidated financial statements.


                7-ELEVEN, INC. AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              THREE MONTHS ENDED MARCH 31, 2003

                       (UNAUDITED)

1.   BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of March 31, 2003, and the condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 2002 and 2003, have been prepared by 7-Eleven, Inc. (the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position at March 31, 2003, and the results of operations and cash flows for all periods presented have been made. Certain prior-period amounts have been reclassified to conform to current-period presentation. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

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

     The condensed consolidated balance sheet as of December 31, 2002, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, include accounting policies and additional information pertinent to an understanding of both the December 31, 2002, balance sheet and the interim financial statements. The information has not changed except as a result of normal transactions in the three months ended March 31, 2003, and as discussed in the following notes.

2.   STOCK-BASED COMPENSATION

     The Company adopted the interim disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," effective January 1, 2003 (see Note 7).

 The fair value of each option grant under the Company's 1995
Stock Incentive Plan ("Stock Incentive Plan") is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the options granted: expected life of five years and no dividend yields for each period presented, risk-free interest rates of 4.67% and 2.65% and expected volatility of 67.54% and 64.98% for the three-month periods ended March 31, 2002 and 2003, respectively.

     The Company has recognized no compensation cost for its stock options as it is accounting for its Stock Incentive Plan for employees under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." If compensation cost had been determined based on the fair value at the grant date for awards under this plan consistent with the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings (loss) and net earnings (loss) per common share for the three months ended March 31, 2002 and 2003, would have been reduced to the pro forma amounts indicated in the following table (dollars in thousands, except per-share data):


                                                                     Three Months
                                                                     Ended March 31
                                                               -------------------------
                                                                    2002          2003
                                                               ------------  -----------
Net earnings (loss) as reported                                 $  (38,592)   $   4,956
Add:  Stock-based compensation expense included in
      reported net earnings (loss), net of tax                         -            372
Less: Total stock-based compensation expense determined
      under the fair-value-based method for all
      stock-based awards, net of tax                                  (825)      (1,372)
                                                                -----------   ----------
Pro forma net earnings (loss)                                   $  (39,417)   $   3,956


Net earnings (loss) per common share as reported
      Basic                                                     $     (.37)   $     .05
      Diluted                                                         (.37)         .05

Pro forma net earnings (loss) per common share
      Basic                                                     $     (.38)   $     .04
      Diluted                                                         (.38)         .04






















































3.   COMPREHENSIVE EARNINGS

     The components of comprehensive earnings (loss) of the Company for the periods presented are as follows (in thousands):


                                                                     Three Months
                                                                     Ended March 31
                                                               ---------------------------
                                                                    2002          2003
                                                               ------------   ------------
Net earnings (loss)                                             $  (38,592)   $    4,956
Other comprehensive earnings:
    Unrealized gain (loss) on equity securities
      (net of $167 and ($353) deferred taxes)                          262          (469)
    Reclassification adjustments for gains included
      in net earnings (net of $292 and $215 deferred taxes)           (456)         (285)
    Unrealized net gain related to interest rate swap
      (net of $958 and $1,086 deferred taxes)                        2,003         1,216
    Foreign currency translation adjustments                          (349)        7,385
                                                               ------------   ------------
        Other comprehensive earnings                                 1,460         7,847
                                                               ------------   ------------
Total comprehensive earnings (loss)                             $  (37,132)   $   12,803
                                                               ============   ============


4.   STORE CLOSINGS, ASSET IMPAIRMENT AND ASSET RETIREMENT OBLIGATIONS

     The results of operations of certain owned and leased stores are presented as discontinued operations in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The results of operations of owned stores are presented as discontinued operations beginning in the quarter in which management commits to a plan to close the related store and actively markets the store. The results of operations of a leased store are presented as discontinued operations beginning in the quarter in which the related store ceases operations. The results of operations include related write-downs of stores to estimated net realizable value and accruals for future estimated rent and other expenses in excess of estimated sublease rental income. Amounts related to discontinued operations of prior periods have been reclassified to conform to discontinued operations of the current period in the accompanying Condensed Consolidated Statements of Earnings.

For the three months ended March 31, 2002 and 2003, the
stores presented as discontinued operations had total revenues of $40.8 million and $13.6 million and pretax losses of $15.8 million
and $2.6 million, respectively.   Included in the loss on
discontinued operations are losses on disposal of $6.9 million (net of tax benefit of $4.7 million) and $158,000 (net of tax benefit of $101,000) for the three months ended March 31, 2002 and 2003, respectively. The losses on disposal represent write-downs of stores to net realizable value and anticipated future rent and other expenses in excess of related estimated sublease income in connection with the store closings.

     As of March 31, 2002 and 2003, assets held for sale were $14.1 million and $15.9 million, respectively, and are included in other current assets in the accompanying Condensed Consolidated Balance
Sheets.

     As required by SFAS No. 143, "Accounting for Asset Retirement Obligations," the Company recognizes an estimated liability for the removal of its underground storage tanks. Upon adoption of SFAS 143 in January 2002, the Company recorded a discounted liability of $53.6 million, increased net property and equipment by $6.7 million and recognized a one-time cumulative effect charge of $28.1 million (net of deferred tax benefit of $18.8 million).

5.     SEJ NOTES

In January 2003, the Company entered into a note purchase agreement with Seven-Eleven Japan Co., Ltd. ("SEJ") that authorizes the issuance and sale of up to $400 million aggregate principal amount of Senior Subordinated Notes due January 27, 2010 ("SEJ Notes"). The SEJ Notes, the proceeds of which will be used for general corporate purposes and to retire the Company's existing senior subordinated debentures, will be issued by the Company and purchased by SEJ in multiple tranches through December 30, 2003. Interest on the SEJ Notes is calculated for each tranche on its issuance date and is set by a formula tied to the United States Treasury Rate and Japanese government bond rates. The SEJ Notes are subordinate to all obligations outstanding under the Company's revolving credit facility. The Company is required to repay the SEJ Notes in eight equal semiannual installments beginning July 2006 and ending January 2010, and interest payments on the unpaid balance of the SEJ Notes are required semiannually beginning January 2003. On January 10, 2003, the Company received $100 million from SEJ under the note purchase agreement; the interest rate on this tranche is stated at 3.41%.



6.    EARNINGS PER SHARE

Computations for basic and diluted earnings (loss) per common share are presented below (in thousands, except per-share data):

                                                                             THREE MONTHS
                                                                            ENDED MARCH 31
                                                                    ----------------------------
                                                                         2002           2003
                                                                    -------------   ------------
BASIC:
Earnings (loss) from continuing operations before
  cumulative effect of accounting change                            $      (987)    $     6,548
Loss on discontinued operations                                          (9,466)         (1,592)
Cumulative effect of accounting change                                  (28,139              -
                                                                    ------------    ------------
Net earnings (loss)                                                 $   (38,592)    $     4,956
                                                                    ============    ============
Weighted-average common shares outstanding                              104,819         104,853
                                                                    ============    ============

Earnings (loss) per common share from continuing operations
  before cumulative effect of accounting change                     $      (.01)    $       .07
Loss per common share on discontinued operations                           (.09)           (.02)
Loss per common share on cumulative effect of accounting change            (.27)             -
                                                                    ------------    ------------
Net earnings (loss) per common share                                $      (.37)    $       .05
                                                                    ============    =============

DILUTED:
Earnings (loss) from continuing operations before
  cumulative effect of accounting change                            $      (987)    $     6,548
Add interest on convertible quarterly income debt
  securities, net of tax  (1)                                                -               -
                                                                    -------------   -------------
Earnings (loss) from continuing operations before cumulative
  effect of accounting change plus assumed conversions                     (987)          6,548
Loss on discontinued operations                                          (9,466)         (1,592)
Cumulative effect of accounting change                                  (28,139)             -
                                                                    -------------   -------------
Net earnings (loss) plus assumed conversions                        $   (38,592)    $     4,956
                                                                    =============   =============

Weighted-average common shares outstanding (Basic)                      104,819         104,853
Add effects of assumed conversions:
  Stock options, stock units, performance share units
     and restricted stock (2)                                                -              443
  Convertible quarterly income debt securities (1)                           -               -
                                                                    -------------   -------------
Weighted-average common shares outstanding plus shares
  from assumed conversions (Diluted)                                    104,819         105,296
                                                                    =============   =============

Earnings (loss) per common share from continuing operations
  before cumulative effect of accounting change                     $      (.01)    $       .07
Loss per common share on discontinued operations                           (.09)           (.02)
Loss per common share on cumulative effect of
  accounting change                                                        (.27)             -
                                                                    -------------   -------------
Net earnings (loss) per common share                                $      (.37)    $       .05
                                                                    =============   =============


(1) The 1995 and 1998 convertible quarterly income debt securities are not assumed converted for the three-month periods ended March 31, 2002 and 2003, as they have an antidilutive effect on earnings per share.
(2) The weighted-average shares for the three months ended March 31, 2002, do not assume exercise of the stock-based awards as they have an antidilutive effect on earnings per share.  Stock options for 6.3 million shares of common stock for the three-month period ended March 31,
2003, have exercise prices that are greater than the average market price of the common shares for that period.



7.     RECENTLY ISSUED ACCOUNTING STANDARDS

Effective January 1, 2003, the Company adopted the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which was issued in July 2002 and is effective for exit or disposal activities initiated after December 31, 2002. The statement requires that costs associated with exit or disposal activities must be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs include lease termination costs and certain employee severance costs associated with a restructuring, discontinued operation or other exit or disposal activity. For the Company, these costs generally arise from store closings and will be recorded at the time the store is closed.

SFAS No. 148 was issued in December 2002 to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial statements for interim periods beginning after December 15, 2002, and are included in Note 2. At the present time, the Company does not intend to adopt the fair-value-based method of accounting for its stock compensation plans.

Financial Accounting Standards Board ("FASB") Interpretation
No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," was issued in November 2002. The Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. The initial recognition and measurement provisions of the Interpretation are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The adoption of this statement did not have a material impact on the Company's financial statements as it has not issued or modified any guarantees since December 31, 2002.

FASB Interpretation No. 46, "Consolidation of Variable
Interest Entities - an Interpretation of ARB No. 51," was issued in January 2003. The Interpretation addresses consolidation of variable interest entities ("VIEs") to which the usual condition for consolidation described in Accounting Research Bulletin No. 51, "Consolidated Financial Statements," does not apply because the VIEs have no voting interests or otherwise are not subject to control through ownership of voting interests. It requires existing unconsolidated VIEs to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The provisions of the Interpretation are effective immediately for VIEs created after January 31, 2003, and to VIEs in which an entity obtains an interest after that date. An entity with a variable interest in a VIE created before February 1, 2003, must apply the provisions no later than the first reporting period beginning after June 15, 2003. The Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements.


The Company expects to include the assets, liabilities, noncontrolling interests and results of activities of certain trusts in its consolidated financial statements effective July 1, 2003. The trusts, which were funded by a group of senior lenders, were established in connection with two lease facilities that have provided the Company with $191.2 million as of March 31, 2003, in off-balance sheet financing for constructing new stores and acquiring operating convenience stores from unaffiliated third parties. The trusts either acquired land and undertook construction projects for which the Company was the construction agent or acquired operating convenience stores from third parties. The Company estimates that this will result in an after-tax, one-time cumulative effect charge of approximately $9 million to $12 million. On an annual basis, the Company expects the after-tax impact on earnings from continuing operations to be a charge of approximately $5 million to $7 million.



REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
    Shareholders of 7-Eleven, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of 7-Eleven, Inc. and Subsidiaries as of March 31, 2003, and the related condensed consolidated statements of earnings and cash flows for each of the three-month periods ended March 31, 2002 and 2003. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of earnings, shareholders' equity (deficit), and cash flows for the year then ended (not presented herein); and in our report dated January 30, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



PRICEWATERHOUSECOOPERS LLP
Dallas, Texas
April 22, 2003




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

We are the world's largest operator, franchisor and licensor of convenience stores and the largest convenience store chain in North America. Our revenue principally consists of merchandise and gasoline sales and, to a lesser extent, royalty income from licensees. Our primary expenses consist of cost of goods sold; operating, selling, general and administrative expense; occupancy expense; interest expense and taxes.

We seek to meet the changing needs of convenience customers and maintain a leadership position in the convenience store industry by leveraging our scale, technology, people and widely recognized brand. In 2003, we will continue to focus on our traditional convenience store business as well as our growth strategy to further our competitive advantage and improve our financial results.



COMPARISON OF THREE MONTHS ENDED MARCH 31, 2003 TO THREE MONTHS ENDED MARCH 31, 2002


NET SALES

                                                         Three Months Ended
                                                              March 31
                                                    ------------------------
                                                         2002          2003
                                                      --------       ---------
Net Sales: (in millions)
   Merchandise sales                                  $ 1,598.9      $ 1,712.3
   Gasoline sales                                         559.0          824.6
                                                      ---------      ---------
Total net sales                                       $ 2,157.9      $ 2,536.9
U.S. same store merchandise sales growth                    3.7%           4.5%
Gasoline gallons sold (in millions)                       466.8          506.4
Gasoline gallon sales change per store                      2.7%           5.0%
Average retail price of gasoline per gallon           $    1.20      $    1.63


     Merchandise sales for the three months ended March 31, 2003, increased $113.4 million, or 7.1%, over the same period in 2002. U.S. same-store merchandise sales growth was 4.5% for the three months ended March 31, 2003, on top of 3.7% for the three months ended March 31, 2002. Key contributors to the merchandise sales growth in 2003 were increases in the sales of fresh food, prepaid cards, beer, non-carbonated beverages and cigarettes. Changes in the retail price of cigarettes due to wholesale cost changes were negligible for 2003 and accounted for less than 1.5% in 2002.

     Gasoline sales for the three months ended March 31, 2003, increased $265.6 million or 47.5% compared to the same period in 2002. We attribute this increase to an increase of 43 cents per gallon in our average retail price of gasoline in the first quarter of 2003, compared to the same quarter in 2002, as well as an increase of 8.5% in gallons sold to 506.4 million gallons. This increase in gallons sold was primarily due to the addition of new gasoline stores, and translates into a 5.0% growth in gallons sold per store.


GROSS PROFIT
                                                            Three Months Ended
                                                                 March 31
                                                        ----------------------
                                                            2002          2003
                                                          ---------     ---------
Gross Profit (in millions)
   Merchandise gross profit                               $  552.8      $  580.6
   Gasoline gross profit                                      42.7          68.2
                                                          ---------     ---------
Total gross profit                                        $  595.5      $  648.8
Merchandise gross profit margin                              34.58%        33.91%
Merchandise gross profit growth per store                      5.8%          2.9%
Gasoline gross profit margin cents per gallon                  9.1          13.5
Gasoline gross profit change per store                       (18.9)%        54.7%



     Merchandise gross profit for the three months ended March 31, 2003, increased $27.8 million, or 5.0%, over the same period in 2002 as a result of higher sales. Gross profit margin declined
67 basis points to 33.91% for the first quarter of 2003 from 34.58% for the same period in 2002. The decrease in overall gross profit margin is attributable to our strategy of maximizing gross profit dollars. The changing product mix affects merchandise margins as we sell more items that contribute to gross profit dollars but negatively impact gross profit margin, such as cigarette cartons. The impact from product assortment changes was partially offset by the continued emphasis on reducing our costs of goods sold.




Gasoline gross profit for the three months ended March 31, 2003, increased $25.5 million, or 59.9%, to $68.2 million. Expressed as cents per gallon, our gasoline margin was 13.5 cents in the first quarter of 2003 compared to 9.1 cents in the first quarter of 2002. Although wholesale costs were significantly greater in the first quarter of 2003 than in the same quarter a year ago, retail prices were much higher than in the prior-year quarter, contributing to the increase in profit margin.

OTHER INCOME

     Other income for the three months ended March 31, 2003, was $20.8 million, a decrease of $5.7 million, or 21.6%, from $26.5 million for the same period in 2002. Our royalty income from our area licensees was $12.2 million for the three months ended March 31, 2003, compared to $19.7 million for the same period in 2002. This decrease was primarily due to the anticipated reduction in the Seven-Eleven Japan licensing royalties of $8.8 million.

     FRANCHISEE GROSS PROFIT EXPENSE

     Franchisee gross profit expense for the three months ended March 31, 2003, was $174.6 million, an increase of $12.3 million, or 7.6%, from $162.3 million for the same period in 2002. The increase is due to higher per-store gross profits at franchised stores and an increase in the number of stores operated by franchisees.

     OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSE (OSG&A)

     The primary components of OSG&A are store labor, occupancy (including depreciation) and corporate expenses. OSG&A for the three months ended March 31, 2003, was $467.9 million, an increase of $22.3 million, or 5.0%, from $445.6 million for the same period in 2002. The primary drivers of the increase were higher occupancy expenses from new store openings, labor, repairs and maintenance and credit card processing fees.

The ratio of OSG&A to revenues decreased to 18.3% for the first quarter of 2003 from 20.4% for the first quarter of 2002. Included in OSG&A for the first quarter of 2003 was a $3.6 million gain related to life insurance proceeds. Included in OSG&A for the first quarter of 2002 was a $6.9 million charge related to severance and other costs.

     INTEREST EXPENSE, NET

     Net interest expense for the three months ended March 31, 2003, was $16.4 million, an increase of $561,000, or 3.5%, from $15.8 million for the same period in 2002. The increase is primarily due to new borrowings of senior subordinated notes from Seven-Eleven Japan Co., Ltd. ("SEJ") during the first quarter. See "Liquidity and Capital Resources."

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




INCOME TAX EXPENSE

     Income tax expense for the three months ended March 31, 2003, was $4.2 million compared to income tax benefit of $658,000 for the same period in 2002. Our effective tax rate was 39.0% for the first quarter of 2003 compared to 40.0% for the first quarter of 2002.

     EARNINGS (LOSS) FROM CONTINUING OPERATIONS

For the three months ended March 31, 2003, our earnings from continuing operations before cumulative effect of accounting change was $6.5 million ($0.07 per diluted share), compared to a loss of $1.0 million ($0.01 per diluted share) for the same period in 2002.

DISCONTINUED OPERATIONS

Discontinued operations for the three months ended March 31,
2003, was a loss of $1.6 million (net of $1.0 million tax benefit) compared to a loss of $9.5 million (net of $6.3 million tax benefit) for the same period in 2002. These stores had total revenues of $13.6 million and $40.8 million and pretax losses of $2.6 million and $15.8 million for the three months ended March 31,
2003 and 2002, respectively.   Included in the loss on discontinued
operations are losses on disposal of $158,000 (net of $101,000 tax benefit) and $6.9 million (net of $4.7 million tax benefit) for the three months ended March 31, 2003 and 2002, respectively. The loss on disposal represents write-downs of stores to net realizable value and anticipated future rent and other expenses in excess of related estimated sublease income in connection with the store closings.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     On January 1, 2002, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," which resulted in a one-time charge of $28.1 million, net of deferred tax benefit, related to the cumulative effect of the accounting change which relates to the accounting for costs associated with future removal of underground gasoline storage tanks.

     NET EARNINGS

Net earnings for the three months ended March 31, 2003, were $5.0 million ($0.05 per diluted share), compared to a net loss of $38.6 million ($0.37 per diluted share) for the same period in 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

     We obtain the majority of our working capital from these sources:

     *    Cash flows generated from our operating activities;
     * A $650 million commercial paper facility, guaranteed by Ito-Yokado Co., Ltd.;
     *    A $400 million facility with Seven-Eleven Japan; and
     * Borrowings of up to $200 million under our revolving credit facility.



     We believe that operating activities, available working capital sources and additional borrowings will provide sufficient liquidity in 2003 to fund our operating costs, capital expenditures and debt service. In addition, we intend to continue accessing the leasing market to finance our new stores and certain equipment, including Vcom kiosks.

     We expect capital expenditures for 2003, excluding lease commitments, will be between $335 million and $365 million. Our capital expenditures decreased 51% for the three months ended March 31, 2003, compared to the same period in 2002. For the first quarter of 2003, our capital expenditures were primarily related to developing new stores and replacing store equipment. We opened 16 stores in the first quarter of 2003.

In January 2003, we entered into a note purchase agreement with SEJ that authorizes the issuance and sale of up to $400 million aggregate principal amount of Senior Subordinated Notes due January 27, 2010 ("SEJ Notes"). The SEJ Notes, the proceeds of which will be used for general corporate purposes and to retire our existing senior subordinated debentures, will be purchased by SEJ in multiple tranches through December 30, 2003. Interest on the SEJ Notes is calculated for each tranche on its issuance date and is set by a formula tied to the United States Treasury Rate and Japanese government bond rates. The SEJ Notes are subordinate to all obligations outstanding under the Company's revolving credit facility. On January 10, 2003, we received $100 million from SEJ under the note purchase agreement; the interest rate on this tranche is 3.41%. As a result of the planned retirement of the existing senior subordinated debentures, interest expense will increase in 2003, as we currently do not recognize interest expense on the existing debentures. See-Comparison of Three Months Ended March 31, 2003 to Three Months Ended March 31, 2002-Interest Expense, Net and Note 5 to the Notes to the Condensed Consolidated Financial Statements.

 VCOM

We announced plans in the third quarter of 2002 to expand
Vcom to 1,000 stores adding to our current Vcom pilot program in Texas and Florida. As of March 31, 2003, we had installed 575 Vcom kiosks. We anticipate that we will have 1,000 kiosks rolled out by
the end of the second quarter 2003.    Our estimated capital
investment for the rollout to 1,000 kiosks will total approximately $55 million and will be funded primarily by a capital lease program. We estimate that we will need approximately $110 million to fund the amount of cash in the kiosks necessary for check cashing and ATM transactions. Currently we will fund this with our commercial paper program.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash used in operating activities for the three months ended March 31, 2003, was $6.7 million compared to net cash provided by operating activities of $56.3 million for the three months ended March 31, 2002. We attribute this decrease to changes in working capital items, primarily as a result of timing of the funding for money orders, the timing of payment of merchandise and gasoline payables and decreases in employee benefits payables.



     CASH FLOWS FROM INVESTING ACTIVITIES

      Net cash used in investing activities for the three months ended March 31, 2003, was $57.9 million, a decrease of $67.5 million, or 53.8%, from $125.4 million for the three months ended March 31, 2002. The primary driver of the decrease was a $59.0 million decrease in capital expenditures to $56.8 million for the three months ended March 31, 2003, from $115.8 million for the same period in 2002. Capital expenditures in the first quarter of 2003 primarily related to developing new stores and replacing store equipment.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by financing activities was $96.8 million for the three months ended March 31, 2003, an increase of $61.2 million from net cash provided by financing activities of $35.6 million for the three months ended March 31, 2002. Net proceeds under commercial paper and revolving credit facilities for the three months ended March 31, 2003, totaled $11.6 million compared to $49.9 million for the same period in 2002. The $100.0 million of proceeds from issuance of long-term debt in 2003 is from the borrowing under the $400 million SEJ Notes, referred to above. See also Note 5 to the Notes to the Condensed Consolidated Financial Statements.


OTHER ISSUES

ENVIRONMENTAL

At March 31, 2003, our estimated undiscounted liability for our environmental costs related to remedial action at existing and previously operated gasoline storage sites and other operating and non-operating properties where releases of regulated substances have been detected was $36.8 million. We anticipate that substantially all of the future remediation costs for detected releases of regulated substances at remediation sites of which we are aware, as of March 31, 2003, will be incurred within the next five to six years. The estimated liability could change within the near future for several reasons, including revisions to or the creation of governmental requirements, existing remediation projects become fully defined and revised cost-to-closure estimates become available and unplanned future failures of underground gasoline storage tank systems.

     Under state reimbursement programs, we are eligible to be reimbursed for a portion of remediation costs previously incurred. At March 31, 2003, we had recorded a net receivable of $61.1 million for the estimated state reimbursements of which $34.3 million relates to remediation costs incurred in the State of California. In assessing the probability of state reimbursements, we take into consideration each state's fund balance, revenue sources, existing claim backlog, historical payments and claim ranking. As a result of these assessments, the recorded receivable amounts, at March 31, 2003, are net of allowances of $11.1 million. The estimated future state reimbursement amounts could change within the near future as governmental requirements and state reimbursement programs continue to be revised or extended. Our estimated reimbursement amounts could change materially as remediation costs are spent and as receipts of state trust funds are recorded.

     While we cannot be certain of the timing of our receipt of state reimbursement funds, based on our experience we expect to receive the majority of state reimbursement funds within one to three years after our payment of eligible remediation expenses. This time period assumes that the state administrative procedures for processing such reimbursements have been fully developed. One exception to our assumption is California, where we estimate that we will receive reimbursement funds within one to nine years after our payment of eligible remediation expenses. As a result of the timing for reimbursements, we have present-valued the portion of the recorded receivable amount that relates to remediation activities that have already been completed at a discount rate of approximately 3.8%. Thus, in addition to the allowance set forth in the preceding paragraph, the recorded receivable amount is also net of a discount of $8.6 million.



     The estimated future remediation expenditures and related state reimbursement amounts could change within the near future as governmental requirements and state reimbursement programs continue to be implemented or revised. Such revisions could have a material impact on our operations and financial position.

NEW ACCOUNTING STANDARDS

Effective January 1, 2003, we adopted the provisions of SFAS
No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires that costs associated with exit or disposal activities must be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs include lease termination costs and certain employee severance costs associated with a restructuring, discontinued operation or other exit or disposal activity. These costs generally arise from our store closings and will be recorded at the time the store is closed.

SFAS No. 148, "Accounting for Stock-Based Compensation -
Transition and Disclosure - an Amendment of FASB Statement No. 123," provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. At the present time, we do not intend to adopt the fair-value-based method of accounting for our stock compensation plans.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

1.   Exhibit (10) - Note Purchase Agreement Between
        Seven-Eleven Japan Co., Ltd. and 7-Eleven, Inc.

2.   Exhibit (15) - Letter re Unaudited Interim
Financial Information.
        Letter of PricewaterhouseCoopers LLP.

3.   Exhibit (99)(i)(1) - Certification by Chief
Executive Officer
   Required by Section 906 of the Sarbanes-Oxley
Act of 2002.

4.   Exhibit (99)(i)(2) - Certification by Chief
Financial Officer
   Required by Section 906 of the Sarbanes-Oxley
Act of 2002.

     (b)     8-K Reports:

               During the first quarter of 2003, the Company filed the following report on Form 8-K

* January 7, 2003 - Item 9 (Regulation FD
Disclosure), attaching press release
entitled "7-Eleven Obtains a Commitment
for $400 Million Financing."





SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        7-ELEVEN, INC.
                                        (Registrant)



Date:  May 2, 2003              /s/ James W. Keyes
                                -------------------------------
                                (Officer)
                                James W. Keyes
                                President and Chief Executive Officer


Date:  May 2, 2003              /s/ Edward W. Moneypenny
                                 ------------------------------
                                (Principal Financial Officer)
                                Edward W. Moneypenny
                                Senior Vice President
                                   and Chief Financial Officer






                                CERTIFICATION

I, James W. Keyes, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of 7-
Eleven, Inc. (the "registrant");

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and we have:

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

Date: May 2, 2003             /s/ James W. Keyes
                              --------------------------
                              James W. Keyes
                              President and Chief Executive Officer




                             CERTIFICATION

I, Edward W. Moneypenny, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of 7-
Eleven, Inc. (the "registrant");

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and we have:

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

Date: May 2, 2003             /s/ Edward W. Moneypenny
                              -----------------------------
                              Edward W. Moneypenny
                              Senior Vice President and Chief
                                 Financial Officer





