Form 10-Q
period 2003-06-30
7 ELEVEN INC
filed 2003-08-06
CIK 92344

FORM 10-Q


                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                           ----------------

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003

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

           APPLICABLE ONLY TO CORPORATE ISSUERS:

105,013,268 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of June 30, 2003.





                          7-ELEVEN, INC.
                               INDEX


                                                                               PAGE
                                                                                NO.
                                                                               ----
Part I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

         Condensed Consolidated Balance Sheets -
           December 31, 2002 and June 30, 2003                                    1

         Condensed Consolidated Statements of Earnings -
           Three Months and Six Months Ended June 30, 2002 and 2003               2

         Condensed Consolidated Statements of Cash Flows -
           Six Months Ended June 30, 2002 and 2003                                3

         Notes to Condensed Consolidated Financial Statements                     4

         Report of Independent Auditors                                          10


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                             11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK              21

ITEM 4.  CONTROLS AND PROCEDURES                                                 21

Part II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                       21

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                     21

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                        23

SIGNATURES                                                                       24

Exhibit (15) - Letter re Unaudited Interim Financial Information               Tab 1

Exhibit 31(1) - Certification of Chief Executive Officer Required by
                Section 302 of the Sarbanes-Oxley Act                          Tab 2

Exhibit 31(2) - Certification of Chief Financial Officer Required by
                Section 302 of the Sarbanes-Oxley Act                          Tab 3

Exhibit 32(1) - Certification of Chief Executive Officer Required by
                Section 906 of the Sarbanes-Oxley Act                          Tab 4

Exhibit 32(2) - Certification of Chief Financial Officer Required by
                Section 906 of the Sarbanes-Oxley Act                          Tab 5








                                  (i)




                             7-ELEVEN, INC. AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS
                       (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)




                                                               DECEMBER 31,       JUNE 30,
                                                                  2002              2003
                                                              -------------    -------------
                                                                                (Unaudited)
ASSETS
Current assets
   Cash and cash equivalents                                  $     82,423     $    113,184
   Cash for Vcom kiosks                                             38,342           70,136
                                                              -------------    -------------
       Total cash and cash equivalents                             120,765          183,320
   Accounts receivable                                             248,483          239,877
   Inventories                                                     114,091          100,880
   Other current assets                                            140,837          165,147
                                                              -------------    -------------
       Total current assets                                        624,176          689,224
Property and equipment                                           2,175,360        2,196,956
Goodwill and intangible assets                                     140,490          140,579
Other assets                                                       124,299          127,372
                                                              -------------    -------------
       Total assets                                           $  3,064,325     $  3,154,131
                                                              =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Trade accounts payable                                     $    260,978     $    256,040
   Accrued expenses and other liabilities                          457,623          420,991
   Long-term debt due within one year                               48,609           49,211
                                                              -------------    -------------
       Total current liabilities                                   767,210          726,242
Deferred credits and other liabilities                             386,995          431,809
Long-term debt                                                   1,366,623        1,388,184
Convertible quarterly income debt securities                       380,000          380,000
Commitments and contingencies
Shareholders' equity
   Preferred stock, $.01 par value                                      -                -
   Common stock, $.0001 par value                                       10               11
   Additional capital                                            1,168,182        1,168,455
   Accumulated deficit                                            (990,107)        (945,866)
   Unearned compensation                                            (1,068)            (842)
   Accumulated other comprehensive earnings (loss)                 (13,520)           6,138
                                                              -------------    -------------
       Total shareholders' equity                                  163,497          227,896
                                                              -------------    -------------
       Total liabilities and shareholders' equity             $  3,064,325     $  3,154,131
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



                                        7-ELEVEN, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                 (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                              (UNAUDITED)

                                                             THREE MONTHS                  SIX MONTHS
                                                             ENDED JUNE 30                 ENDED JUNE 30
                                                     ----------------------------   ---------------------------
                                                          2002           2003           2002          2003
                                                     -------------  -------------   ------------  -------------
REVENUES
  Merchandise sales (including $176,199, $221,657,
     $328,896 and $413,600 in excise taxes)          $  1,858,701   $  1,955,988    $  3,454,077   $  3,664,565
  Gasoline sales (including $190,401, $205,508,
     $372,306 and $399,593 in excise taxes)               720,778        831,925       1,278,559      1,654,944
                                                     -------------  -------------   ------------   ------------
       Net sales                                        2,579,479      2,787,913       4,732,636      5,319,509
  Other income                                             27,997         24,227          54,498         44,993
                                                     -------------  -------------   ------------   ------------
       Total revenues                                   2,607,476      2,812,140       4,787,134      5,364,502

COSTS AND EXPENSES
  Merchandise cost of goods sold                        1,204,556      1,276,105       2,248,174      2,405,170
  Gasoline cost of goods sold                             645,229        739,640       1,160,399      1,494,535
                                                     -------------  -------------   ------------   ------------
       Total cost of goods sold                         1,849,785      2,015,745       3,408,573      3,899,705
  Franchisee gross profit expense                         191,832        203,380         353,934        377,791
  Operating, selling, general and administrative
     expenses                                             492,618        511,976         937,013        979,336
  Interest expense, net                                    16,355         16,424          32,165         32,795
                                                     -------------  -------------   ------------   ------------
       Total costs and expenses                         2,550,590      2,747,525       4,731,685      5,289,627
                                                     -------------  -------------   ------------   ------------

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME
  TAX AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE           56,886         64,615          55,449         74,875

INCOME TAX EXPENSE                                         22,754         24,451          22,179         28,453
                                                     -------------  -------------   ------------   ------------
EARNINGS FROM CONTINUING OPERATIONS BEFORE
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                   34,132         40,164          33,270         46,422

LOSS ON DISCONTINUED OPERATIONS (net of tax
  benefit of $477, $504, $6,871 and $1,337)                  (716)          (879)        (10,307)        (2,181)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE (net of
  tax benefit of $18,759)                                      -              -          (28,139)            -
                                                     -------------  -------------   -------------  ------------
NET EARNINGS (LOSS)                                  $     33,416   $     39,285    $     (5,176)  $     44,241
                                                     =============  =============   =============  ============
NET EARNINGS (LOSS) PER COMMON SHARE
  BASIC
    Earnings from continuing operations before
      cumulative effect of accounting change         $        .33   $        .38    $        .32   $       .44
    Loss on discontinued operations                          (.01)          (.01)           (.10)         (.02)
    Cumulative effect of accounting change                     -              -             (.27)           -
                                                     -------------  -------------   -------------  ------------
    Net earnings (loss)                              $        .32   $        .37    $       (.05)  $       .42
                                                     =============  =============   =============  ============
  DILUTED
    Earnings from continuing operations before
      cumulative effect of accounting change         $        .30   $        .34    $        .30   $       .41
    Loss on discontinued operations                          (.01)          (.01)           (.08)         (.02)
    Cumulative effect of accounting change                      -              -            (.22)           -
                                                     -------------  -------------   -------------  ------------
    Net earnings                                     $        .29   $        .33    $         -    $       .39
                                                     =============  =============   =============  ============




                             See notes to condensed consolidated financial statements.


                                        7-ELEVEN, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (DOLLARS IN THOUSANDS)

                                                    (UNAUDITED)
                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30
                                                                                ------------------------------
                                                                                     2002            2003
                                                                                -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings (loss)                                                         $     (5,176)    $     44,241
    Adjustments to reconcile net earnings (loss) to net cash
        provided by operating activities:
        Cumulative effect of accounting change                                        28,139               -
        Depreciation and amortization of property and equipment                      134,037          146,783
        Other amortization                                                               177              158
        Deferred income tax expense                                                   13,593            9,808
        Noncash interest expense                                                         620              325
        Foreign currency net conversion loss (gain)                                   12,830           (3,773)
        Other noncash (income) loss                                                     (445)           2,786
        Net loss on property and equipment                                             8,074            2,026
        (Increase) decrease in accounts receivable                                       (22)          10,688
        (Increase) decrease in inventories                                            (2,085)          13,211
        Decrease (increase) in other assets                                           13,632          (17,458)
        Increase (decrease) in trade accounts payable and other liabilities           45,948          (16,145)
                                                                                -------------    -------------
                  Net cash provided by operating activities                          249,322          192,650
                                                                                -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Payments for purchase of property and equipment                                 (225,312)        (117,774)
    Proceeds from sale of property and equipment                                       2,907            4,273
    Proceeds from sale of domestic securities                                          1,493              990
    Restricted cash                                                                  (23,191)          (7,486)
    Other                                                                               (271)              74
                                                                                -------------    -------------
                  Net cash used in investing activities                             (244,374)        (119,923)
                                                                                -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from commercial paper and revolving credit facilities                 2,691,022        2,877,527
    Payments under commercial paper and revolving credit facilities               (2,664,450)      (2,972,177)
    Proceeds from issuance of long-term debt                                              -           100,000
    Principal payments under long-term debt agreements                               (21,453)         (18,120)
    (Decrease) increase in outstanding checks in excess of cash in bank               (8,139)           2,640
    Net proceeds from issuance of common stock                                            51               -
    Other                                                                             (1,443)             (42)
                                                                                -------------    -------------
                  Net cash used in financing activities                               (4,412)         (10,172)
                                                                                -------------    -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                536           62,555
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       125,599          120,765
                                                                                -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    126,135     $    183,320
                                                                                =============    =============

RELATED DISCLOSURES FOR CASH FLOW REPORTING
    Interest paid, excluding SFAS No.15 Interest                                $    (34,797)    $    (33,819)
                                                                                =============    =============
    Net income taxes refunded (paid)                                            $      2,461     $     (8,234)
                                                                                =============    =============
    Assets obtained by entering into capital leases                             $     19,165     $     43,637
                                                                                =============    =============
    1998 Yen loan principal and interest payments from restricted cash          $    (22,790)    $     (7,359)
                                                                                =============    =============






                          See notes to condensed consolidated financial statements.



            7-ELEVEN, INC. AND SUBSIDIARIES

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            SIX MONTHS ENDED JUNE 30, 2003

                    (UNAUDITED)

1. BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of June
30, 2003, and the condensed consolidated statements of earnings for the three-month and six-month periods ended
June 30, 2002 and 2003, and the condensed consolidated statements of cash flows for the six-month periods ended
June 30, 2002 and 2003, have been prepared by 7-Eleven, Inc. (the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position at June 30, 2003, and the results of operations and cash flows for all periods presented have been made. Certain prior-period amounts have been reclassified to conform to current-period presentation.
The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

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

     The condensed consolidated balance sheet as of December 31, 2002, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended
December 31, 2002, include accounting policies and additional information pertinent to an understanding of both the December 31, 2002, balance sheet and the interim financial statements. The information has not changed except as a result of normal transactions in the six months ended June 30, 2003, and as discussed in the following notes.

2. STOCK-BASED COMPENSATION

     The Company adopted the interim disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No.
148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," effective January 1, 2003.

  The fair value of each option grant under the Company's 1995 Stock Incentive Plan ("Stock Incentive
Plan") is estimated on the date of grant using the Black-
Scholes option-pricing model with the following weighted-average assumptions used for the options granted: expected life of five years and no dividend yields combined with risk-free interest rates of 4.67% and 2.65% and expected volatility of 67.54% and 64.98% for the options granted in 2002 and 2003, respectively.

     The Company has recognized no compensation expense for its stock options as it is accounting for its Stock
Incentive Plan for employees under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for
Stock Issued to Employees." If compensation expense had been determined based on the fair value at the grant date for awards under this plan consistent with the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings (loss) and net earnings (loss) per common share for the three months and six months ended June 30, 2002 and 2003, would have been reduced to the pro forma amounts indicated in the following table (dollars in thousands, except per-share data):

                                                        Three Months            Six Months
                                                       Ended June 30          Ended June 30
                                                    ------------------     ------------------
                                                       2002     2003         2002      2003
                                                    --------  --------     --------  --------
Net earnings (loss) as reported                     $ 33,416  $ 39,285     $ (5,176) $ 44,241
Add: stock-based compensation expense included
  in reported net earnings (loss), net of tax             -        436           -        808
Less: Total stock-based compensation expense
  determined under the fair-value-based method
  for all stock-based awards, net of tax              (1,024)   (1,638)      (1,849)   (3,010)
                                                    ---------  --------     --------  --------
Pro forma net earnings (loss)                       $ 32,392   $ 38,083    $ (7,025) $ 42,039
                                                    =========  ========     ========  ========

Net earnings (loss) per common share as reported
    Basic                                           $    .32   $    .37    $   (.05) $    .42
    Diluted                                              .29        .33          -        .39
Pro forma net earnings (loss) per common share
    Basic                                           $    .31   $    .36    $   (.07) $    .40
    Diluted                                              .28        .32        (.01)      .38




3. COMPREHENSIVE EARNINGS

     The components of comprehensive earnings (loss) of the Company for the periods presented are as follows (in thousands):


                                                          Three Months            Six Months
                                                         Ended June 30          Ended June 30
                                                      ------------------     ------------------
                                                         2002     2003         2002     2003
                                                      --------  --------     --------  --------
Net earnings (loss)                                   $ 33,416  $ 39,285     $ (5,176) $ 44,241
Other comprehensive earnings:
  Unrealized gains (losses) on equity securities
    (net of ($390), $70, ($223) and ($283)
     deferred taxes)                                      (792)      109         (530)     (360)
  Reclassification adjustments for gains
    included in net earnings (net of $300, $192,
    $591 and $407 deferred taxes)                         (450)     (301)        (906)     (586)
  Unrealized gain (loss) related to interest
    rate swap (net of ($716), $1,123, $242 and
    $2,209 deferred taxes)                              (1,748)    1,557          255     2,773
  Foreign currency translation adjustments               3,675    10,446        3,326    17,831
                                                       --------  --------     --------  --------
    Other comprehensive earnings                           685    11,811        2,145    19,658
                                                       --------  --------     --------  --------
Total comprehensive earnings (loss)                   $ 34,101  $ 51,096     $ (3,031) $ 63,899
                                                      =========  ========     ========  ========



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

     The stores presented as discontinued operations had total revenues and pretax losses as follows for the periods presented (in thousands):



                                                    Three Months            Six Months
                                                    Ended June 30          Ended June 30
                                                 -------------------     ------------------
                                                   2002       2003         2002      2003
                                                 --------   --------     --------  --------
          Total revenue                          $ 36,522    $ 4,451     $ 82,103  $ 23,325
          Pretax loss                              (1,193)    (1,383)     (17,178)   (3,518)



     Included in the pretax loss for the six months ended
June 30, 2002, is a loss on disposal of $11.6 million for write-downs of property and equipment to net realizable value and anticipated future rent and other expenses in excess of related estimated sublease income in connection with the store closings.

     As of June 30, 2002 and 2003, assets held for sale were $13.0 million and $15.3 million, respectively, and are included in other current assets in the accompanying condensed consolidated balance sheets.

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

5. SEJ NOTES AND RETIREMENT OF SENIOR SUBORDINATED
      DEBENTURES

     In January 2003, the Company entered into a note purchase agreement with Seven-Eleven Japan Co., Ltd.
("SEJ") that authorizes the issuance and sale of up to $400 million aggregate principal amount of Senior Subordinated
Notes due January 27, 2010 ("SEJ Notes"), which were issued by the Company and purchased by SEJ in multiple tranches.
Interest on the SEJ Notes was calculated for each tranche on its issuance date and was set by a formula tied to the United States Treasury Rate and Japanese government bond rates. The SEJ Notes are subordinate to all obligations outstanding under the Company's revolving credit facility.
The Company is required to repay the SEJ Notes in eight equal semiannual installments beginning July 2006 and ending January 2010, and interest payments on the unpaid balance of the SEJ Notes are required semiannually beginning January 2003.




     On January 10, 2003, the Company received $100 million from SEJ under the note purchase agreement; the interest rate on this tranche is stated at 3.41%. On July 9, 2003, the Company received the remaining $300 million from SEJ under the note purchase agreement in three equal payments of $100 million; the interest rate on these tranches is stated at 3.01%, 3.34% and 3.71%, respectively.

     In July 2003, the Company used a portion of the proceeds of the SEJ Notes to retire $239.3 million principal amount of its 5% First Priority Senior
Subordinated Debentures due 2003, $111.4 million principal amount of its 4 1/2% Second Priority Senior Subordinated
Debentures (Series A) due 2004 and $18.5 million principal amount of its 4% Second Priority Senior Subordinated
Debentures (Series B) due 2004. As a result of the inclusion of SFAS No. 15, "Accounting by Debtors and
Creditors for Troubled Debt Restructuring," interest in the carrying amount of the retired debt, the Company will recognize a pretax gain of approximately $10.0 million in the third quarter of 2003. The gain will be recorded in operating, selling, general and administrative expenses.

6.     OTHER RELATED PARTY TRANSACTIONS

     In May 2002, a financial-services subsidiary of SEJ made a personal loan of 227.5 million Japanese yen
(approximately $1.75 million) to one of the Company's non-employee directors. The term of the loan, which is secured by certain shares of stock owned by the director and bears interest at 2.6%, has been extended from May 2003 to November 2003. As of June 30, 2003, interest expense incurred on the loan approximates $51,000.






7.     EARNINGS PER SHARE

     Computations for basic and diluted earnings (loss) per share are presented below (in thousands, except per-share data):


                                                               Three Months           Six Months
                                                               Ended June 30         Ended June 30
                                                           ---------------------   --------------------
                                                             2002        2003        2002       2003
                                                           ----------  ---------   ---------  ---------
BASIC
Earnings from continuing operations before
  cumulative effect of accounting change                   $  34,132   $  40,164   $  33,270  $  46,422
Loss on discontinued operations                                 (716)       (879)    (10,307)    (2,181)
Cumulative effect of accounting change                            -           -      (28,139)        -
                                                           ----------  ----------  ---------- ----------
Net earnings (loss)                                        $  33,416   $  39,285   $  (5,176) $  44,241
                                                           ==========  ==========  ========== ==========

Weighted-average common shares outstanding                   104,824     104,902     104,821    104,878
                                                           ==========  ==========  ========== ==========

Earnings per common share from continuing operations
  before cumulative effect of accounting change            $     .33   $     .38   $     .32  $     .44
Loss per common share on discontinued operations                (.01)       (.01)       (.10)      (.02)
Loss per common share on cumulative effect of
  accounting change                                               -           -         (.27)        -
                                                           ----------  ----------  ---------- ----------
Net earnings (loss) per common share                       $     .32   $     .37   $    (.05) $     .42
                                                           ==========  ==========  ========== ==========
DILUTED
Earnings from continuing operations before
  cumulative effect of accounting change                   $  34,132   $  40,164   $  33,270  $  46,422
Add interest on convertible quarterly income debt
  securities, net of tax                                       2,608       2,695       5,216      5,389
                                                           ----------  ----------  ---------- ----------
Earnings from continuing operations before cumulative
  effect of accounting change plus assumed conversions     $  36,740   $  42,859   $  38,486  $  51,811
Loss on discontinued operations                                 (716)       (879)    (10,307)    (2,181)
Cumulative effect of accounting change                            -           -      (28,139)        -
                                                           ----------  ----------  ---------- ----------
Net earnings plus assumed conversions                      $  36,024   $  41,980   $      40  $  49,630
                                                           ==========  ==========  ========== ==========

Weighted-average common shares outstanding (Basic)           104,824     104,902     104,821    104,878
Add effects of assumed conversions:
  Stock options, stock units, performance share
    units and restricted stock (1)                               140         822         141        632
  Convertible quarterly income debt securities                20,924      20,924      20,924     20,924
                                                           ----------  ----------  ---------- ----------
Weighted-average common shares outstanding plus
  shares from assumed conversions (Diluted)                  125,888     126,648     125,886    126,434
                                                           ==========  ==========  ========== ==========
Earnings per common share from continuing operations
  before cumulative effect of accounting change            $     .30   $     .34   $     .30  $     .41
Loss per common share on discontinued operations                (.01)       (.01)       (.08)      (.02)
Loss per common share on cumulative effect of
  accounting change                                               -           -         (.22)        -
                                                           ----------  ----------  ---------- ----------
Net earnings per common share                              $     .29   $     .33   $      -   $     .39
                                                           ==========  ==========  ========== ==========



(1) Stock options for 6.6 million, 5.0 million, 4.0 million and 6.3 million shares of common stock for the three-month and six-month periods ended June 30, 2002 and 2003, respectively, have exercise prices that are greater than the average market prices of the common shares for each respective period.  Therefore, these shares have not been included in the diluted earnings per share calculations.




8.     RECENTLY ISSUED ACCOUNTING STANDARDS

     In April 2003, the Financial Accounting Standards
Board ("FASB") issued SFAS No. 149, "Amendment of SFAS No.
133 on Derivative Instruments and Hedging Activities."
SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The Company will adopt the provisions of SFAS No. 149 on a prospective basis for any contracts entered into after June 30, 2003. The
Company does not expect that the statement will have a material impact on its consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for all financial instruments created or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003.
The Company will adopt the provisions of SFAS No. 150 as of July 1, 2003. The Company does not expect that the statement will have a material impact on its consolidated financial statements.

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

     The Company expects to include the assets, liabilities, noncontrolling interests and results of activities of certain trusts in its consolidated financial statements effective July 1, 2003. The trusts, which were funded by a group of senior lenders, were established in connection with two lease facilities that have provided the Company with $191.0 million in off-balance sheet financing as of June 30, 2003, for constructing new stores and acquiring operating convenience stores from unaffiliated third parties. The trusts acquired land and undertook construction projects for which the Company was the construction agent or acquired operating convenience stores from third parties. The Company estimates that this will result in an after-tax, one-time cumulative effect charge of approximately $9 million to $12 million in the third quarter of 2003. On an annual basis, the Company expects the after-tax impact on earnings from continuing operations to be a charge of approximately $5 million to $7 million.





            REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and
    Shareholders of 7-Eleven, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of 7-Eleven, Inc. and Subsidiaries as of June 30, 2003, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 2002 and 2003, and the condensed consolidated statements of cash flows for the six-month periods ended
June 30, 2002 and 2003. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of earnings, shareholders' equity
(deficit), and cash flows for the year then ended
(not presented herein); and in our report dated
January 30, 2003, which included an explanatory paragraph for the adoption of newly issued accounting standards in 2001 and 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



               PRICEWATERHOUSECOOPERS LLP
Dallas, Texas
July 31, 2003



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

We seek to meet the changing needs of convenience customers and maintain a leadership position in the convenience store industry by leveraging our scale, technology, people and widely recognized brand. We continue to focus on our traditional convenience store business as well as our growth strategy to further our competitive advantage and improve our financial results.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2003, TO THREE MONTHS
ENDED JUNE 30, 2002

NET SALES


                                                        Three Months Ended June 30
                                                      --------------------------
                                                            2002          2003
                                                          ---------    ----------
Net Sales: (in millions)
   Merchandise sales                                      $ 1,858.7    $ 1,956.0
   Gasoline sales                                             720.8        831.9
                                                           --------      --------
Total net sales                                           $ 2,579.5    $ 2,787.9
U.S. same-store merchandise sales growth                        2.6%         2.3%
Gasoline gallons sold (in millions)                           497.6        531.8
Gasoline gallon sales change per store                          3.5%         4.1%
Average retail price of gasoline per gallon               $    1.45    $    1.56






     Merchandise sales for the three months ended June 30, 2003, increased $97.3 million, or 5.2%, over the same period in 2002. U.S. same-store merchandise sales growth was 2.3% for the three months ended June 30, 2003, on top of 2.6% for the three months ended June 30, 2002. Key contributors to the merchandise sales growth in 2003 were increases in the sales of prepaid cards, fresh food, beverages and cigarettes.

     Gasoline sales for the three months ended June 30, 2003, increased $111.1 million, or 15.4%, compared to the same period in 2002. We attribute this to an increase of 11 cents per gallon in our average retail price of gasoline in the second quarter of 2003, compared to the same quarter in 2002, as well as an increase in gallons sold of 6.9% to 531.8 million gallons. This increase in gallons sold translates into 4.1% growth on a per store basis.

GROSS PROFIT



                                                        Three Months Ended June 30
                                                      --------------------------
                                                            2002          2003
                                                         --------       ---------
Gross Profit (in millions)
   Merchandise gross profit                              $ 654.1         $ 679.9
   Gasoline gross profit                                    75.6            92.3
                                                         --------        --------
Total gross profit                                       $ 729.7         $ 772.2
Merchandise gross profit margin                            35.19%          34.76%
Merchandise gross profit growth per store                    4.7%            2.0%
Gasoline gross profit margin cents per gallon               15.2            17.4
Gasoline gross profit change per store                       5.3%           19.0%


     Merchandise gross profit for the three months ended
June 30, 2003, increased $25.8 million, or 3.9%, over the same period in 2002 as a result of higher sales. Gross profit margin declined 43 basis points to 34.76% for the second quarter of 2003 from 35.19% for the same period in 2002. Changes in product mix positively impacted merchandise sales and gross profit dollars, but resulted in a lower merchandise margin during the quarter. In addition, unseasonably cold weather in several parts of the country also affected sales of higher margin items like Slurpee(r) and fountain drinks. The impact on merchandise margin was partially offset by a continuation of the favorable trend from managing cost of goods and shortage.



OTHER INCOME

     Other income for the three months ended June 30, 2003, was $24.2 million, a decrease of $3.8 million, or 13.6%, from $28.0 million for the same period in 2002. Our royalty income from our area licensees was $12.4 million for the three months ended June 30, 2003, compared to $22.1 million for the same period in 2002. This decrease was due to the anticipated reduction in the Seven-Eleven Japan licensing royalties of $10.0 million. The decrease in the licensing royalties was partially offset by an increase in franchise fees and an increase in Vcom placement fee income as a result of the installation of additional kiosks over the prior-year quarter. See "Liquidity and Capital Resources."





     FRANCHISEE GROSS PROFIT EXPENSE

     Franchisee gross profit expense for the three months ended June 30, 2003, was $203.4 million, an increase of $11.6 million, or 6.0%, from $191.8 million for the same period in 2002. The increase is due to higher per-store gross profit, which resulted from increased sales at franchised stores as well as an increase in the number of stores operated by franchisees.

     OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
        (OSG&A)

     The primary components of OSG&A are store expenses, occupancy (including depreciation) and corporate expenses. OSG&A for the three months ended June 30, 2003, was $512.0 million, an increase of $19.4 million, or 3.9%, from $492.6 million for the same period in 2002. The primary drivers of the increase were higher occupancy expenses from new store openings, compensation and benefits, and credit card processing fees, partially offset by a gain on currency conversion.

The ratio of OSG&A to revenues decreased to 18.2% for the second quarter of 2003 from 18.9% for the second quarter of 2002. Included in OSG&A for the three months ended June 30, 2003 was a $3.4 million currency conversion gain. Included in OSG&A for the same period of 2002 was a $14.0 million currency conversion loss.

     INTEREST EXPENSE, NET

     Net interest expense for the three months ended June 30, 2003, and June 30, 2002, was $16.4 million. See "Liquidity and Capital Resources."

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

On July 11, 2003, we redeemed all of our outstanding senior subordinated debentures. Therefore, interest on the debentures ceased to accrue as of that date. See "Liquidity and Capital Resources."


INCOME TAX EXPENSE

     Income tax expense for the three months ended June 30, 2003, was $24.5 million compared to $22.8 million for the same period in 2002. Our effective tax rate was 37.8% for the second quarter of 2003, compared to 40.0% for the second quarter of 2002.

     EARNINGS FROM CONTINUING OPERATIONS

For the three months ended June 30, 2003, our earnings from continuing operations were $40.2 million ($0.34 per diluted share), compared to $34.1 million ($0.30 per diluted share) for the same period in 2002.




DISCONTINUED OPERATIONS

Discontinued operations for the three months ended June
30, 2003, resulted in a loss of $879,000 (net of $504,000
tax benefit) compared to a loss of $716,000 (net of $477,000 tax benefit) for the same period in 2002. These stores had total revenues of $4.5 million and $36.5 million and pretax losses of $1.4 million and $1.2 million for the three months ended June 30, 2003 and 2002, respectively.

     NET EARNINGS

Net earnings for the three months ended June 30, 2003, were $39.3 million ($0.33 per diluted share), compared to $33.4 million ($0.29 per diluted share) for the same period in 2002.

     SEASONALITY

     Weather conditions can have a significant impact on our sales, as buying patterns have shown that our customers increase their transactions and also purchase higher profit margin products when weather conditions are favorable. Consequently, our results are seasonal, and we typically earn more during the warmer second and third quarters.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2003 TO SIX MONTHS
ENDED JUNE 30, 2002

NET SALES


                                                      Six Months Ended June 30
                                                    --------------------------
                                                         2002          2003
                                                       ---------      ---------
Net Sales: (in millions)
   Merchandise sales                                   $ 3,454.1      $ 3,664.6
   Gasoline sales                                        1,278.5        1,654.9
                                                        --------       --------
Total net sales                                        $ 4,732.6      $ 5,319.5
U.S. same-store merchandise sales growth                     3.1%           3.3%
Gasoline gallons sold (in millions)                        963.3        1,037.2
Gasoline gallon sales change per store                       3.1%           4.5%
Average retail price of gasoline per gallon            $    1.33      $    1.60


     Merchandise sales for the six months ended June 30, 2003, increased $210.5 million, or 6.1%, over the same period in 2002. U.S. same-store merchandise sales growth was 3.3% for the six months ended June 30, 2003, on top of 3.1% for the six months ended June 30, 2002. Key contributors to the merchandise sales growth in 2003 were increases in the sales of prepaid cards, fresh food, beer, non-carbonated beverages and cigarettes.

     Gasoline sales for the six months ended June 30, 2003, increased $376.4 million, or 29.4%, compared to the same period in 2002. We attribute this increase to an increase of 27 cents per gallon in our average retail price of gasoline in the first six months of 2003, compared to the same period in 2002, as well as an increase of 7.7% in gallons sold to 1,037.2 million gallons. This increase in gallons sold was primarily due to the addition of new gasoline stores, and equates to a 4.5% growth in gallons sold per store.




     GROSS PROFIT


                                                       Six Months Ended June 30
                                                     --------------------------
                                                          2002            2003
                                                         ------          -------
Gross Profit (in millions)
   Merchandise gross profit                           $ 1,205.9         $ 1,259.4
   Gasoline gross profit                                  118.2             160.4
                                                      ---------         ---------
Total gross profit                                    $ 1,324.1         $ 1,419.8
Merchandise gross profit margin                           34.91%            34.37%
Merchandise gross profit growth per store                   5.2%              2.4%
Gasoline gross profit margin cents per gallon              12.3              15.5
Gasoline gross profit change per store                    (4.9)%             31.8%


     Merchandise gross profit for the six months ended June 30, 2003, increased $53.5 million, or 4.4%, over the same period in 2002 as a result of higher sales. Gross profit margin declined 54 basis points to 34.37% for the six months ended June 30, 2003 from 34.91% for the same period in 2002. The decrease in overall gross profit margin is attributable to our strategy of maximizing gross profit dollars. The changing product mix affects merchandise margins as we sell more items that contribute to gross profit dollars but negatively impact gross profit margin, such as cigarette cartons. The impact from product assortment changes was partially offset by the continued emphasis on managing cost of goods.

Gasoline gross profit for the six months ended June 30, 2003, increased $42.2 million, or 35.8%, to $160.4 million. Expressed as cents per gallon, our gasoline margin was
15.5 cents in the six-month period ended June 30, 2003, compared to 12.3 cents for the same period in 2002. Although wholesale costs were greater in the six-month period ended June 30, 2003, than in the same period a year ago, retail prices were much higher than in the prior-year period, contributing to the increase in profit margin.

OTHER INCOME

     Other income for the six months ended June 30, 2003, was $45.0 million, a decrease of $9.5 million, or 17.4%, from $54.5 million for the same period in 2002. Our royalty income from our area licensees was $24.6 million for the six months ended June 30, 2003, compared to $41.7 million for the same period in 2002. This decrease was due to the anticipated reduction in the Seven-Eleven Japan licensing royalties of $18.9 million. The decrease in the licensing royalties was partially offset by an increase in franchise fees and an increase in Vcom placement fee income as a result of the installation of additional kiosks over the prior-year six-month period. See "Liquidity and Capital Resources."

     FRANCHISEE GROSS PROFIT EXPENSE

     Franchisee gross profit expense for the six months ended June 30, 2003, was $377.8 million, an increase of $23.9 million, or 6.8%, from $353.9 million for the same period in 2002. The increase is due to higher per-store gross profit, which resulted from increased sales at franchised stores as well as an increase in the number of stores operated by franchisees.




     OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
       (OSG&A)

     The primary components of OSG&A are store expenses, occupancy (including depreciation) and corporate expenses. OSG&A for the six months ended June 30, 2003, was $979.3 million, an increase of $42.3 million, or 4.5%, from $937.0 million for the same period in 2002. The primary drivers of the increase were higher occupancy expenses from new store openings, compensation and benefits, and credit card processing fees, partially offset by a currency conversion gain.

The ratio of OSG&A to revenues decreased to 18.3% for the six months ended June 30, 2003 from 19.6% for the same period in 2002. Included in OSG&A for the six months ended June 30, 2003 was a $3.6 million gain related to life insurance proceeds and a $3.8 million currency conversion gain. Included in OSG&A for the same period of 2002 was a $6.9 million charge related to severance and other expenses and a $12.8 million currency conversion loss.

     INTEREST EXPENSE, NET

     Net interest expense for the six months ended June 30, 2003, was $32.8 million, an increase of $630,000, or 2.0%, from $32.2 million for the same period in 2002. The slight increase is primarily due to an increase in capital lease commitments during the first six months of 2003 compared to the same period a year ago. See "Liquidity and Capital Resources."

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

INCOME TAX EXPENSE

     Income tax expense for the six months ended June 30, 2003, was $28.5 million compared to $22.2 million for the same period in 2002. Our effective tax rate was 38.0% for the six months ended June 30, 2003 compared to 40.0% for the six months ended June 30, 2002.

     EARNINGS FROM CONTINUING OPERATIONS

For the six months ended June 30, 2003, our earnings from continuing operations before cumulative effect of accounting change was $46.4 million ($0.41 per diluted share), compared to $33.3 million ($0.30 per diluted share) for the same period in 2002.

DISCONTINUED OPERATIONS

Discontinued operations for the six months ended June
30, 2003, resulted in a loss of $2.2 million (net of $1.3 million tax benefit) compared to a loss of $10.3 million (net of $6.9 million tax benefit) for the same period in 2002. These stores had total revenues of $23.3 million and $82.1 million and pretax losses of $3.5 million and $17.2 million for the six months ended June 30, 2003 and 2002,
respectively.   Included in the pretax loss for the six
months ended June 30, 2003 is a loss on disposal of $11.6 million. The loss on disposal represents write-downs of property and equipment to net realizable value and anticipated future rent and other expenses in excess of related estimated sublease income in connection with the store closings.




CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     On January 1, 2002, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," which resulted in a one-time charge of $28.1 million, net of deferred tax benefit, related to the cumulative effect of the accounting change which relates to the accounting for costs associated with future removal of underground gasoline storage tanks.

     NET EARNINGS (LOSS)

Net earnings for the six months ended June 30, 2003, were $44.2 million ($0.39 per diluted share), compared to a net loss of $5.2 million ($0.00 per diluted share) for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

     We obtain the majority of our working capital from these sources:

     *     Cash flows generated from our operating activities;
     * A $650 million commercial paper facility, guaranteed by Ito-Yokado Co., Ltd.;
     * Borrowings of up to $200 million under our revolving credit facility.

     We believe that operating activities, available working capital sources and additional borrowings will provide sufficient liquidity in 2003 to fund our operating costs, capital expenditures and debt service. In addition, we intend to continue accessing the leasing market to finance our new stores and certain equipment.

     We expect capital expenditures for 2003, excluding lease commitments, will be between $335 million and $365 million. Our new capital lease commitments for the first six months of 2003 were $43.6 million compared to $19.2 million for the same period in 2002. For the six months ended June 30, 2003, our capital expenditures and capital lease commitments were primarily related to developing new stores, replacing store equipment and information technology. We opened 35 stores in the first six months of 2003 and expect to open approximately 100 stores during the full year 2003. Therefore, we expect capital expenditures to increase in the second half of 2003.

In January 2003, we entered into a note purchase agreement with SEJ that authorizes the issuance and sale of up to $400 million aggregate principal amount of Senior Subordinated Notes due January 27, 2010 ("SEJ Notes"), which we issued and SEJ purchased in multiple tranches. Interest on the SEJ Notes was calculated for each tranche on its issuance date and was set by a formula tied to the United States Treasury Rate and Japanese government bond rates. The SEJ Notes are subordinate to all obligations outstanding under our revolving credit facility. On January 10, 2003, we received $100 million from SEJ under the note purchase agreement; the interest rate on this tranche is 3.41%. On July 9, 2003, we received the remaining $300 million from SEJ under the note purchase agreement in three equal payments of $100 million; the interest rate on these tranches is stated at 3.01%, 3.34% and 3.71% respectively.

In July 2003, we used a portion of the proceeds of the note purchase agreement to retire $239.3 million principal amount of our 5% First Priority Senior Subordinated
Debentures due 2003, $111.4 million principal amount of our 41/2% Second Priority Senior Subordinated Debentures (Series A) due 2004 and $18.5 million principal amount of our 4% Second Priority Senior Subordinated Debentures (Series B) due 2004.
As a result of including the SFAS No. 15 interest in the carrying amount of the retired debt, we will recognize a pretax gain of approximately $10.0 million in the third quarter of 2003 in OSG&A.





As a result of the retirement of the senior subordinated debentures, interest expense will increase in 2003 by approximately $8.0 million (approximately $14.0 million on an annual basis) because during the period they were outstanding, we did not recognize interest expense on these debentures. See - Comparison of Three Months Ended June 30, 2003 to Three Months Ended June 30, 2002 - Interest Expense, Net and Note 5 to the Notes to the condensed consolidated financial statements.

 VCOM

We announced plans in the third quarter of 2002 to expand our rollout of Vcom to 1,000 stores, adding to our original Vcom pilot program in Texas and Florida. As of June 30, 2003, this expanded rollout was virtually complete. We funded the $55 million capital investment needed for the Vcom rollout primarily by a capital lease program. We estimate that we will need approximately $110 million by year-end to fund check-cashing and ATM transaction disbursements to consumers. We are funding this requirement through our commercial paper program.

In exchange for our granting strategic partners exclusive rights to offer their services or products on our Vcom kiosks, the partners will pay us placement fees, a percentage of the transaction fees and, in certain circumstances, expense reimbursement. Placement fee commitments for the 1,000 units total approximately $150 million.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities for the six months ended June 30, 2003, was $192.7 million compared to $249.3 million for the six months ended June 30, 2002. We attribute this decrease to changes in working capital items, primarily as a result of timing of the funding for money orders, the timing of the receipt of vendor allowances and other receivables, the timing of payment of merchandise and gasoline payables and decreases in employee benefits payables.

     CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities for the six months ended June 30, 2003, was $119.9 million, a decrease of $124.5 million, or 50.9%, from $244.4 million for the six months ended June 30, 2002. The primary driver of the decrease was a $107.5 million decrease in capital expenditures to $117.8 million for the six months ended June 30, 2003, from $225.3 million for the same period in 2002.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in financing activities was $10.2 million for the six months ended June 30, 2003, an increase of $5.8 million from $4.4 million for the six months ended June 30, 2002. Net payments under commercial paper and revolving credit facilities for the six months ended June 30, 2003, totaled $94.7 million, compared to net proceeds of $26.6 million for the same period in 2002. The $100 million in proceeds from issuance of long-term debt in 2003 resulted from the borrowing under the $400 million SEJ Notes, referred to above. See also Note 5 to the notes to the condensed consolidated financial statements.



OTHER ISSUES

ENVIRONMENTAL

At June 30, 2003, our estimated undiscounted liability for our environmental costs related to remedial action at existing and previously operated gasoline storage sites and other operating and non-operating properties where releases of regulated substances have been detected was $37.5 million. We anticipate that substantially all of the future remediation costs for detected releases of regulated substances at remediation sites of which we are aware, as of June 30, 2003, will be incurred within the next five to six years. The estimated liability could change within the near future for several reasons, including revisions to or the creation of governmental requirements, existing remediation projects become fully defined and revised cost-to-closure estimates become available and unplanned future failures of underground gasoline storage tank systems.

     Under state reimbursement programs, we are eligible to be reimbursed for a portion of remediation costs previously incurred. At June 30, 2003, we had recorded a net receivable of $60.2 million for the estimated state reimbursements, of which $34.8 million relates to remediation costs incurred in the State of California. In assessing the probability of state reimbursements, we take into consideration each state's fund balance, revenue sources, existing claim backlog, historical payments and claim ranking. As a result of these assessments, the recorded receivable amounts at June 30, 2003, are net of allowances of $11.0 million. The estimated future state reimbursement amounts could change within the near future as governmental requirements and state reimbursement programs continue to be revised or extended. The California program separates claims into four classes (A, B, C and D). Our claims are in class D. Reimbursement amounts related to the California program could be impacted by the current trend of the program to appropriate more funds to classes A, B and C, leaving our claims as part of a growing backlog of class D claims.

     While we cannot be certain of the timing of our receipt of state reimbursement funds, based on our experience we expect to receive the majority of state reimbursement funds within one to three years after our payment of eligible remediation expenses. This time period assumes that the state administrative procedures for processing such reimbursements have been fully developed. One exception to our assumption is California, where we estimate that we will receive reimbursement funds within one to eight years after our payment of eligible remediation expenses. As a result of the timing for reimbursements, we have present-valued the portion of the recorded receivable amount that relates to remediation activities that have already been completed at a discount rate of approximately 3.5%. Thus, in addition to the allowance set forth in the preceding paragraph, the recorded receivable amount is also net of a discount of $8.0 million.

     Any revisions to our estimated future remediation expenditures and related state reimbursement amounts could have a material impact on our operations and financial position.



NEW ACCOUNTING STANDARDS

     In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. We will adopt the provisions of SFAS No. 149 on a prospective basis for any contracts entered into after June 30, 2003. We do not expect that the statement will have a material impact on our consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for all financial instruments created or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. We will adopt the provisions of SFAS No. 150 as of July 1, 2003; we do not expect that the statement will have a material impact on our consolidated financial statements.

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

We expect to include the assets, liabilities, noncontrolling interests and results of activities of certain trusts in its consolidated financial statements effective July 1, 2003. The trusts, which were funded by a group of senior lenders, were established in connection with two lease facilities that have provided us with $191.0 million in off-balance sheet financing as of June 30, 2003, for constructing new stores and acquiring operating convenience stores from unaffiliated third parties. The trusts acquired land and undertook construction projects for which we were the construction agent or acquired operating convenience stores from third parties. We estimate that this will result in an after-tax, one-time cumulative effect charge of approximately $9 million to $12 million in the third quarter of 2003. On an annual basis, we expect the after-tax impact on earnings from continuing operations to be a charge of approximately $5 million to $7 million.




ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
RISK

     See "Management's Discussion and Analysis of Financial
Condition and Results of Operations," above.

ITEM 4.  CONTROLS AND PROCEDURES.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. Within 90 days prior to the filing of this report, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934 within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II.

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

    There are no reportable suits or proceedings pending or threatened against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On April 23, 2003, we held our annual meeting of shareholders. Each of the eleven nominated directors was elected without contest. In addition, our shareholders ratified the approval of PricewaterhouseCoopers LLP to be our independent auditors for 2003, approved an amendment to our 1995 Stock Incentive Plan to increase the pool of shares available under the plan by 3 million and approved an amendment to our Stock Compensation Plan for Non-Employee Directors authorizing the award of grants of restricted stock and stock options to our independent directors.





(a) The votes for and the votes withheld for each of the nominees for director were as follows:

          NOMINEE                FOR               WITHHELD

          Toshifumi Suzuki       90,502,830        1,782,448
          Yoshitami Arai         91,536,235          749,043
          Masaaki Asakura        90,940,085        1,345,193
          Timothy N. Ashida      90,464,144        1,821,134
          Jay W. Chai            90,872,517        1,412,761
          Gary J. Fernandes      90,865,319        1,419,959
          Masaaki Kamata         90,939,676        1,345,602
          James W. Keyes         90,433,610        1,851,668
          Kazuo Otsuka           90,444,733        1,840,545
          Lewis E. Platt         90,877,656        1,407,622
          Nobutake Sato          90,940,095        1,345,183


(b) The votes for, against, abstaining and broker non-votes in connection with the ratification of the appointment of PricewaterhouseCoopers LLP to be our independent auditors for 2003 were as follows:

91,891,638 shares were voted for; 374,204 shares were voted against; 19,436 shares abstained from voting; and no broker non-votes were received.

(c) The votes for, against, abstaining and broker non-votes in connection with the approval of a proposed amendment to our 1995 Stock
     Incentive Plan were as follows:

91,243,284 shares were voted for; 1,015,580
shares were voted against; 26.414 shares abstained from voting; and no broker non-votes were received.

(d) The votes for, against, abstaining and broker non-votes in connection with the approval of a proposed amendment to our Stock Compensation Plan for Non-
Employee Directors were as follows:

91,390,658 shares were voted for; 868,199 shares were voted against; 26,421 shares abstained from voting; and no broker non-votes were received.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

1. Exhibit 15 - Letter re Unaudited Interim
Financial Information. Letter of
PricewaterhouseCoopers LLP.

2.  Exhibit 31(1) - Certification by Chief
Executive Officer Required by Section 302 of the Sarbanes-Oxley Act of 2002.

3.  Exhibit 31(2) - Certification by Chief
Financial Officer Required by Section 302 of the Sarbanes-Oxley Act of 2002.

4.  Exhibit 32(1) - Certification by Chief
Executive Officer Required by Section 906 of the Sarbanes-Oxley Act of 2002.

5.  Exhibit (32)(2) - Certification by Chief
Financial Officer Required by Section 906 of the Sarbanes-Oxley Act of 2002.


(b)   8-K Reports:

        During the quarter, we filed the following report on Form 8-K:

Report on Form 8-K dated April 22, 2003 (date of earliest event reported), furnished on April 22, 2003, with respect to our earnings release for the three months ended March 31, 2003.





SIGNATURES

    Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                7-ELEVEN, INC.
                                 (Registrant)



Date:  August 6, 2003                /s/  James W. Keyes
                                     --------------------------------
                                     (Officer)
                                     James W. Keyes
                                     President and Chief Executive Officer


Date:  August 6, 2003                /s/  Edward W. Moneypenny
                                     --------------------------------
                                    (Principal Financial Officer)
                                    Edward W. Moneypenny
                                    Senior Vice President
                                    and Chief Financial Officer





