Form 10-Q
period 2003-09-30
7 ELEVEN INC
filed 2003-11-07
CIK 92344

FORM 10-Q


                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                           ----------------

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003

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

     Indicate by check mark whether the registrant is an
accelerated filer (as defined in Rule 12b-2 of the Exchange
Act).  Yes X   No

           APPLICABLE ONLY TO CORPORATE ISSUERS:

111,543,165 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of September 30, 2003.





                          7-ELEVEN, INC.
                               INDEX


                                                                                     PAGE
                                                                                      NO.
                                                                                     ----
Part I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

         Condensed Consolidated Balance Sheets -
           December 31, 2002 and September 30, 2003                                     1

         Condensed Consolidated Statements of Earnings -
           Three Months and Nine Months Ended September 30, 2002 and 2003               2

         Condensed Consolidated Statements of Cash Flows -
           Nine Months Ended September 30, 2002 and 2003                                3

         Notes to Condensed Consolidated Financial Statements                           4

         Report of Independent Auditors                                                11


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                                   12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                    23

ITEM 4.  CONTROLS AND PROCEDURES                                                       23

Part II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                             24

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                              25

SIGNATURES                                                                             26

Exhibit (15) - Letter re Unaudited Interim Financial Information                     Tab 1

Exhibit 31(1) - Certification of Chief Executive Officer Required by
                Section 302 of the Sarbanes-Oxley Act                                Tab 2

Exhibit 31(2) - Certification of Chief Financial Officer Required by
                Section 302 of the Sarbanes-Oxley Act                                Tab 3

Exhibit 32(1) - Certification of Chief Executive Officer Required by
                Section 906 of the Sarbanes-Oxley Act                                Tab 4

Exhibit 32(2) - Certification of Chief Financial Officer Required by
                Section 906 of the Sarbanes-Oxley Act                                Tab 5








                                  (i)


                             7-ELEVEN, INC. AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS
                       (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)




                                                               December 31,    September 30,
                                                                  2002              2003
                                                              -------------    -------------
                                                                                (Unaudited)
ASSETS
Current assets
   Cash and cash equivalents                                  $     82,423     $    101,936
   Cash for Vcom kiosks                                             38,342           67,517
                                                              -------------    -------------
       Total cash and cash equivalents                             120,765          169,453
   Accounts receivable                                             248,483          207,749
   Inventories                                                     114,091           95,425
   Other current assets                                            140,837          157,184
                                                              -------------    -------------
       Total current assets                                        624,176          629,811
Property and equipment                                           2,175,360        2,347,235
Goodwill and intangible assets                                     140,490          140,577
Other assets                                                       124,299          119,160
                                                              -------------    -------------
       Total assets                                           $  3,064,325     $  3,236,783
                                                              =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Trade accounts payable                                     $    260,978     $    261,491
   Accrued expenses and other liabilities                          457,623          486,952
   Long-term debt due within one year                               48,609           38,716
                                                              -------------    -------------
       Total current liabilities                                   767,210          787,159
Deferred credits and other liabilities                             386,995          415,515
Long-term debt                                                   1,366,623        1,398,596
Convertible quarterly income debt securities                       380,000          300,000
Commitments and contingencies
Shareholders' equity
   Preferred stock, $.01 par value                                      -                -
   Common stock, $.0001 par value                                       10               11
   Additional capital                                            1,168,182        1,248,452
   Accumulated deficit                                            (990,107)        (919,946)
   Unearned compensation                                            (1,068)            (878)
   Accumulated other comprehensive earnings (loss)                 (13,520)           7,874
                                                              -------------    -------------
       Total shareholders' equity                                  163,497          335,513
                                                              -------------    -------------
       Total liabilities and shareholders' equity             $  3,064,325     $  3,236,783
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

                                           7-ELEVEN, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                    (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                (UNAUDITED)

                                                                Three Months                  Nine Months
                                                              Ended September 30          Ended September 30
                                                        ----------------------------   ---------------------------
                                                             2002           2003           2002          2003
                                                        -------------  -------------   ------------  -------------
REVENUES
  Merchandise sales (including $186,177, $228,119,
     $515,443 and $641,234 in excise taxes)             $  1,979,692   $  2,102,332    $  5,430,833   $  5,763,785
  Gasoline sales (including $200,723, $212,752,
     $568,294 and $609,770 in excise taxes)                  754,332        903,529       2,031,677      2,556,872
                                                        -------------  -------------   ------------   ------------
       Net sales                                           2,734,024      3,005,861       7,462,510      8,320,657
  Other income                                                24,246         26,172          78,741         71,164
                                                        -------------  -------------   ------------   ------------
       Total revenues                                      2,758,270      3,032,033       7,541,251      8,391,821

COSTS AND EXPENSES
  Merchandise cost of goods sold                           1,283,197      1,376,039       3,529,464      3,779,142
  Gasoline cost of goods sold                                687,739        812,789       1,847,031      2,305,810
                                                        -------------  -------------   ------------   ------------
       Total cost of goods sold                            1,970,936      2,188,828       5,376,495      6,084,952
  Franchisee gross profit expense                            207,634        220,175         561,434        597,842
  Operating, selling, general and administrative
     expenses                                                514,469        546,507       1,450,766      1,525,025
  Interest expense, net                                       16,295         19,688          48,460         52,483
                                                        -------------  -------------   ------------   ------------
       Total costs and expenses                            2,709,334      2,975,198       7,437,155      8,260,302
                                                        -------------  -------------   ------------   ------------

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME
  TAX AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE              48,936         56,835         104,096        131,519

INCOME TAX EXPENSE                                            19,575         21,597          41,638         49,977
                                                        -------------  -------------   ------------   ------------
EARNINGS FROM CONTINUING OPERATIONS BEFORE
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                      29,361         35,238          62,458         81,542

EARNINGS (LOSS) ON DISCONTINUED OPERATIONS (net of tax
  (expense) benefit of ($60), ($568), $6,696 and $697)            90            926         (10,044)        (1,137)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE (net of tax
  benefit of $-, $6,550, $18,759 and $6,550)                      -         (10,244)        (28,139)       (10,244)
                                                        -------------  -------------   ------------   ------------
NET EARNINGS                                            $     29,451   $     25,920    $     24,275   $     70,161
                                                        =============  =============   ============   ============
NET EARNINGS PER COMMON SHARE
  BASIC
    Earnings from continuing operations before
      cumulative effect of accounting change            $        .28   $        .33    $        .60   $       .78
    Earnings (loss) on discontinued operations                   .00            .01            (.10)         (.01)
    Cumulative effect of accounting change                         -           (.10)           (.27)         (.10)
                                                        -------------  -------------   ------------   ------------
    Net earnings                                        $        .28   $        .24    $        .23   $       .67
                                                        =============  =============   ============   ============
  DILUTED
    Earnings from continuing operations before
      cumulative effect of accounting change            $        .25   $        .29    $        .55   $       .71
    Earnings (loss) on discontinued operations                   .00            .01            (.08)         (.01)
    Cumulative effect of accounting change                         -           (.08)           (.22)         (.08)
                                                        -------------  -------------   ------------   ------------
    Net earnings                                        $        .25   $        .22    $        .25   $       .62
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


<Page

                                        7-ELEVEN, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (DOLLARS IN THOUSANDS)

                                                    (UNAUDITED)
                                                                                          Nine Months
                                                                                      Ended September 30
                                                                                ------------------------------
                                                                                     2002            2003
                                                                                -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings                                                                $     24,275     $     70,161
    Adjustments to reconcile net earnings to net cash
        provided by operating activities:
        Cumulative effect of accounting change                                        28,139           10,244
        Depreciation and amortization of property and equipment                      207,005          226,616
        Other amortization                                                               266              189
        Deferred income tax expense                                                   33,700            6,731
        Noncash interest expense                                                         916              460
        Foreign currency net conversion loss                                          11,995            6,156
        Other noncash (income) loss                                                   (1,779)           3,413
        Gain on debt redemption                                                           -           (10,455)
        Net loss on property and equipment                                             9,322              297
        (Increase) decrease in accounts receivable                                   (13,703)          52,373
        Decrease in inventories                                                        8,025           18,666
        Decrease (increase) in other assets                                           10,562          (10,322)
        Increase in trade accounts payable and other liabilities                      64,021           43,139
                                                                                -------------    -------------
                  Net cash provided by operating activities                          382,744          417,668
                                                                                -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Payments for purchase of property and equipment                                 (303,490)        (189,753)
    Proceeds from sale of property and equipment                                       5,529           13,178
    Proceeds from sale of domestic securities                                          2,244            1,488
    Restricted cash                                                                  (36,006)         (12,170)
    Other                                                                               (167)              82
                                                                                -------------    -------------
                  Net cash used in investing activities                             (331,890)        (187,175)
                                                                                -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from commercial paper and revolving credit facilities                 4,168,192        3,975,403
    Payments under commercial paper and revolving credit facilities               (4,187,505)      (4,173,699)
    Proceeds from issuance of long-term debt                                              -           400,000
    Principal payments under long-term debt agreements                               (27,693)        (394,332)
    (Decrease) increase in outstanding checks in excess of cash in bank              (18,256)          10,733
    Net proceeds from issuance of common stock                                            51              132
    Other                                                                               (939)             (42)
                                                                                -------------    -------------
                  Net cash used in financing activities                              (66,150)        (181,805)
                                                                                -------------    -------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (15,296)          48,688
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       125,599          120,765
                                                                                -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    110,303     $    169,453
                                                                                =============    =============

RELATED DISCLOSURES FOR CASH FLOW REPORTING
    Interest paid, excluding SFAS No.15 Interest                                $    (52,236)    $    (52,508)
                                                                                =============    =============
    Net income taxes refunded (paid)                                            $      2,043     $    (11,610)
                                                                                =============    =============
    Assets obtained by entering into capital leases                             $     23,685     $     45,934
                                                                                =============    =============
    1998 Yen loan principal and interest payments from restricted cash          $    (22,790)    $     (7,359)
                                                                                =============    =============






                        See notes to condensed consolidated financial statements.


                   7-ELEVEN, INC. AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 NINE MONTHS ENDED SEPTEMBER 30, 2003

                           (UNAUDITED)

1. BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of September 30, 2003, and the condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 2002 and 2003, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2002 and 2003, have been prepared by 7-Eleven, Inc. (the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position at September 30, 2003, and the results of operations and cash flows for all periods presented have been made. Certain prior-period amounts have been reclassified to conform to current-period presentation. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

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

     The condensed consolidated balance sheet as of December 31, 2002, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, include accounting policies and additional information pertinent to an understanding of both the December 31, 2002, balance sheet and the interim financial statements. The information has not changed except as a result of normal transactions in the nine months ended September 30, 2003, and as discussed in the following notes.

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

     The Company has recognized no compensation expense for its stock options as it is accounting for its Stock Incentive Plan for employees under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." If compensation expense had been determined based on the fair value at the grant date for awards under this plan consistent with the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and net earnings per common share for the three months and nine months ended September 30, 2002 and 2003, would have been reduced to the pro forma amounts indicated in the following table (dollars in thousands, except per-share data):

                                                         Three Months            Nine Months
                                                       Ended September 30     Ended September 30
                                                       ------------------     ------------------
                                                         2002      2003         2002      2003
                                                       --------  --------     --------  --------
Net earnings as reported                               $ 29,451  $ 25,920     $ 24,275  $ 70,161
Add: stock-based compensation expense included
  in reported net earnings, net of tax                       -        412           -      1,220
Less: Total stock-based compensation expense
  determined under the fair-value-based method
  for all stock-based awards, net of tax                 (1,176)   (1,646)      (3,025)   (4,656)
                                                       ---------  --------     --------  --------
Pro forma net earnings                                 $ 28,275   $ 24,686    $ 21,250  $ 66,725

Net earnings per common share as reported
    Basic                                              $    .28   $    .24    $    .23  $    .67
    Diluted                                                 .25        .22         .25       .62
Pro forma net earnings per common share
    Basic                                              $    .27   $    .23    $    .20  $    .63
    Diluted                                                 .25        .21         .23       .59


3. COMPREHENSIVE EARNINGS

     The components of comprehensive earnings of the Company for the periods presented are as follows (in thousands):

                                      Three Months             Nine Months
                                                      Ended September 30       Ended September 30
                                                      ------------------       ------------------
                                                        2002      2003           2002      2003
                                                      --------  --------       --------  --------
Net earnings                                         $ 29,451  $ 25,920       $ 24,275  $ 70,161
Other comprehensive earnings (loss)
  Unrealized gains (losses) on equity
    securities (net of ($240), $91, ($463)
    and ($192) deferred taxes)                           (361)      143           (891)     (217)
  Reclassification adjustments for gains
    included in net earnings (net of $302,
    $196, $893 and $603 deferred taxes)                  (452)     (306)        (1,358)     (892)
  Unrealized gain (loss) related to interest
    rate swap (net of ($840), $1,201,
    ($1,082) and $3,410 deferred taxes)                (1,279)    1,524         (1,024)    4,297
  Foreign currency translation adjustments             (4,662)      375         (1,336)   18,206
                                                      --------  --------       --------  --------
    Other comprehensive earnings (loss)                (6,754)    1,736         (4,609)   21,394
                                                      --------  --------       --------  --------
Total comprehensive earnings                         $ 22,697  $ 27,656       $ 19,666  $ 91,555
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


     The stores presented as discontinued operations had total revenues and pretax income (loss) as follows for the periods presented (in thousands):

                                                      Three Months           Nine Months
                                                    Ended September 30   Ended September 30
                                                   -------------------   -------------------
                                                     2002       2003       2002       2003
                                                   --------   --------   ---------  --------
Total revenue                                      $ 34,503   $  1,732   $ 120,758  $ 29,770
Pretax income (loss)                                    150      1,494     (16,739)   (1,834)


     Included in the pretax income (loss) for the nine months ended September 30, 2002, is a loss on disposal of $11.6 million for write-downs of property and equipment to net realizable value and anticipated future rent and other expenses in excess of related estimated sublease income in connection with the store closings. Included in the pretax income (loss) for the three months and nine months ended September 30, 2003, respectively, is a pretax gain of $5.3 million from the sale of 12 stores in Wisconsin.

     As of September 30, 2002 and 2003, assets held for sale were $10.3 million and $10.0 million, respectively, and are included in other current assets in the accompanying condensed consolidated balance sheets.

     As required by SFAS No. 143, "Accounting for Asset Retirement Obligations," the Company recognizes an estimated liability for the removal of its underground storage tanks. Upon adoption of SFAS No. 143 in January 2002, the Company recorded a discounted liability of $53.6 million, increased net property and equipment by $6.7 million and recognized a one-time cumulative effect charge of $28.1 million (net of deferred tax benefit of $18.8 million).

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

In July 2003, the Company used a portion of the proceeds of the SEJ Notes to retire $239.3 million principal amount of its 5% First Priority Senior Subordinated Debentures due 2003, $111.4 million principal amount of its 4 1/2% Second Priority Senior Subordinated Debentures (Series A) due 2004 and $18.5 million principal amount of its 4% Second Priority Senior Subordinated Debentures (Series B) due 2004. As a result of the inclusion of SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring," interest in the carrying amount of the retired debt, the Company recognized a pretax gain of $10.5 million in the third quarter of 2003. The gain was recorded in operating, selling, general and administrative expenses ("OSG&A").

6.   OTHER RELATED PARTY TRANSACTIONS

     In September 2003, the Company converted all of its outstanding 1998 Convertible Quarterly Income Debt Securities due 2013 ("1998 QUIDS"), which were issued to Ito-Yokado Co., Ltd. ("IY") and SEJ, into approximately 6.5 million shares of 7-Eleven, Inc. common stock (based on a per-share conversion price of $12.3045 under the terms of the 1998 QUIDS). The principal amount of the 1998 QUIDS was $80.0 million, and the interest rate was 4.5%.

     In May 2002, a financial-services subsidiary of SEJ made a personal loan of 227.5 million Japanese yen (approximately $1.75 million) to one of the Company's non-employee directors. The term of the loan, which is secured by certain shares of stock owned by the director and bears interest at 2.6%, has been extended from May 2003 to December 2003. As of September 30, 2003, interest expense incurred on the loan approximates $63,000.

7. ENVIRONMENTAL

     In connection with its California remediation receivable, the Company recorded a pretax charge to OSG&A of $7 million. The California reimbursement program separates claims into four classes: A, B, C and D. The Company's claims are in class D. As a result of the growing backlog of Class D claims and its impact on the Company's estimate of when it will receive funds from the California reimbursement program, the Company recorded the $7 million charge to reflect its best estimate of the discounted value of its California remediation receivable. The Company has recorded the portion of the receivable that relates to remediation activities that have already been completed at a discount rate of approximately 5.0%.






8.   EARNINGS PER SHARE

     Computations for basic and diluted earnings per share are presented below (in thousands, except per-share data):

                                                             Three Months            Nine Months
                                                          Ended September 30      Ended September 30
                                                         ---------------------   --------------------
                                                           2002        2003        2002       2003
                                                         ----------  ---------   ---------  ---------
BASIC
Earnings from continuing operations before
  cumulative effect of accounting change                 $  29,361   $  35,238   $  62,458  $  81,542
Earnings (loss) on discontinued operations                      90         926     (10,044)    (1,137)
Cumulative effect of accounting change                          -      (10,244)    (28,139)   (10,244)
                                                         ----------  ----------  ---------- ----------
Net earnings                                             $  29,451   $  25,920   $  24,275  $  70,161
                                                         ==========  ==========  ========== ==========

Weighted-average common shares outstanding                 104,830     105,837     104,824    105,201
                                                         ==========  ==========  ========== ==========

Earnings per common share from continuing operations
  before cumulative effect of accounting change          $     .28   $     .33   $     .60  $     .78
Earnings (loss) per common share on discontinued
  operations                                                   .00         .01        (.10)      (.01)
Loss per common share on cumulative effect of
  accounting change                                             -         (.10)       (.27)      (.10)
                                                         ----------  ----------  ---------- ----------
Net earnings per common share                            $     .28   $     .24   $     .23  $     .67
                                                         ==========  ==========  ========== ==========
DILUTED
Earnings from continuing operations before
  cumulative effect of accounting change                 $  29,361   $  35,238   $  62,458  $  81,542
Add interest on convertible quarterly income debt
  securities, net of tax                                     2,608       2,594       7,823      7,983
                                                         ----------  ----------  ---------- ----------
Earnings from continuing operations before cumulative
  effect of accounting change plus assumed conversions   $  31,969   $  37,832   $  70,281  $  89,525
Earnings (loss) on discontinued operations                      90         926     (10,044)    (1,137)
Cumulative effect of accounting change                          -      (10,244)    (28,139)   (10,244)
                                                         ----------  ----------  ---------- ----------
Net earnings plus assumed conversions                    $  32,059   $  28,514   $  32,098  $  78,144
                                                         ==========  ==========  ========== ==========

Weighted-average common shares outstanding (Basic)         104,830     105,837     104,824    105,201
Add effects of assumed conversions:
  Stock options, stock units, performance
     share units and restricted stock (1)                      140       1,728         141        997
  Convertible quarterly income debt
     securities (see Note 6)                                20,924      20,005      20,924     20,615
                                                         ----------  ----------  ---------- ----------
Weighted-average common shares outstanding plus
  shares from assumed conversions (Diluted)                125,894     127,570     125,889    126,813
                                                         ==========  ==========  ========== ==========
Earnings per common share from continuing operations
  before cumulative effect of accounting change          $     .25   $     .29   $     .55  $     .71
Earnings (loss) per common share on discontinued
  operations                                                   .00         .01        (.08)      (.01)
Loss per common share on cumulative effect of
  accounting change                                             -         (.08)       (.22)      (.08)
                                                         ----------  ----------  ---------- ----------
Net earnings per common share                            $     .25   $     .22   $     .25  $     .62
                                                         ==========  ==========  ========== ==========


(1) Stock options for 6.6 million, 3.1 million, 5.2 million and 3.9 million shares of common stock for the three-month and nine-month periods ended September 30, 2002 and 2003, respectively, have exercise prices that are greater than the average market prices of the common shares for each respective period.  Therefore, these shares have not been included in diluted earnings-per-share calculations.


9.   ADOPTION OF NEW ACCOUNTING STANDARDS

     In April 2003, the Financial Accounting Standards
Board ("FASB") issued SFAS No. 149, "Amendment of SFAS No.
133 on Derivative Instruments and Hedging Activities."
SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The Company has adopted the provisions of SFAS No. 149 on a prospective basis for any contracts entered into after June 30, 2003.

     In May 2003, the FASB issued SFAS No. 150,
"Accounting for Certain Financial Instruments with
Characteristics of both Liabilities and Equity."  SFAS No.
150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for all financial instruments created or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS No. 150 as of July 1, 2003; adopting the statement did not have a material impact on the Company's consolidated financial statements.

FASB Interpretation No. 46, "Consolidation of
Variable Interest Entities - an Interpretation of ARB No.
51," was issued in January 2003.  The Interpretation ("FIN
46") addresses consolidation of variable interest entities
("VIEs") to which the usual condition for consolidation described in Accounting Research Bulletin No. 51,
"Consolidated Financial Statements," does not apply because the VIEs have no voting interests or otherwise are not subject to control through ownership of voting interests. It requires existing unconsolidated VIEs to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The provisions of FIN 46 are effective immediately for VIEs created after January 31, 2003, and to VIEs in which an entity obtains an interest after that date. An entity with a variable interest in a VIE created before February 1, 2003, will be subject to the effective-date deferral provisions of FASB Staff Position ("FSP")
No. FIN 46-6 issued in October 2003 discussed below.

On October 9, 2003, the FASB issued FSP No. FIN 46-6 that defers the effective date for applying the provisions of FIN 46 to the first interim or annual period ending after December 15, 2003, for VIEs created before February
1, 2003, if the public entity has not issued financial statements consolidating the VIE. FSP No. FIN 46-6 also allows a public entity to early adopt the provisions of FIN 46 for some or all of its VIEs. Accordingly, the Company has elected to adopt FIN 46 for the trusts discussed below as of July 1, 2003, but will defer adopting FIN 46 for other potential VIEs (franchisees and licensees) until December 31, 2003, to allow more time to determine how FIN 46 may further affect the Company, if at all.

The Company has included the assets, liabilities, noncontrolling interests and results of activities of certain trusts in its consolidated financial statements effective July 1, 2003. The trusts, which were funded by a group of senior lenders, were established in connection with two lease facilities that have provided the Company with $191.0 million in off-balance sheet financing for constructing new stores and acquiring operating convenience stores from unaffiliated third parties. The trusts acquired land and undertook construction projects for which the Company was the construction agent or acquired operating convenience stores from third parties.
As a result of consolidating the trusts into the Company's financial statements, the accompanying condensed consolidated balance sheets include $178.1 million in notes payable to senior lenders, $157.4 million (net of accumulated depreciation of $16.3 million) in property and equipment and $10.5 million of other net assets as of July
1, 2003. Consolidation of these trusts into the Company's financial statements resulted in an after-tax, one-time cumulative effect charge of $10.2 million (net of deferred tax benefit of $6.6 million).


                 REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and
    Shareholders of 7-Eleven, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of 7-Eleven, Inc. and Subsidiaries as of September 30, 2003, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 2002 and 2003, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2002 and 2003.
These financial statements are the responsibility of the Company's management.

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



               PRICEWATERHOUSECOOPERS LLP
Dallas, Texas
October 23, 2003


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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2003,
TO THREE MONTHS ENDED SEPTEMBER 30, 2002

      NET SALES


                                                            Three Months Ended
                                                            September 30
                                                      --------------------------
                                                            2002          2003
                                                          ---------    ----------
Net Sales: (in millions)
   Merchandise sales                                      $ 1,979.7    $ 2,102.3
   Gasoline sales                                             754.3        903.5
                                                           --------      --------
Total net sales                                           $ 2,734.0    $ 3,005.8
U.S. same-store merchandise sales growth                        3.2%         3.7%
Gasoline gallons sold (in millions)                           524.6        552.1
Gasoline gallon sales change per store                          4.4%         3.4%
Average retail price of gasoline per gallon               $    1.44    $    1.64




Merchandise sales for the three months ended September 30, 2003, increased $122.6 million, or 6.2%, over the same period in 2002. U.S. same-store merchandise sales growth was 3.7% for the three months ended September 30, 2003, on top of 3.2% for the three months ended September 30, 2002. Key contributors to the merchandise sales growth in 2003 were increases in the sales of cigarettes, beverages, prepaid cards, beer and fresh food.

Gasoline sales for the three months ended September 30, 2003, increased $149.2 million, or 19.8%, compared to the same period in 2002. We attribute this to an increase of 20 cents per gallon in our average retail price of gasoline in the third quarter of 2003, compared to the same quarter in 2002, as well as an increase in gallons sold of 5.2% to 552.1 million gallons. This increase in gallons sold translates into 3.4% growth on a per store basis.

GROSS PROFIT


                                                           Three Months Ended
                                                            September 30
                                                      --------------------------
                                                            2002          2003
                                                         --------       ---------
Gross Profit (in millions)
   Merchandise gross profit                              $ 696.5         $ 726.3
   Gasoline gross profit                                    66.6            90.7
                                                         --------        --------
Total gross profit                                       $ 763.1         $ 817.0
Merchandise gross profit margin                            35.18%          34.55%
Merchandise gross profit growth per store                    5.8%            2.5%
Gasoline gross profit margin cents per gallon               12.7            16.4
Gasoline gross profit change per store                     (13.0)%          33.8%


Merchandise gross profit for the three months ended September 30, 2003, increased $29.8 million, or 4.3%, over the same period in 2002 as a result of higher sales. Gross profit margin declined 63 basis points to 34.55% for the third quarter of 2003 from 35.18% for the same period in 2002. Changes in product mix positively impacted merchandise sales and gross profit dollars, but resulted in a lower merchandise margin during the quarter. The changing product mix affects merchandise margins as we sell more items that contribute to gross profit dollars but negatively impact gross profit margin, such as cigarette cartons, prepaid phones and phone cards. The impact on merchandise margin was partially offset by a continuation of the favorable trend from managing cost of goods and shortages.

Gasoline gross profit for the three months ended September 30, 2003, increased $24.1 million, or 36.3%, to $90.7 million. Expressed as cents per gallon, our gasoline margin was 16.4 cents in the third quarter of 2003 compared to 12.7 cents in the third quarter of 2002. Declining wholesale costs midway through the third quarter, followed by generally stable retail pricing, contributed to the higher gasoline profit.

OTHER INCOME

Other income for the three months ended September 30, 2003, was $26.2 million, an increase of $2.0 million, or 7.9%, from $24.2 million for the same period in 2002. Our royalty income from our area licensees was $13.8 million for the three months ended September 30, 2003, compared to $17.8 million for the same period in 2002, a $4.0 million decrease. As we anticipated, because of a reduction in the Seven-Eleven Japan ("SEJ") licensing royalty rate, our royalties from SEJ declined by $5.1 million compared to the same period in 2002. This decrease was partially offset by an increase in Vcom placement fee income as a result of the installation of additional kiosks compared to the prior-year quarter. See "Liquidity and Capital Resources."


FRANCHISEE GROSS PROFIT EXPENSE

Franchisee gross profit expense for the three months ended September 30, 2003, was $220.2 million, an increase of $12.6 million, or 6.0%, from $207.6 million for the same period in 2002. The increase is due to higher gross profit, which resulted from increased sales at franchised stores as well as an increase in the number of stores operated by franchisees.

OPERATING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSE (OSG&A)

The primary components of OSG&A are store expenses, occupancy (including depreciation) and corporate expenses. OSG&A for the three months ended September 30, 2003, was $546.5 million, an increase of $32.0 million, or 6.2%, from $514.5 million for the same period in 2002. The primary drivers of the increase were higher occupancy expenses, compensation and other benefits, environmental costs and credit card processing fees partially offset by a gain due to the redemption of the senior subordinated debentures.

The ratio of OSG&A to revenues decreased to 18.0% for the third quarter of 2003 from 18.7% for the third quarter of 2002. Included in OSG&A for the three months ended September 30, 2003 was a $9.9 million currency conversion loss, a $7.0 million charge related to the California remediation receivable balance, and a $10.5 million gain due to the redemption of the senior subordinated debentures. Included in OSG&A for the same period of 2002 was an $835,000 currency conversion gain. See "Liquidity and Capital Resources."

INTEREST EXPENSE, NET

Net interest expense for the three months ended September 30, 2003, was $19.7 million, an increase of $3.4 million, or 20.8% from $16.3 million for the same period in 2002. The increase is primarily due to new borrowings of senior subordinated debt and the consolidation of debt in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51," ("FIN 46"). See "Liquidity and Capital Resources" and "Other Issues -Adoption of New Accounting Standards."

INCOME TAX EXPENSE

Income tax expense for the three months ended September 30, 2003, was $21.6 million compared to $19.6 million for the same period in 2002. Our effective tax rate was 38.0% for the third quarter of 2003, compared to 40.0% for the third quarter of 2002.

EARNINGS FROM CONTINUING OPERATIONS

For the three months ended September 30, 2003, our earnings from continuing operations were $35.2 million ($0.29 per diluted share), compared to $29.4 million ($0.25 per diluted share) for the same period in 2002.

DISCONTINUED OPERATIONS

Discontinued operations for the three months ended September 30, 2003, resulted in a gain of $926,000 (net of $568,000 tax expense) compared to a gain of $90,000 (net of $60,000 tax expense) for the same period in 2002. These stores had total revenues of $1.7 million and $34.5 million and pretax earnings of $1.5 million and $150,000 for the three months ended September 30, 2003 and 2002, respectively.
Included in the September 30, 2003 pretax gain is a gain on disposal of $5.3 million from the sale of 12 non-strategic stores in Wisconsin.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

Effective July 1, 2003, we adopted FIN 46, which resulted in a one-time charge of $10.2 million, net of deferred tax benefit, related to the cumulative effect of the accounting change resulting from the consolidation of two trusts that provided us with off-balance sheet financing. See "Other Issues - Adoption of New Accounting Standards."

NET EARNINGS

Net earnings for the three months ended September 30, 2003, were $25.9 million ($0.22 per diluted share), compared to $29.5 million ($0.25 per diluted share) for the same period in 2002.

SEASONALITY

Weather conditions can have a significant impact on our sales, as buying patterns have shown that our customers increase their transactions and also purchase higher profit margin products when weather conditions are favorable. Consequently, our results are seasonal, and we typically earn more during the warmer second and third quarters.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2003,
TO NINE MONTHS ENDED SEPTEMBER 30, 2002

NET SALES


                                                          Nine Months Ended
                                                          September 30
                                                    --------------------------
                                                         2002          2003
                                                       ---------      ---------
Net Sales: (in millions)
   Merchandise sales                                   $ 5,430.8      $ 5,763.8
   Gasoline sales                                        2,031.7        2,556.9
                                                        --------       --------
Total net sales                                        $ 7,462.5      $ 8,320.7
U.S. same-store merchandise sales growth                     3.1%           3.4%
Gasoline gallons sold (in millions)                      1,487.1        1,588.4
Gasoline gallon sales change per store                       3.6%           4.1%
Average retail price of gasoline per gallon            $    1.37      $    1.61


Merchandise sales for the nine months ended September 30, 2003, increased $333.0 million, or 6.1%, over the same period in 2002. U.S. same-store merchandise sales growth was 3.4% for the nine months ended September 30, 2003, on top of 3.1% for the nine months ended September 30, 2002. Key contributors to the merchandise sales growth in 2003 were increases in the sales of cigarettes, prepaid cards, beer, beverages and fresh food.

Gasoline sales for the nine months ended September 30, 2003, increased $525.2 million, or 25.9%, compared to the same period in 2002. We attribute this increase to an increase of 24 cents per gallon in our average retail price of gasoline in the first nine months of 2003, compared to the same period in 2002, as well as an increase of 6.8% in gallons sold to 1,588.4 million gallons. This increase in gallons sold equates to a 4.1% growth in gallons sold per store.


GROSS PROFIT


                                                           Nine Months Ended
                                                           September 30
                                                     --------------------------
                                                          2002            2003
                                                         ------          -------
Gross Profit (in millions)
   Merchandise gross profit                           $ 1,901.4         $ 1,984.6
   Gasoline gross profit                                  184.6             251.1
                                                      ---------         ---------
Total gross profit                                    $ 2,086.0         $ 2,235.7
Merchandise gross profit margin                           35.01%            34.43%
Merchandise gross profit growth per store                   5.4%              2.4%
Gasoline gross profit margin cents per gallon              12.4              15.8
Gasoline gross profit change per store                     (8.0)%            32.5%


Merchandise gross profit for the nine months ended September 30, 2003, increased $83.2 million, or 4.4%, over the same period in 2002 as a result of higher sales. Gross profit margin declined 58 basis points to 34.43% for the nine months ended September 30, 2003 from 35.01% for the same period in 2002. The decrease in overall gross profit margin is attributable to our strategy of maximizing gross profit dollars. The changing product mix affects merchandise margins as we sell more items that contribute to gross profit dollars but negatively impact gross profit margin, such as cigarette cartons, prepaid phones and phone cards. The impact from product assortment changes was partially offset by the continued emphasis on managing cost of goods.

Gasoline gross profit for the nine months ended September
30, 2003, increased $66.5 million, or 36.0%, to $251.1 million. Expressed as cents per gallon, our gasoline margin was 15.8 cents in the nine-month period ended September 30, 2003, compared to 12.4 cents for the same period in 2002. Although wholesale costs were greater in the nine-month period ended September 30, 2003, than in the same period a year ago, retail prices were much higher than in the prior-year period, contributing to the increase in profit margin.

OTHER INCOME

Other income for the nine months ended September 30, 2003, was $71.2 million, a decrease of $7.5 million, or 9.6%, from $78.7 million for the same period in 2002. Our royalty income from our area licensees was $38.4 million for the nine months ended September 30, 2003, compared to $59.5 million for the same period in 2002. Of this decrease, $24.0 million was primarily due to the previously anticipated reduction in the SEJ licensing royalty rate. The decrease in the licensing royalties was partially offset by an increase in franchise fees and an increase in Vcom placement fee income as a result of the installation of additional kiosks over the prior-year nine-month period. See "Liquidity and Capital Resources."

FRANCHISEE GROSS PROFIT EXPENSE

Franchisee gross profit expense for the nine months ended September 30, 2003, was $597.8 million, an increase of $36.4 million, or 6.5%, from $561.4 million for the same period in 2002. The increase is due to higher per-store gross profit, which resulted from increased sales at franchised stores as well as an increase in the number of stores operated by franchisees.

OPERATING, SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE
(OSG&A)

The primary components of OSG&A are store expenses, occupancy (including depreciation) and corporate expenses. OSG&A for the nine months ended September 30, 2003, was $1,525.0 million, an increase of $74.2 million, or 5.1%, from $1,450.8 million for the same period in 2002. The primary drivers of the increase were higher occupancy expenses, compensation and other benefits, environmental costs and credit card processing fees partially offset by a gain due to the redemption of the senior subordinated debentures.

The ratio of OSG&A to revenues decreased to 18.2% for the nine months ended September 30, 2003 from 19.2% for the same period in 2002. Included in OSG&A for the nine months ended September 30, 2003 was a $10.5 million gain due to the redemption of the senior subordinated debentures, a $3.6 million gain related to life insurance proceeds, a $7.0 million dollar charge related to the California remediation receivable balance, a $6.2 million currency conversion loss and $0.8 million charge related to severance expenses. Included in OSG&A for the same period of 2002 was a $6.9 million charge related to severance and other expenses and a $12.0 million currency conversion loss. See "Liquidity and Capital Resources."

INTEREST EXPENSE, NET

Net interest expense for the nine months ended September 30, 2003, was $52.5 million, an increase of $4.0 million, or 8.3%, from $48.5 million for the same period in 2002. The increase is primarily due to new borrowings of senior subordinated debt and the consolidation of debt in accordance with FIN 46. See "Liquidity and Capital Resources."

In accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring," our debentures were recorded at an amount equal to the undiscounted cash payments of both principal and interest, and we did not recognize interest expense on our debentures in our condensed consolidated statement of earnings. Accordingly, until the debentures were retired in July 2003, we charged the cash interest payments against the recorded amount of the debentures.

INCOME TAX EXPENSE

Income tax expense for the nine months ended September 30, 2003, was $50.0 million compared to $41.6 million for the same period in 2002. Our effective tax rate was 38.0% for the nine months ended September 30, 2003 compared to 40.0% for the nine months ended September 30, 2002.

EARNINGS FROM CONTINUING OPERATIONS

For the nine months ended September 30, 2003, our earnings from continuing operations before cumulative effect of accounting change were $81.5 million ($0.71 per diluted share), compared to $62.5 million ($0.55 per diluted share) for the same period in 2002.

DISCONTINUED OPERATIONS

Discontinued operations for the nine months ended September
30, 2003, resulted in a loss of $1.1 million (net of $697,000 tax benefit) compared to a loss of $10.0 million (net of $6.7 million tax benefit) for the same period in 2002. These stores had total revenues of $29.8 million and $120.8 million and pretax losses of $1.8 million and $16.7 million for then nine months ended September 30, 2003 and 2002, respectively. The pretax loss for the nine months ended September 30, 2003, includes a gain of $5.3 million from the sale of 12 non-strategic stores in Wisconsin. The pretax loss for the nine months ended September 30, 2002, includes a loss on disposal of $11.6 million. The loss on disposal represents write-downs of property and equipment to net realizable value and anticipated future rent and other expenses in excess of related estimated sublease income in connection with the store closings.


CUMULATIVE EFFECT OF ACCOUNTING CHANGE

Effective July 1, 2003, we adopted FIN 46, which resulted in a one-time charge of $10.2 million, net of deferred tax benefit, related to the cumulative effect of the accounting change resulting from the consolidation of two trusts that provided us with off balance sheet financing. See "Other Issues - Adoption of New Accounting Standards."

On January 1, 2002, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," which resulted in a one-time charge of $28.1 million, net of deferred tax benefit, related to the cumulative effect of the accounting change which relates to the accounting for costs associated with future removal of underground gasoline storage tanks.

NET EARNINGS (LOSS)

Net earnings for the nine months ended September 30, 2003, were $70.2 million ($0.62 per diluted share), compared to a net earnings of $24.3 million ($0.25 per diluted share) for the same period in 2002.

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

We expect capital expenditures for 2003, excluding lease commitments, will be between $315 million and $335 million. Our new capital lease commitments for the first nine months of 2003 were $45.9 million compared to $23.7 million for the same period in 2002. For the nine months ended September 30, 2003, our capital expenditures and capital lease commitments were primarily related to developing new stores, replacing store equipment and information technology. We opened 54 stores in the first nine months of 2003 and expect to open approximately 100 stores during the full year 2003.

In January 2003, we entered into a note purchase agreement with SEJ that authorizes the issuance and sale of up to $400 million aggregate principal amount of Senior Subordinated Notes due January 27, 2010 ("SEJ Notes"), which we issued and SEJ purchased in multiple tranches. Interest on the SEJ Notes was calculated for each tranche on its issuance date and was set by a formula tied to the United States Treasury Rate and Japanese government bond rates. The SEJ Notes are subordinate to all obligations outstanding under our revolving credit facility. On January 10, 2003, we received $100 million from SEJ under the note purchase agreement; the interest rate on this tranche is 3.41%. On July 9, 2003, we received the remaining $300 million from SEJ under the note purchase agreement in three equal payments of $100 million; the interest rate on these tranches is 3.01%, 3.34%, and 3.71% respectively.

In July 2003, we used a portion of the proceeds of the SEJ
Notes to retire $239.3 million principal amount of our 5% First
Priority Senior Subordinated Debentures due 2003, $111.4 million principal amount of our 4 1/2% Second Priority Senior Subordinated Debentures (Series A) due 2004 and $18.5 million principal amount of our 4% Second Priority Senior Subordinate Debentures (Series B) due 2004. As a result of including the SFAS No. 15 interest in the carrying amount of the retired debt, we recognized a pretax gain of $10.5 million in which was recorded in OSG&A.

During the period the senior subordinated debentures were outstanding, (see -"Comparison of Nine Months Ended September 30, 2003 to Nine Months Ended September 30, 2002-Interest Expense, Net"), we did not recognize interest expense. Because we recognize interest on the SEJ Notes, we expect an increase in our interest expense of approximately $8 million for 2003 and approximately $14 million annually beginning in 2004.

In September 2003, we converted all of the outstanding 1998 Convertible Quarterly Income Debt Securities due 2013 ("1998 QUIDS"), which were issued to Ito-Yokado Co., Ltd. and SEJ, into approximately 6.5 million shares of 7-Eleven common stock. The principal amount of the 1998 QUIDS was $80.0 million, and the interest rate was 4.5%. As a result of the conversion, which was mandatory under the terms of the 1998 QUIDS, our annual interest expense will decrease by $3.6 million.

VCOM

We announced plans in the third quarter of 2002 to expand our rollout of Vcom to 1,000 stores, adding to our original Vcom pilot program in Texas and Florida. As of September 30, 2003, this expanded rollout was complete. We funded the $55 million capital investment needed for the Vcom rollout primarily through a capital lease program. We estimate that we will need up to $110 million by year-end to fund check-cashing and ATM transaction disbursements to consumers. We are funding this requirement through our commercial paper program.

In exchange for our granting strategic partners exclusive rights to offer their services or products on our Vcom kiosks, the partners will pay us placement fees, a percentage of the transaction fees and, in certain circumstances, expense reimbursement. Placement fee commitments for the 1,000 units total approximately $150 million.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities for the nine months ended September 30, 2003, was $417.7 million compared to $382.7 million for the nine months ended September 30, 2002. We attribute this increase to changes in working capital items, primarily as a result of the timing of receipt of vendor allowances and other receivables, the timing of payment of merchandise and gasoline payables, the timing of funding for money orders, decreases in employee benefits payables and decreases in inventories.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities for the nine months ended September 30, 2003, was $187.2 million, a decrease of $144.7 million, or 43.6%, from $331.9 million for the nine months ended September 30, 2002. The primary driver of the decrease was a $113.7 million decrease in capital expenditures to $189.8 million for the nine months ended September 30, 2003, from $303.5 million for the same period in 2002.



CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in financing activities was $181.8 million for the nine months ended September 30, 2003, an increase of $115.6 million from $66.2 million for the nine months ended September 30, 2002. The $400 million in proceeds from issuance of long-term debt in 2003 resulted from the borrowings under the SEJ Notes. As of September 30, 2003, long-term debt repayments were $394.3 million compared to $27.7 million during the same period in 2002. Included in the 2003 repayments was $369.2 million related to the redemption of the senior subordinated debentures. Net payments under commercial paper and revolving credit facilities for the nine months ended September 30, 2003, totaled $198.3 million, compared to net payments of $19.3 million for the same period in 2002.

OTHER ISSUES

NEW FRANCHISE AGREEMENT

We have approximately 3,300 franchised stores. Of that number, approximately 35% are subject to franchise agreements that expire on December 31, 2003. We are continuing to develop a new franchise agreement to replace the expiring agreements and to offer to our other franchisees.

A committee of our franchisees will evaluate the economic impact of the new agreement on our franchisees according to a procedure set forth in a 1998 court-approved settlement agreement. This procedure provides for extension of the existing franchise agreements until all the steps in the procedure have been completed.

We do not anticipate that the terms of the new agreement will have a material adverse impact on our franchisees or us.

EXPANSION IN CHINA

There are currently approximately 485 7-Eleven stores in Hong Kong and approximately 150 7-Eleven stores in the south China province of Guangdong operated by subsidiaries of Dairy Farm International Ltd. pursuant to a licensing arrangement.

We have been pursuing the possibility of entering into a licensing arrangement for the greater Beijing market area with a joint venture formed by Seven-Eleven Japan, President Chain Store Corporation and two Chinese participants. President Chain Store Corporation is our current licensee in Taiwan, where it operates approximately 3,400 stores, and Seven-Eleven Japan is our current licensee in Japan, where it operates approximately 10,000 7-Eleven stores. We have focused on the possibility of negotiating a licensing arrangement with Seven-Eleven Japan and President Chain Store Corporation because of their financial strength, business experience in China and proven ability to develop and operate 7-Eleven stores.

Because Seven-Eleven Japan, together with Ito-Yokado Co.,
Ltd., owns approximately 74% of our common stock, our Board of Directors has appointed a Special Committee of three directors, none of whom is affiliated with Seven-Eleven Japan, Ito-Yokado or any of the proposed joint venture partners, to review and consider the proposed licensing arrangement for approval.

During the third quarter of 2003, the Special Committee approved the essential financial terms for the joint venture.
In addition, the Committee authorized us to proceed to negotiate an area license agreement, which the Committee will then review and consider for final approval.



The members of the joint venture are in the process of seeking the final approval of the Beijing government for the formation of the joint venture. After the joint venture receives that approval, we expect the negotiations regarding the area license agreement to accelerate.

ENVIRONMENTAL

At September 30, 2003, our estimated undiscounted liability for our environmental costs related to remedial action at existing and previously operated gasoline storage sites and other operating and non-operating properties where releases of regulated substances have been detected was $37.8 million. We anticipate that substantially all of the future remediation costs for detected releases of regulated substances at remediation sites of which we are aware, as of September 30, 2003, will be incurred within the next five to six years. The estimated liability could change within the near future for several reasons, including (i) revisions to or the creation of governmental requirements, (ii) existing remediation projects become fully defined, resulting in revised estimates of the cost to finish the projects and (iii) unplanned future failures of underground gasoline storage tank systems.

Under state reimbursement programs, we are eligible to be reimbursed for a portion of remediation costs previously incurred. At September 30, 2003, we had recorded a net receivable of $51.4 million for the estimated state reimbursements, of which $27.0 million relates to remediation costs incurred in the State of California. In assessing the probability of state reimbursements, we take into consideration each state's fund balance, revenue sources, existing claim backlog, historical payments and claim ranking. As a result of these assessments, the recorded receivable amounts at September 30, 2003, are net of allowances of $11.0 million. The estimated future state reimbursement amounts could change within the near future as governmental requirements and state reimbursement programs continue to be revised or extended.

While we cannot be certain of the timing of our receipt of state reimbursement funds, based on our experience we expect to receive the majority of state reimbursement funds within one to three years after our payment of eligible remediation expenses. This time period assumes that the state administrative procedures for processing such reimbursements have been fully developed.

The exception to our assumption regarding the timing of when we will receive state reimbursement funds is in California. The California reimbursement program separates claims into four classes: A, B, C and D. Our claims are in class D. As a result of the growing backlog of class D claims and its impact on our estimate of when we will receive funds from the California reimbursement program, we recorded a pretax charge to OSG&A of $7 million in the third quarter of 2003 to reflect our best estimate of the discounted value of our California remediation receivable. We have recorded the portion of the receivable that relates to remediation activities that have already been completed at a discount rate of approximately 5.0%. Thus, in addition to the allowance discussed above, the recorded receivable amount is also net of a discount of $19.6 million, which reflects the change in estimated timing of reimbursements of our California claims.

Any revisions to our estimated future remediation expenditures and related state reimbursement amounts could have a material impact on our operations and financial position.

ADOPTION OF NEW ACCOUNTING STANDARDS

In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. We have adopted the provisions of SFAS No. 149 on a prospective basis for any contracts entered into after June 30, 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for all financial instruments created or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the provisions of SFAS No. 150 as of July 1, 2003; adopting the statement did not have a material impact on our consolidated financial statements.

FIN 46 was issued in January 2003. The Interpretation addresses consolidation of variable interest entities ("VIEs") to which the usual condition for consolidation described in Accounting Research Bulletin No. 51, "Consolidated Financial Statements," does not apply because the VIEs have no voting interests or otherwise are not subject to control through ownership of voting interests. It requires existing unconsolidated VIEs to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The provisions of FIN 46 are effective immediately for VIEs created after January 31, 2003, and to VIEs in which an entity obtains an interest after that date. An entity with a variable interest in a VIE created before February 1, 2003, will be subject to the effective-date deferral provisions of the FASB Staff Position ("FSP") No. FIN 46-6 issued in October 2003, discussed below.

On October 9, 2003, the FASB issued FSP No. FIN 46-6 that defers the effective date for applying the provisions of FIN 46 to the first interim or annual period ending after December 15, 2003, for VIEs created before February 1, 2003, if the public entity has not issued financial statements consolidating the VIE. FSP No. FIN 46-6 also allows a public entity to early adopt the provisions of FIN 46 for some or all of its VIEs. Accordingly, we have elected to adopt FIN 46 for the trusts discussed below as of July 1, 2003, but will defer adopting FIN 46 for other potential VIEs (franchisees and licensees) until December 31, 2003, to allow more time to determine how FIN 46 may further affect us, if at all.

We have included the assets, liabilities, noncontrolling interests, and results of activities of certain trusts in our consolidated financial statements effective July 1, 2003. The trusts, which were funded by a group of senior lenders, were established in connection with two lease facilities that have provided us with $191.0 million in off-balance sheet financing for constructing new stores and acquiring operating convenience stores from unaffiliated third parties. The trusts acquired land and undertook construction projects for which we were the construction agent or acquired operating convenience stores from third parties. As a result of consolidating the trusts into our financial statements, the accompanying condensed consolidated balance sheets include $178.1 million in notes payable to senior lenders, $157.4 million (net of accumulated depreciation of $16.3 million) in property and equipment and $10.5 million of other net assets.

Consolidation of these trusts into our financial statements resulted in an after-tax, one-time cumulative effect charge of $10.2 million (net of deferred tax benefit of $6.6 million), as well as an after-tax charge on earnings from continuing operations of $1.4 million in the third quarter of 2003. On an annual basis, we expect the after-tax impact on earnings from continuing operations to be a charge of approximately $6 million.


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

 Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that:

* Our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934 within the time periods specified in the SEC's rules and forms; and

* There has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


PART II.

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We have been advised that we are the subject of an investigation by the District Attorney's Office of San Joaquin County, California, for allegedly violating the California Health & Safety Code by failing to obtain permits to replace certain monitoring systems for underground storage tanks at seven stores. The allegations are based primarily on the alleged failure of our contractor to comply with these permitting requirements. Subsequently, the District Attorney for San Joaquin County obtained the cooperation of two additional counties, and the investigation was expanded to include issues of operational store-level compliance with environmental regulations.

We have learned that the district attorneys in these three counties have been authorized by the Attorney General of California to conduct a statewide investigation and enforcement action covering alleged violations at our gasoline locations in California.

In October 2003, we received a written demand to resolve all of these alleged violations. The demand includes injunctive provisions, restitution relief, civil penalties and legal and investigative costs.

We are cooperating with authorities and continuing to evaluate this matter as additional information is gathered.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

1. Exhibit 15 - Letter re Unaudited Interim
Financial Information.  Letter of
PricewaterhouseCoopers LLP.

2. Exhibit 31(1) - Certification by Chief Executive
Officer
    Required by Section 302 of the Sarbanes-Oxley
Act of 2002.

3. Exhibit 31(2) - Certification by Chief Financial
Officer
    Required by Section 302 of the Sarbanes-Oxley
Act of 2002.

4. Exhibit 32(1) - Certification by Chief Executive
Officer
    Required by Section 906 of the Sarbanes-Oxley
Act of 2002.

5. Exhibit 32(2) - Certification by Chief Financial
Officer
    Required by Section 906 of the Sarbanes-Oxley
Act of 2002.


(b) 8-K Reports:

             DATE OF REPORT          DESCRIPTION
          --------------------    --------------------------
            July 31, 2003         Furnished copy of press release
                                  issued on July 31, 2003,
                                  announcing the Company's earnings
                                  for the second quarter of 2003

            September 18, 2003    Furnished copy of press release
                                  issued on September 18, 2003,
                                  announcing the mandatory conversion
                                  of the Convertible Quarterly Income
                                  Debt Securities Due 2013 in the
                                  principal amount of $80 million.



SIGNATURES

    Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                7-ELEVEN, INC.
                                 (Registrant)



Date:  November 7, 2003        /s/  James W. Keyes
                               --------------------------------
                               (Officer)
                               James W. Keyes
                               President and Chief Executive Officer


Date:  November 7, 2003        /s/  Edward W. Moneypenny
                               --------------------------------
                              (Principal Financial Officer)
                               Edward W. Moneypenny
                               Senior Vice President and
                               Chief Financial Officer





