Form 10-K
period 2003-12-31
7 ELEVEN INC
filed 2004-03-15
CIK 92344

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock, $.0001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that we were required to file these reports), and (2) has been subject to these filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this report, and will not be contained, to the best of our knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rules 12b-2 of the Act).    Yes  ☒    No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of the common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $304,285,083.

111,977,920 shares of common stock, $.0001 par value (the registrant’s only class of common stock) were outstanding as of March 1, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the listed Parts and Items of Form 10-K: Definitive Proxy Statement for April 21, 2004, Annual Meeting of Shareholders: Part III, items 10, 11, 12 and 13.

		Page
	PART I
Item 1.	Business	1
	General	1
	Business Model	1
	Growth Strategy	3
	Products and Services	4
	Retail Information System	5
	Commissaries and Bakeries	6
	Distribution	6
	Franchisees	7
	Licensees	9
	Competition	9
	Trademarks	10
	Employees	10
	Our Majority Shareholder	10
	Environmental Matters	10
	Risk Factors	11
Item 2.	Properties	15
Item 3.	Legal Proceedings	16
Item 4.	Submission of Matters to a Vote of Security Holders	17

	PART II
Item 5.	Market for our Common Equity and Related Stockholder Matters	18
Item 6.	Selected Financial Data	19
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	20
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 8.	Financial Statements and Supplementary Data	46
	Report of Independent Auditors – PricewaterhouseCoopers LLP - on 7-Eleven, Inc. and Subsidiaries’ Financial Statements for each of the three years in the period ended December 31, 2003	87
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	88
Item 9A.	Controls and Procedures	88

	PART III
Item 10.	Directors and Executive Officers of the Registrant	88	*
Item 11.	Executive Compensation	88	*
Item 12.	Security Ownership of Certain Beneficial Owners and Management	89	*
Item 13.	Certain Relationships and Related Transactions	89	*

	PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	90

Signatures		96

*	All or a portion of the information required by this Item is included in this Form 10-K through incorporation by reference to the Registrant’s Proxy Statement for our April 21, 2004, Annual Meeting of Shareholders.

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

PART I

Item 1. BUSINESS

GENERAL

We introduced the convenience store concept in 1927, when, as an ice company, our retail outlets began selling milk, bread and eggs. Today, we are the largest convenience store chain in the world. We operate, franchise or license nearly 26,000 stores worldwide.

The name “7-Eleven®” originated in 1946 when our stores were open from 7 a.m. until 11 p.m. Today, the majority of our stores in the United States and Canada provide more than 6 million daily customers with 24-hour convenience, seven days a week. Our stores generally range in size from 2,400 to 3,000 square feet and carry about 2,300 to 2,800 items. Please note that throughout this report, when we refer to “our stores,” we mean our company- and franchisee-operated stores in the United States and our company-operated stores in Canada.

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

For financial reporting purposes, during 2003 we conducted our business in one operating segment—the operating, franchising and licensing of convenience food stores. For specific information about our financial results for 2003, refer to our financial statements on pages 46 to 86.

BUSINESS MODEL

Because of our market position, brand recognition and ability to share best practices with Seven-Eleven Japan, we have developed a business model that we believe is difficult to replicate. The key elements of this model are:

•	A differentiated merchandising strategy;

•	Utilization of our retail information system;

•	Managed distribution, including daily delivery of fresh foods and other time-sensitive products to approximately 4,700 of our stores;

•	Providing a convenient shopping environment; and

•	A unique franchise model.

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

We implement our merchandising strategy through a variety of means. We employ item-by-item inventory management to keep our top-selling items in-stock. In addition, we promote new high-potential items. We expect our franchisees and store managers to monitor customer buying patterns to maximize their sales by staying stocked on popular items, managing product assortment and merchandising effectively.

We are establishing “model markets” in order to implement our merchandising strategy across the company. A model market is a group of stores using advanced training, labor-saving equipment and a concentrated focus on merchandising in order to optimize product assortment. During 2004, our model market implementation is accelerating. We expect to have the program rolled out in all markets by the end of 2005.

Our goal is to maintain consistent, competitive prices on our merchandise. We strive to obtain the lowest possible cost on the items we sell. This enables us to execute an everyday fair pricing strategy and manage our gross profit margin.

Our gasoline strategy is to be competitively priced to maximize gross profit. Because we believe that gasoline sales contribute to increased store traffic, we intend to sell gasoline wherever practical. We expect that approximately half of our new stores opening in the United States and Canada over the next few years will sell gasoline.

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

All of our stores are able to use the retail information system to place orders. We aggregate these orders at our headquarters and transmit them to our vendors and distributors.

Managed distribution. We are working with our vendors and distributors to provide daily delivery of fresh food and other items to our stores, to lower the cost of delivery and to shift some deliveries to off-peak hours. The combined distribution centers, which consolidate orders from multiple suppliers for daily distribution to individual stores, offer a number of advantages over other distribution systems, including:

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

Providing a convenient shopping environment. We seek to provide our customers with a convenient, safe and clean store environment. Over the last several years, we have improved lighting inside and outside our stores, modernized store signage and installed canopies over our gasoline pumps.

Unique franchise model. More than half of our stores in the United States are operated by independent franchisees. Our franchise model is different from most others because we own or lease the stores and equipment used by our franchisees. In addition, the ongoing royalties that we receive from our franchisees are based upon a percentage of store gross profit. We believe this model better aligns our interests with those of our franchisees and allows us to provide consistency in the store environment and shopping experience for our customers. We also provide more support to our franchisees than most franchisors, including financing, bookkeeping, advertising, business counseling and other services.

GROWTH STRATEGY

Increasing same-store merchandise sales. Our U.S. same-store merchandise sales growth was 3.2% for 2003 and 3.1% for 2002. To increase same-store merchandise sales, our merchandising team focuses on developing and introducing new products. In addition, by using the retail information system, our merchandising team, franchisees and store managers are better able to increase sales by optimizing the product assortment in each store.

Expanding in existing markets. Our store development efforts are focused on our existing markets to take advantage of population density and traffic. Typically, new stores are concentrated around the combined distribution centers, commissaries and bakeries that allow us to operate more efficiently. We believe that the potential exists for significant expansion in our core urban and suburban markets, and we plan to open approximately 100 new stores during 2004. We evaluate sites for new stores by focusing on population density, demographics, traffic volume, visibility, ease of access and economic activity in the area.

Providing greater convenience to customers. We intend to continue to improve customer convenience through innovative merchandising programs, such as Vcom®, our proprietary self-service kiosk that offers check-cashing, money order, money transfer and traditional ATM services and access to Verizon residential telephone services.

In 2004, we anticipate that the Vcom kiosks will allow customers to pay bills electronically as well as purchase Verizon prepaid phone cards, 7-Eleven’s proprietary stored value card and auto insurance. In addition to the revenue streams associated with Vcom, we believe we also will benefit from attracting new customers to our stores. We continue to pursue our Vcom strategy of working with third parties in a manner that minimizes our capital outlays.

Increasing the value of our licenses and expanding internationally. By continuing to develop our infrastructure, we can offer a more attractive financial opportunity to prospective licensees. This will continue to strengthen the value of our brand. Our long-range plans include expanding into a number of countries where we currently do not have a presence. As we have previously disclosed, we are exploring additional licensing arrangements in China. In January 2004, we announced that China’s Ministry of Commerce had approved the formation of a joint venture among Seven-Eleven Japan Co., Ltd., and China National Sugar & Alcohol Group Corporation. Following the execution of an area license agreement with us, the joint venture will begin developing 7-Eleven stores in Beijing and the surrounding area, with the first stores expected to open in the spring of 2004. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations– Other Issues – Related Party Transactions – Expansion In China.”

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

Based upon total store purchases, we estimate that the breakdown of our merchandise sales in the United States and Canada by principal product category for the last three years is as follows:

Product Category	Year Ended December 31
	2001	2002	2003
Tobacco	27.0%	28.1%	29.4%
Beverages	23.0%	23.0%	23.1%
Beer/Wine	11.3%	11.2%	11.4%
Candy/Snacks	10.9%	10.9%	10.5%
Non-Foods	8.0%	7.6%	7.0%
Fresh Foods	6.6%	6.7%	7.2%
Dairy	4.8%	4.5%	4.4%
Other	4.9%	4.6%	3.6%

Total Product Sales	96.5%	96.6%	96.6%
Services	3.5%	3.4%	3.4%

Total Merchandise Sales	100.0%	100.0%	100.0%

In addition, gasoline sales accounted for 28.3% in 2001, 28.2% in 2002 and 31.3% in 2003 of our total net sales in the U.S. and Canada.

Our merchandise assortment includes a number of items specifically identified with us, including Slurpee® semi-frozen carbonated beverages, Café Select® coffee, Big Gulp® fountain beverages and Big Bite® hot dogs. We continue to work with third-party vendors to develop products specifically for our stores, such as our popular 7-Eleven Go-Go Taquitos®, crispy grilled tortillas with spicy Mexican filling.

In addition to a variety of products, our stores offer a number of services to our customers. We believe we have the largest ATM network of any retailer, with more than 5,200 ATMs in our U.S. stores (including the Vcom kiosks, which perform ATM and other services at approximately 1,000 stores) and an additional 500 in Canada. We continue to be one of the leading retailers of money orders in the United States. Our stores provide other services that draw customer traffic, such as the sale of lottery tickets.

We sell gasoline at more than 2,400 stores. We anticipate that approximately half of our new stores will sell gasoline. New stores tend to have higher gasoline sales because they have more pumps with convenient configurations and offer the “pay-at-the-pump” option. More than 2,150 of our stores are equipped to accept credit cards at the pump. We are continuing to install “pay-at-the-pump” technology in locations where we believe it is cost-effective.

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

We completed a number of enhancements to the system during 2003, including additional credit card and alternative payment functionality, enhancements for ordering, and additional support for managing product assortment. We completed the implementation in Canada of ordering for products delivered through the combined distribution centers. We implemented additional functionality on the stores’ intranet home page and field consultant laptops. Also, we rolled out additional training systems and training modules to support operations initiatives.

During 2004 and 2005, we plan on completing an initiative to upgrade our existing store systems hardware and to upgrade the software architecture to a new, more flexible platform. We began the upgrade of the back office hardware in the stores during 2003, and plan to complete these upgrades for all U.S. stores during 2004. In addition, we plan to add functionality in 2004 to the store system such as enhancements to support inventory management and accounting, alternative payment methods, item-level sales analysis and a new multi-purpose terminal to support ordering, training and other in-store functions. We also will be working during 2004 to implement our ordering and distribution system with additional suppliers in Canada.

COMMISSARIES AND BAKERIES

We have contracted with third-parties who own and operate 14 bakeries and 16 commissaries that currently provide daily deliveries of fresh foods such as sandwiches, salads and baked goods to approximately 4,700 of our stores. These commissaries and bakeries average about 20,000 square feet in size. Each commissary ships approximately 16,000 units daily to our stores. Each bakery ships about 37,000 units daily. In addition to any governmental inspections that may be required, we inspect these third-party commissaries and bakeries periodically to ensure that our products are produced in a safe and sanitary environment.

DISTRIBUTION

We rely primarily on traditional distribution services for the delivery of non-perishable goods to our stores. McLane Company, Inc. is our primary third-party distributor, delivering traditional grocery products to all of our company-operated stores in the United States and a majority of our franchised stores. Wallace and Carey, Inc. distributes to all of our stores in Canada.

Our stores also purchase a variety of merchandise, including certain beverages and snack foods, directly from a number of vendors and their distributors. We have been working with these vendors and distributors to improve the accuracy, scheduling and frequency of deliveries.

Currently, we use a system of 23 combined distribution centers in the United States and Canada to service approximately 4,700 of our stores. Combined distribution centers typically serve stores within a 90-minute drive. The 23 combined distribution centers are operated by third parties experienced in logistics. The average center is approximately 20,000 square feet in size and ships about 60,000 units to our stores daily. Each center has cross-docking facilities so that the majority of incoming shipments are matched with the same day’s orders.

Each center serves an average of approximately 200 stores using dedicated trucks on route systems that are exclusive to us. The centers receive deliveries of products such as milk, bread, produce, fresh and packaged bakery products, fresh sandwiches and other perishables from a variety of suppliers, including the commissaries and bakeries. Merchandise is then sorted to fill orders placed by area stores. All store deliveries are made before 5 a.m.—or earlier, when market conditions warrant—the following day so that the freshest possible products are ready for morning customers. For perishable products with a longer shelf life such as juices, deli meats, cheeses and snack foods, the combined distribution centers may hold three to seven days of supplier-owned inventory when demonstrated to be more efficient and cost-effective.

FRANCHISEES

As of December 31, 2003, independent franchisees operated 3,338 7-Eleven stores in the United States, which collectively comprise more than 60% of our U.S. store base. Merchandise sales by franchised stores are included in our net sales and totaled approximately $4.3 billion for the year ended December 31, 2003. Gasoline sales at franchised stores are also included in our net sales. In addition, we own the gasoline inventories at all but one of our franchised stores.

In our franchise program, we select qualified applicants and train the operators who will participate in store management. The franchisee pays us an initial fee that varies by store and is generally calculated based upon the gross profit dollars of the store if it has been operating for more than 12 months, or average gross profit dollars of the 7-Eleven stores in the designated market area if the store has been operating for less than 12 months. Under the traditional franchise agreement, we lease to the franchisee a ready-to-operate 7-Eleven store and bear the costs of acquiring the land, building and equipment as well as most utility costs and property taxes. The traditional agreement had an initial term of ten years, or the term of our lease on the store if shorter than ten years. In 2004, we are beginning to use a new franchise agreement with a term of 15 years, subject to any lease arrangements. The franchisee pays for all business licenses, permits and in-store selling expenses. We finance a portion of these costs, as well as the ongoing operating expenses and inventory purchases. In addition to our financing services, we provide our franchisees bookkeeping, advertising, business counseling and other services.

Under our traditional franchise agreement, we generally receive approximately 52% of the merchandise gross profits as our ongoing royalty. Under the new agreement, the royalty is generally 50% of merchandise gross profits. An advertising fee of 0.5% to 1.5% of the store’s gross profits has also been added in the new agreement. With regard to gasoline sales, our franchise agreements in most instances require us to pay the franchisee one cent per gallon sold. We have implemented a non-contractual policy under which we pay our franchisees the greater of (i) 1.5 cents per gallon or (ii) either 20%, 24% or 25% of the gasoline gross profit, depending on when the store was franchised. We can change this policy at any time but have agreed to keep it in place for all of 2004. The franchisee may terminate the franchise agreement at any time. We may terminate the franchise agreement only for cause following the notice specified in the agreement.

Approximately 34% of our franchise agreements were scheduled to expire on December 31, 2003, but, as described below, have been extended beyond that date. In addition, during the three-year period beginning on January 1, 2004, approximately 10% of our franchise agreements will expire. We have worked extensively with our franchisees to develop a new franchise agreement to replace agreements scheduled to expire on or after December 31, 2003.

The new agreement includes revisions to the gross profit split between us and the franchisees and provides for an advertising fee to be paid by the franchisees to us for certain advertising costs that we may incur. Additionally, the new agreement includes a provision requiring that a minimum percentage of the franchisees’ total purchases must be from recommended vendors. The agreement is designed to better align the franchisees with our business strategies involving fresh foods, combined distribution and differentiation and to increase profits for the franchisees and us.

A committee of our franchisees has evaluated the economic impact of the new agreement on our franchisees according to a procedure set forth in a 1998 court-approved settlement agreement. On February 23, 2004, the committee advised us that the new agreement satisfies the economic impact standard contained in the settlement agreement. Therefore, existing franchisees—regardless of whether their agreement has expired—and new franchisees are being offered the chance to sign the new agreement during 2004. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Issues – Franchise Agreement Renewal.”

LICENSEES

As of December 31, 2003, area license agreements covered the operation of 20,012 7-Eleven stores in the following countries and U.S. territories:

Country	Total Stores
Japan	10,080
Taiwan	3,470
Thailand	2,397
South Korea	1,277
United States	489
Hong Kong	484
Mexico	421
Australia	308
Malaysia	300
Singapore	206
Philippines	195
China	150
Norway	75
Sweden	74
Denmark	44
Turkey	21
Puerto Rico	13
Guam	8

Total	20,012

We receive royalty payments from our area licensees based on a percentage of their gross sales. We have an equity interest in the Puerto Rico and Mexico area licensees.

COMPETITION

The convenience store industry is highly competitive. In terms of operators of traditional convenience stores, the industry includes a few large companies, a moderate number of mid-sized, regional chains and many smaller, independent companies. In this competitive environment, we believe that our well-recognized 7-Eleven® service mark, displayed at nearly 26,000 locations worldwide, provides a competitive advantage.

In the area of general merchandise sales, our stores compete with, in addition to traditional convenience stores, a number of national, regional, local and independent retailers, including grocery and supermarket chains, grocery wholesalers and buying clubs, fast food chains, and variety, drug and candy stores. In the area of cigarette sales, we also compete with specialty retailers primarily offering discounted tobacco products.

In sales of gasoline, our stores compete with other convenience stores, food stores, service stations and, increasingly, supermarket chains, hypermarts and other discount retailers. We generate only a very small percentage of the gasoline sales in the United States. Each store’s ability to compete depends on its location, accessibility and customer service. The rapid growth in the numbers of convenience-type stores opened by oil companies over the past several years has intensified competition.

TRADEMARKS

Our 7-Eleven® trademark, registered in 1961, is well-known throughout the United States and in many other parts of the world. Our other trademarks and service marks include Slurpee®, Big Gulp®, Big Bite® and Quality Classic Selection®, as well as many other trade names, marks and slogans relating to other foods, beverages and items such as Vcom®, Big Eats Deli™, Big Eats Bakery™, 7-Eleven Convenience Card™, 7-Eleven Go-Go Taquitos® and Big Eats Bakery Dreammm Donuts™.

EMPLOYEES

At December 31, 2003, we had approximately 31,000 employees.

OUR MAJORITY SHAREHOLDER

Our majority shareholder, Ito-Yokado Co., Ltd., and its affiliates Seven-Eleven Japan Co., Ltd., and IYG Holding Co. collectively own approximately 74% of our common stock. In addition, Ito-Yokado and Seven-Eleven Japan own QUIDS convertible into a maximum of 14,422,383 shares of our common stock. If these additional QUIDS were converted, Ito-Yokado and its affiliates would beneficially own approximately 77% of our common stock.

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

Seven-Eleven Japan. Seven-Eleven Japan is a 50.3%-owned subsidiary of Ito-Yokado and is our largest area licensee, operating approximately 10,000 stores in Japan. It owns Seven—Eleven (Hawaii), Inc., which, as of December 31, 2003, operated an additional 53 7-Eleven stores in Hawaii under a separate area license agreement covering that state.

IYG Holding Co. IYG Holding Co. is owned 51% by Ito-Yokado and 49% by Seven-Eleven Japan. IYG Holding is a Delaware corporation formed in 1991 to acquire and hold our common stock.

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

Over the past three fiscal years, sales of tobacco products have averaged approximately 28% of our merchandise sales (based on wholesale purchases by our stores). Future tobacco legislation, national and local campaigns to discourage smoking and increases in taxes on cigarettes and other tobacco products could have a material adverse effect on sales of and margins for the tobacco products we sell.

In addition, major cigarette manufacturers continue to increase the wholesale prices of their products. If we are unable to pass future price increases on to our customers, gross profit margin on tobacco products would decline.

Increases in the wholesale cost of gasoline could adversely affect our revenue and gross profit.

Over the past three years, gasoline sales have averaged approximately 28% of our total net sales and 10% of our gross profit. Increases in the wholesale cost of gasoline could adversely affect our revenues if our retail gasoline gallons declined, and would adversely affect our gross profit if we are not able to fully pass on these increases to our customers.

Changes in traffic patterns and increased competition could affect our revenues.

We compete with numerous other convenience stores, supermarket chains, drug stores, fast food operations and other retail outlets. In addition, our stores that offer self-service gasoline compete with gasoline service stations and, more recently, supermarkets and wholesale clubs that offer gasoline. Our stores compete in large part based on their ability to offer convenience to customers. As a result, changes in traffic patterns and the type, number and location of competing stores could result in the loss of customers and a corresponding decrease in revenues for affected stores.

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

In certain areas where our stores are located, state or local laws limit the stores’ hours of operation or their sale of alcoholic beverages, tobacco products, possible inhalants and lottery tickets. Failure to comply with these laws could adversely affect our revenues because these state and local regulatory agencies have the power to revoke, suspend or deny applications for and renewals of permits and licenses relating to the sale of these products or to seek other remedies. Regulations related to wages also affect our business, and any appreciable increase in the statutory minimum wage would result in an increase in our labor costs. Some of the financial services that we offer over-the-counter or through our Vcom kiosks are also subject to federal, state and local laws, such as the Patriot Act and the Gramm-Leach-Bliley Act. All of these regulations are subject to legislative and administrative change from time to time.

We purchase substantially all of our gasoline from one supplier, and any sudden disruption in supply could adversely affect our revenues.

Gasoline sales comprise a substantial portion of our total sales. We purchase most of our gasoline from CITGO Petroleum Corporation under a product purchase and supply agreement that expires in 2006. We may not be able to obtain alternative sources of gasoline quickly if our supplies from CITGO were suddenly disrupted. Any disruption in the supply of gasoline from CITGO may leave us, at least for a period of time, unable to meet the demand of our customers, which would adversely affect our sales and profitability. Although we believe we would be able to purchase gasoline from other suppliers if our supply from CITGO were disrupted, we may be required to pay a higher price, which would adversely affect our gasoline profits. In addition, a significant international conflict could disrupt or reduce our available supply of gasoline, at least in the short term, and could otherwise adversely affect our gasoline sales and profits.

RISKS PARTICULAR TO OUR CAPITAL STRUCTURE

Our debt facilities contain restrictive covenants, which may limit our ability to engage in various activities.

Our bank credit facilities contain a number of significant covenants that, among other things, restrict our ability and that of our subsidiaries to dispose of assets, incur additional indebtedness and pay dividends. In addition, we are obligated to satisfy certain financial ratio requirements. Failure to comply with these covenants could cause a default under our debt obligations and result in our debt becoming immediately due and payable which would materially adversely affect our business, financial condition and results of operations.

As a result of its position as our majority shareholder, IYG Holding can control the outcome of any event requiring a vote of our shareholders.

At December 31, 2003, Ito-Yokado Co., Ltd. and its affiliates Seven-Eleven Japan Co., Ltd. and IYG Holding Co. collectively owned approximately 74% of our outstanding common stock. In addition, Ito-Yokado and Seven-Eleven Japan own quarterly income debt securities convertible into a maximum of 14,422,383 shares of our common stock. If these debt securities were converted into the maximum number of shares issuable upon conversion, Ito-Yokado and its affiliates would beneficially own approximately 77% of our common stock. As our majority owner, Ito-Yokado is able to determine the outcome of all corporate actions requiring shareholder approval. For example, Ito-Yokado can control decisions with respect to:

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

Item 2. PROPERTIES

Stores. The following table shows the location and number of our company-operated and franchised 7-Eleven stores in operation on December 31, 2003. These figures include seven stores that we operate under names other than 7-Eleven. We plan to convert these stores to the 7-Eleven® name over the next few years or close them.

State/Province	Stores
	Owned	Leased	Total
U.S.
Arizona	32	51	83
California	263	950	1,213
Colorado	61	171	232
Connecticut	9	43	52
Delaware	10	16	26
District of Columbia	6	15	21
Florida	239	304	543
Idaho	6	5	11
Illinois	56	125	181
Indiana	10	23	33
Kansas	7	5	12
Maine	0	13	13
Maryland	91	211	302
Massachusetts	14	96	110
Michigan	49	82	131
Missouri	32	42	74
Nevada	87	110	197
New Hampshire	5	22	27
New Jersey	75	140	215
New York	44	212	256
North Carolina	2	5	7
Ohio	10	3	13
Oregon	42	86	128
Pennsylvania	75	93	168
Rhode Island	0	18	18
Texas	116	159	275
Utah	42	61	103
Vermont	0	4	4
Virginia	218	395	613
Washington	51	159	210
West Virginia	10	12	22
Wisconsin	0	0	0
Canada
Alberta	39	108	147
British Columbia	30	118	148
Manitoba	14	35	49
Ontario	27	77	104
Saskatchewan	21	22	43

Total	1,793	3,991	5,784

Additional Information About Properties and Leases. At December 31, 2003, 11 7-Eleven stores were under construction. We owned or were under contract to purchase 9 undeveloped sites, and had leases on another 53 undeveloped sites. In addition, at year-end 2003 we owned 65 store properties available for sale, including 15 unimproved parcels of land, 40 closed store locations, and 10 parcels of excess property adjoining store locations. At December 31, 2003, 18 of these properties were under contract for sale.

At December 31, 2003, we held leases on 166 closed stores or other non-operating facilities, 12 of which were leased from the 7-Eleven, Inc. Employees’ Savings and Profit Sharing Plan. Of these 166 leases, 89 were subleased to third parties at year-end 2003.

Generally, we lease our stores for primary terms of 10 to 20 years, with options to renew for additional periods. Many leases grant us a right of first refusal if the lessor decides to sell the property. In addition to our minimum annual rental payments, many leases require us to pay percentage rental payments if sales exceed a certain amount, and to pay taxes, insurance and maintenance.

Over the next five years, leases covering more than half of our total leased stores will expire, including more than 1,300 leases that lack rent renewal options or contain negotiable rent options and more than 1,100 leases that have fixed rent options. We have devoted, and will continue to devote, considerable efforts to extending and/or renegotiating these leases.

Headquarters. Our headquarters are located in Dallas, Texas, in a building known as Cityplace Center East (“Cityplace”). One of our subsidiaries owns Cityplace, subject to certain outstanding debt, and leases it to us. Our lease covers the entire building but permits us to sublease. In September 2003, we announced our plans to explore opportunities to restructure our ownership position in Cityplace. We are continuing to pursue those plans.

Item 3. LEGAL PROCEEDINGS

We have previously disclosed the information below about a pending proceeding in California. In 2003, we were advised that we are the subject of an investigation by the District Attorney’s Office of San Joaquin County, California, for allegedly violating the California Health & Safety Code by failing to obtain permits to replace certain monitoring systems for underground storage tanks at seven stores. The allegations are based primarily on the alleged failure of our contractor to comply with these permitting requirements. Subsequently, the District Attorney for San Joaquin County obtained the cooperation of two additional counties, and the investigation was expanded to include issues of operational store-level compliance with environmental regulations.

We have learned that the district attorneys in these three counties have been authorized by the Attorney General of California to conduct a statewide investigation and enforcement action covering alleged violations at our gasoline locations in California. To our knowledge, none of the alleged violations have resulted in any contamination of the soil or groundwater at these locations.

We have received a written demand to resolve all of these alleged violations. The demand includes injunctive provisions, restitution relief, civil penalties and legal and investigative costs.

We are cooperating with authorities and continuing to evaluate this matter as additional information is gathered.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5. MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock, $.0001 par value per share, is our only class of common equity and is our only security with voting rights. As of February 27, 2004, there were 111,977,920 shares of our common stock issued and outstanding, held by 1,640 record holders. During 2003, our common stock was traded on the New York Stock Exchange under the symbol “SE.” The table below shows the price range for our common stock during each quarter of 2002 and 2003 and the closing price of our common stock on the last trading day of each quarter.

QUARTERS	PRICE RANGE
	HIGH	LOW	CLOSE
2002
FIRST	$12.20	$8.90	$11.15
SECOND	10.92	6.80	8.05
THIRD	9.48	6.65	8.57
FOURTH	8.70	7.41	7.50

2003
FIRST	$8.30	$6.50	$6.96
SECOND	10.99	6.99	10.55
THIRD	14.63	10.20	13.73
FOURTH	16.75	13.94	16.05

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

Our credit agreement restricts our ability to pay cash dividends on our common stock upon the occurrence of certain credit rating downgrade events. Based on our current credit ratings, these credit agreement restrictions do not apply.

Item 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

7-ELEVEN, INC. AND SUBSIDIARIES

	Years Ended December 31
(Dollars in millions, except per-share data)	1999	2000	2001	2002	2003
			(Restated)	(Restated)
Statement of Earnings Data:(1)
Net sales:
Merchandise (2)	$6,014.6	$6,427.5	$6,672.1	$7,020.5	$7,412.4
Gasoline	1,927.6	2,580.7	2,636.6	2,760.6	3,372.3

Total net sales(2)	7,942.2	9,008.2	9,308.7	9,781.1	10,784.7
Other income	97.5	104.4	111.9	102.9	97.0

Total revenues(2)	8,039.7	9,112.6	9,420.6	9,884.0	10,881.7
LIFO charge (credit)	9.9	4.6	(7.5)	10.3	0.3
Depreciation and amortization(3)	205.5	219.2	246.8	279.8	306.9
Interest expense, net	102.2	79.3	62.7	64.7	71.3
Earnings from continuing operations before income taxes and cumulative effect of accounting change(4)	130.0	156.8	167.1	102.4	141.0
Income tax expense(5)	(49.6)	(48.4)	(65.2)	(41.0)	(53.6)
Earnings from continuing operations before cumulative effect of accounting change	80.4	108.4	101.9	61.4	87.4
Gain (Loss) on discontinued operations	2.7	(0.1)	(8.4)	(20.5)	(13.1)
Cumulative effect of accounting change(6)	—	—	(9.8)	(28.1)	(10.2)
Net earnings	83.1	108.3	83.7	12.8	64.1
Earnings from continuing operations before cumulative effect per common share:
Basic	0.98	1.08	0.97	0.59	0.82
Diluted	0.78	0.89	0.90	0.56	0.76
Weighted-average shares outstanding:
Basic(7)	82.0	100.0	104.8	104.8	106.8
Diluted(7) (8)	103.0	121.4	125.9	111.5	127.2
Balance Sheet Data (end of period):
Total assets	2,685.7	2,742.3	2,902.8	3,064.3	3,348.9
Total debt	2,044.7	1,337.5	1,434.6	1,415.2	1,475.3
Convertible Quarterly Income Debt Securities(9)	380.0	380.0	380.0	380.0	300.0
Total shareholders’ equity (deficit)(7)	(559.6)	82.1	152.5	163.5	340.0

(1)	Prior-year amounts on the Statement of Earnings Data have been reclassified to discontinued operations to conform to the current-year presentation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
(2)	Merchandise cost of goods sold amounts of $(136.4) million and $(155.5) million for the years ended December 31, 2001 and 2002, respectively, have been recorded as a reduction of merchandise sales to reflect our revised accounting for sales of prepaid phone cards net of related costs in conformity with the provisions of Emerging Issues Task Force No. 99-19, “Reporting Revenue Gross Versus Net.”
(3)	We adopted SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” effective January 1, 2002. In connection with adopting SFAS No. 142, we no longer amortize goodwill or intangible assets with indefinite lives. Amortization of these assets in 1999, 2000 and 2001 was $19.6 million, $19.7 million and $19.8 million, respectively.
(4)	Earnings from continuing operations before income taxes and cumulative effect of accounting change in 1999, 2000 and 2003 include gains of $7.0 million, $2.9 million and $10.5 million, respectively, in connection with debt redemption.
(5)	Income tax expense in 2000 includes a $12.5 million benefit in connection with our settlement of certain outstanding issues with the IRS.
(6)	In 2001 we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” in 2002 we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations;” and in 2003 we adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51.”
(7)	In the first quarter of 2000, we issued 22,736,842 shares of common stock at $23.75 per share to IYG Holding Company in a private placement transaction. In the third quarter of 2003, we issued 6,501,685 shares of common stock to IY and SEJ from the conversion of the 1998 Convertible Quarterly Income Debt Securities (see Note 10).
(8)	In 2002, the shares in connection with the 1995 Convertible Quarterly Income Debt Securities were antidilutive on earnings per common share and were not assumed converted for weighted-average shares outstanding.
(9)	In 2003, the 1998 Convertible Quarterly Income Debt Securities were converted into 6,501,685 shares of common stock. The 1995 Convertible Quarterly Income Debt Securities have an interest rate of 4.5% and are potentially convertible into a maximum of 14,422,383 shares of common stock.

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Any statement in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. We often use these types of statements when discussing our plans and strategies, our anticipation of revenues from designated markets and statements regarding the development of our businesses, the markets for our services and products, our anticipated capital expenditures, operations, support systems, changes in regulatory requirements and other statements contained in this report regarding matters that are not historical facts. When used in this report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and other similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by these forward-looking statements. There can be no assurance that: (i) we have correctly measured or identified all of the factors affecting us or the extent of their likely impact; (ii) the publicly available information with respect to these factors on which our analysis is based is complete or accurate; (iii) our analysis is correct; or (iv) our strategy, which is based in part on this analysis, will be successful. We do not assume any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

7-Eleven, Inc. is the world’s largest operator, franchisor and licensor of convenience stores with nearly 26,000 stores worldwide. 7-Eleven derives its revenues principally from retail sales of merchandise and gasoline from Company- and franchisee-operated stores. We also receive income from monthly royalties based on sales of licensed stores, which are predominantly international. Our primary expenses consist of cost of goods; franchisee gross profit expense; operating, selling, general and administrative expense; interest expense and income taxes.

7-Eleven sells a broad selection of merchandise items. In addition, we sell gasoline at approximately 40% of our stores. Sales of merchandise during the last three years have generated around 70% of 7-Eleven’s revenue, and approximately 90% of our gross profits. Gross profit margins for merchandise have averaged approximately 35% during the last three years, while gasoline has averaged approximately 10% during the same period.

We seek to meet the needs of convenience customers and maintain a leadership position in the convenience store industry through leveraging our scale, technology, people and widely recognized brand. In 2004, we will continue to focus on the implementation of our key growth initiatives to improve the operating performance of our Company.

Merchandise Retailing

In an effort to meet the changing needs of our customer base, we offer a broad range of products, including many not traditionally available in convenience stores. These products range from high-quality fresh foods delivered daily to unique items that are developed specifically for 7-Eleven.

Working with outside vendors, 7-Eleven’s merchandising team continuously focuses on developing and introducing new products in order to increase overall merchandise sales. We strive for exclusivity from suppliers on these items either for a limited or an extended period to gain a competitive advantage in the convenience channel.

Our decision to add a higher-quality, freshly prepared sandwich and bakery line, additional roller grill products and new salads reflects our strategy to promote proprietary fresh food products to increase sales. During 2003, we established a testing center in our Austin, Texas stores to gauge consumer tastes regarding fresh food products prior to a national rollout. In 2004, much of the Company’s radio and television advertising and point-of-purchase displays will focus primarily on fresh food products. We believe that the Company is well-positioned to take advantage of growth in portable fresh foods and that this category will be a key contributor to our long-term growth.

We developed a proprietary retail information system that enables our merchandising team, franchisees and store managers to increase sales by enhancing the product mix in each store. By employing item-by-item inventory management, stores are better equipped to remain in-stock on top-selling items, as well as promote new high-potential items. Franchisees and store managers are expected to monitor customer buying patterns in their stores to try to maximize their sales through the management of their product assortment. This strategy, which we call Retailer Initiative, has contributed to our sustained ability to grow merchandise sales.

Growing the services category continues to be one of our priorities. Among the products in the services category are prepaid cards, lottery sales, ATM services, and money orders. Additionally, we offer Vcom® units in approximately 1,000 stores. Vcom is our proprietary self-service kiosk through which we provide continuously available financial and e-commerce services. Available 24 hours a day, Vcom offers check-cashing, money orders, money transfer, traditional ATM services and access to Verizon residential telephone services. We expect to provide additional services, such as phone cards, bill pay, and proprietary stored value cards in 2004. We are using market research studies and focus groups to make Vcom even more user-friendly. We have seen continued steady transaction growth in the core financial services products since the rollout was completed in the middle of 2003. We expect the recent positive trends in the number of transactions will continue in 2004 as we further refine our Vcom strategy.

Gasoline

We believe that gasoline sales contribute to increased store traffic. As a result, we offer gasoline as a convenient product for customers wherever practical. Our gasoline strategy is to be competitively priced to maximize gross profit. Over the last 10 years, we have consistently achieved at or above a 13 cent-per-gallon level of gasoline gross profit margin. Day-to-day management of our gasoline business on a store-by-store basis is driving this steady performance, even in a year like 2003 that saw rapid fluctuations in the price of gasoline.

Store Base

7-Eleven is working to optimize the earnings of its store base by opening new stores in strategic locations and closing underperforming stores. We plan to open approximately 100 stores in 2004. Our new store development efforts are focused on our existing markets to take advantage of population density and leverage our current distribution capabilities. We assess new store locations by evaluating demographics, traffic volume, visibility, ease of access, economic activity and population density in the area.

We continue to focus on either improving or closing underperforming stores and have developed a database to track and analyze performance. In addition, we have created a more structured new site approval process and added a site development management system. These enhancements are designed to identify the cause of underperformance and to maximize future performance.

During 2004, we intend to continue to upgrade our more mature stores with around $80 million of capital spending related to maintenance and replacement of store equipment.

Technology

Our retail information system provides franchisees, store managers and our management team with timely access to sales information on an item-by-item basis. Details are captured by a point-of-sale scanning system at the checkout register. Stores are linked to vendors, our primary third-party distributor and our combined distribution centers for ordering and item-level information sharing. Effective use of the system is one of the foundations of our business model, allowing franchisees and store managers the ability to manage both their products and time more effectively.

We spent $81 million on technology in 2003. The majority of the spending was for enhancements to our retail information system, store process improvements and increased efficiency measures. During 2003, we introduced improved functionality such as additional alternative payment methodologies, enhancements for ordering and additional support for managing product assortment. These actions were designed to give store managers more time to run their stores. To facilitate better communications across the organization, we launched an intranet information-packed homepage, upgraded our field consultants’ laptops and enabled expanded computer-based training at the store. During 2004 and 2005, we plan on completing an initiative to upgrade our store systems hardware and the software architecture to a more flexible platform.

Employees and Franchisees

Employees and franchisees are critical to implementing 7-Eleven’s strategies. We continue to invest in finding and retaining qualified people through focused recruitment efforts, establishment of formal career paths and leadership development programs. Additionally, we are trying to raise the level of performance of our people with advanced training and incentive programs. We recently implemented new training certification curricula for our field organization and store level employees. During 2003, we accelerated the pace of training with almost one-third of the field support organization completing our “certification” process. Overall, our effort to upgrade the effectiveness of our store associates has resulted in a two-year reduction in store-level employee turnover.

We introduced an incentive program that links store performance measurements with 7-Eleven’s fundamental business concepts. Grading and rewarding the successful execution of the Five Fundamentals—Assortment, Quality, Value, Cleanliness and Service—has gradually improved store ratings over the last two years. We expect continued improvement in 2004 and beyond.

The primary method of implementing our Retailer Initiative strategy across our store network is through the establishment of “model markets.” A model market is comprised of a group of stores where we are employing advanced training, labor-saving equipment, and a concentrated focus on merchandising to enable store operators to optimize their product assortment. The model market rollout will accelerate throughout 2004 and we expect to have the program rolled out in all of our markets by the end of 2005. We anticipate that it will take between 12 and 18 months to complete the rollout of the model market program. The early results are promising.

To further align 7-Eleven’s interests with those of our franchisees, over the past two years we have worked with our franchisees to develop a new franchise agreement. This agreement combines 7-Eleven’s strategies regarding fresh foods, combined distribution, and differentiation with franchisees’ entrepreneurial business approach. In addition, the new agreement should enhance the Company’s ability to leverage its scale with additional purchasing power and reduce costs to the stores. By strengthening the relationship with our franchisees, we should improve profitability for both franchisees and 7-Eleven. To find the best candidates to implement 7-Eleven’s business model, we are developing a new selection process for franchise candidates. We believe this will better ensure successful execution of the Company’s strategy to increase profitability.

Trademark

We look to increase the value of our licenses by continuing to develop our infrastructure and offering a more attractive financial opportunity to prospective licensees. The majority of our licensees are international, and our long-range plans are to expand the 7-Eleven brand into a number of countries where we currently do not have a presence. As we have previously disclosed, we are exploring additional licensing arrangements in China. In early 2004, we announced the approval of a joint venture by the Ministry of Commerce in the People’s Republic of China to develop 7-Eleven stores in Beijing and the surrounding area with the first stores expected to open in the spring of 2004.

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

Franchisees

We consolidate all merchandise sales and cost of goods sold from stores operated by franchisees with the results of company-operated stores. We split the merchandise gross profit of franchise stores between our franchisees, who have been generally receiving 48% of the gross profit, and ourselves. During 2004, we are beginning to franchise our stores under a new franchise agreement. The split of the gross profits between the franchisee and us under the new agreement will generally be 50/50. Our share of the merchandise gross profit of franchise stores represents the ongoing royalty. With regard to gasoline sales, our traditional franchise agreements in most instances require us to pay the franchisee one cent per gallon sold as compensation for the services our franchisees perform related to gasoline. We have implemented a non-contractual policy under which we pay our franchisees the greater of (i) 1.5 cents per gallon or (ii) either 20%, 24% or 25% of the gasoline gross profit, depending upon when the store was franchised. We can change this policy at any time but have agreed to keep the policy in place for all of 2004. The franchisees’ share of the merchandise and gasoline gross profit is presented as franchisee gross profit expense in the accompanying Consolidated Statements of Earnings. If we did not consolidate the franchisee merchandise revenues and cost of goods sold into our consolidated financial results, our net earnings would not change; our Consolidated Statements of Earnings, however, would not reflect any franchise gross profit expense and would reflect significantly lower merchandise revenues and cost of goods sold. Instead, our share of the earnings from franchised stores would be reflected as Other Income in our Consolidated Statements of Earnings. See “—Other Issues—Franchise Agreement Renewal.”

We include the franchise stores’ merchandise sales and cost of sales in our financial statements because we believe that we retain a more significant financial and merchandising advisory role in the franchise business than is present in most other franchisor/franchisee relationships. For example, unlike most franchise models, we own or lease the stores and equipment used by the franchisees as well as provide financing, bookkeeping, advertising, business consulting and other services. Due to this level of involvement and our retention of certain business risks associated with the ownership or leasing of franchised locations and the equipment used by franchisees, we believe that our financial statement presentation appropriately reflects the substance of this combined economic relationship. See Note 1 to the Consolidated Financial Statements.

We are currently analyzing Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51” (“FIN 46”), and its impact on our accounting for the franchisees. See Notes 1 and 19 to the Consolidated Financial Statements.

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

Store Closings and Asset Impairment

The results of operations of certain owned and leased stores are presented as discontinued operations in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Since 2002, the results of operations of owned stores have been presented as discontinued operations beginning in the quarter in which management commits to a plan to close the related store and actively markets the store. The results of operations of a leased store are presented as discontinued operations beginning in the quarter in which the related store ceases operations. The results of operations of these owned and leased stores include related write-downs of stores to estimated net realizable value and accruals for future estimated rent and other expenses in excess of estimated sublease rental income.

We write-down property and equipment of stores we are closing to estimated net realizable value at the time we commit to a plan to close such stores and begin to actively market the store. If we lease the store, we accrue for related future estimated rent and other expenses if we believe the expenses will exceed estimated sublease rental income. We adopted the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and as a result, effective January 1, 2003, if we lease the store, we will accrue for related future estimated rent and other expenses at the time the store ceases operation if we believe the expenses will exceed estimated sublease rental income. Prior to 2003, we accrued for related future estimated rent and other expenses when we committed to a plan to close the stores. We base the estimated net realizable value of property and equipment on our experience in utilizing and/or disposing of similar assets and on estimates provided by our own and/or third-party real estate experts. We also use our experience in subleasing similar property to estimate future sublease income. If there is a significant change in the real estate market, our net realizable value estimates and/or our estimated future sublease income could change materially. See “—Other Issues—Recently Issued Accounting Standards” and Notes 1 and 5 to the Consolidated Financial Statements.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” we also conduct an annual impairment test of our goodwill and intangible assets with indefinite lives. The impairment test for goodwill includes two steps. Step one compares the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds the fair value, then goodwill is impaired and step two is required to measure the amount of impairment loss. Step two compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount is greater than the implied fair value of the goodwill, an impairment loss is recognized for the excess. See Notes 1 and 6 to the Consolidated Financial Statements.

The impairment test for intangible assets with indefinite lives consists of a comparison of the fair value of the intangible asset with its carrying amount. Fair value is determined by calculating the present value of future estimated revenues. If the carrying amount of the intangible asset is greater than fair value, an impairment loss is recognized for the excess. See Notes 1 and 6 to the Consolidated Financial Statements.

Underground Gasoline Storage Tanks

Since 2002, we have recognized the estimated future cost to remove an underground storage tank over the estimated useful life of the storage tank in accordance with the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations.” We record a discounted liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset at the time an underground storage tank is installed. We amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the tank. We base our estimates of the anticipated future costs for removal of an underground storage tank on our prior experience with removal. We also consider factors such as the type of tank, location of tank sites and our experience with contractors who perform removal work. See Note 8 to the Consolidated Financial Statements.

Yen Loans

We use our license royalty receipts from Seven-Eleven Japan Co., Ltd. (“SEJ”) to service the monthly principal and interest payments on our outstanding yen loans. This provides us with an economic hedge against fluctuations in the Japanese yen to U.S. dollar exchange rate. Since our adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001, we have adjusted the balance of the yen loans at each reporting date to reflect the then-current Japanese yen to U.S. dollar exchange rate, and we recognize the resulting noncash foreign currency exchange gain or loss in earnings. In addition, we record the SEJ royalty and interest expense on the yen loans at the average Japanese yen to U.S. dollar exchange rate for the respective periods. See “—Quantitative and Qualitative Disclosures About Market Risks—Foreign-Exchange Risk Management” and Notes 9 and 11 to the Consolidated Financial Statements.

Litigation and Tax Assessments

From time to time, we are subject to lawsuits and other claims. We assess the likelihood of any adverse judgments or outcomes to these matters as well as the potential range of probable losses. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each matter. The required accrual may change in the future due to new developments in any matter or changes in approach (such as a change in settlement strategy) in dealing with these issues. We believe that the final resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Additionally, we are periodically engaged in various tax audits by federal and state governmental authorities incidental to our business activities. We record reserves for the estimated probable losses for certain of these proceedings. It is possible that additional losses associated with these audits may be incurred; however, we believe that the final resolution of these issues will not have a material adverse effect on our financial position, results of operations or cash flows.

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

Workers’ Compensation, General Liability and Medical Reserves

We have third-party insurance for workers’ compensation and general liability losses with predetermined deductibles. We record our share of workers’ compensation and general liability losses based on independent actuarial estimates of the aggregate liabilities for claims incurred. A significant change in claims experience or in the criteria which the actuary utilizes could result in a material revision to our liability.

Effective January 1, 2003, we changed our medical coverage from a fully insured plan to a self-insured plan. In lieu of paying fully insured premiums, which cover incurred claims plus administrative expenses, we pay claims and administrative expenses as they become due and establish reserves for incurred but unpaid claims as determined by an independent actuary.

COMPARISON OF 2003 TO 2002 RESULTS

We have reclassified certain prior-year amounts to conform to the current-year presentation, such as the results of operations of certain owned and leased stores which are presented as discontinued operations in accordance with the provisions of SFAS No. 144 for all years discussed. Additionally, merchandise cost of goods sold of $155.5 million for the year ended December 31, 2002, has been recorded as a reduction to merchandise sales to reflect our revised accounting for sales of prepaid phone cards net of related costs. See Note 1 to the Consolidated Financial Statements.

Net Sales

	Years Ended December 31
Net Sales: (in millions)	2002	2003
Merchandise sales	$7,020.5	$7,412.4
Gasoline sales	2,760.6	3,372.3

Total net sales	$9,781.1	$10,784.7
U.S. same store merchandise sales growth	3.1%	3.2%
Gasoline gallons sold (in millions)	1,987.3	2,117.0
Gasoline gallon sales change per store	4.5%	4.2%
Average retail price of gasoline per gallon	$1.39	$1.59

Merchandise sales for 2003 increased $391.9 million, or 5.6%, over 2002. U.S. same-store merchandise sales increased 3.2% for 2003, on top of a 3.1% increase for 2002. Continued improvement in same-store sales reflects the ongoing implementation of our strategic initiatives and consistent introduction of new products. Key contributors to the merchandise sales growth in 2003 were increases in fresh food, beverages, beer and cigarettes.

Gasoline sales for 2003 increased $611.7 million, or 22.2%, over 2002. We attribute the increased sales to a 20-cent increase in the average retail price of gasoline and to a 4.2% increase in per-store gallons sold in 2003. The increases in gasoline gallons sold and per-store gallons sold are primarily due to our day-to-day management of gasoline markets and retail pricing.

Gross Profit

	Years Ended December 31
Gross Profit: (in millions)	2002	2003
Merchandise gross profit	$2,496.1	$2,634.6
Gasoline gross profit	254.2	326.3

Total gross profit	$2,750.3	$2,960.9
Merchandise gross profit margin	35.55%	35.54%
Merchandise gross profit growth per store	4.9%	3.7%
Gasoline gross profit margin cents per gallon	12.79	15.41
Gasoline gross profit change per store	(4.5)%	25.6%

Merchandise gross profit for 2003 was $2,634.6 million, an increase of $138.5 million, or 5.5%, over 2002. Products contributing to our merchandise gross profit dollar growth include fresh food items, noncarbonated beverages, cigarettes, hot beverages, beer, tobacco and soft drinks. Gross profit margin in 2003 was 35.54% compared to 35.55% in 2002. The 5.5% year-over-year increase in gross profit dollars compared to a relatively small change in gross profit margin is attributable to our strategy of maximizing gross profit dollars. Our changing product mix affects merchandise margins as we sell more items that contribute to gross profit dollars but negatively impact gross profit margin, such as cigarette cartons. The impact of product assortment changes was partially offset by the continued emphasis on managing cost of goods sold.

Gasoline gross profit for 2003 was $326.3 million, compared to $254.2 million in 2002. Expressed as cents per gallon, our gasoline margin was 15.41 cents for 2003 compared to 12.79 cents for 2002. This translated into a 25.6% increase in our average gasoline gross profit per store for 2003. Daily management of gasoline combined with a more favorable market place allowed for increased gasoline margins.

We manage retail gasoline prices through a centralized monitoring process to minimize the effect of gasoline margin volatility and maximize our gross profit per gallon. Increases or decreases in the wholesale cost of gasoline will generally cause similar increases or decreases in the retail price of gasoline. An increase in the wholesale cost of gasoline generally results in higher retail prices within five to 10 days after the cost increase. Conversely, a decrease in the wholesale cost of gasoline generally results in lower retail prices within 15 to 20 days after the cost decrease. Competitive conditions in the retail marketplace can cause these time periods to vary considerably on a market-by-market basis, which can have a significant impact on gasoline gross profit margin. Over the last 10 years, however, our annual gasoline gross profit margins on a cent-per-gallon basis have remained comparatively stable at or above the 13-cent-per-gallon level.

Other Income

Other income consists primarily of area license royalties, Vcom fees and initial franchise fees. Other income for 2003 was $97.0 million, a decrease of $5.9 million, or 5.8%, from $102.9 million in 2002. Royalty income from our area licensees was $52.0 million in 2003, a decrease of $19.6 million from $71.6 million in 2002. This decrease was primarily due to the previously anticipated reduction in the SEJ licensing royalty rate. Under the terms of a 1988 amendment to our licensing agreement with SEJ, the royalty payments to us were reduced by approximately 70% beginning in August 2002. The decrease in the licensing royalties was partially offset by an increase of $17.2 million in Vcom fee income. See “—Liquidity and Capital Resources—Vcom.”

Franchisee Gross Profit Expense

Franchisee gross profit expense for 2003 was $798.0 million, an increase of $55.2 million, or 7.4%, from $742.8 million in 2002, due to higher per-store gross profits at franchised stores and an increase in the number of stores operated by franchisees. See “—Critical Accounting Policies and Estimates—Franchisees” and Note 1 to the Consolidated Financial Statements.

Operating, Selling, General and Administrative Expense (“OSG&A”)

The primary components of OSG&A are store labor, occupancy (including depreciation) and corporate expenses. OSG&A for 2003 was $2,047.5 million, an increase of $104.3 million, or 5.4%, from $1,943.2 million in 2002. We attribute this increase primarily to costs associated with higher occupancy expenses, higher employee-related costs and increased credit card processing fees. We expect OSG&A to grow at a rate less than that of overall gross profit.

The ratio of OSG&A to revenues decreased to 18.8% for 2003 from 19.7% in 2002. Included in 2003 OSG&A was a $10.5 million gain due to the redemption of the senior subordinated debentures, an $11.0 million currency conversion loss and a $1.7 million charge related to infrastructure consolidation and other expenses. The 2003 charge for infrastructure consolidation and other expenses includes a $7.0 million charge related to the California remediation receivable balance and a $3.9 million gain related to life insurance proceeds. Included in 2002 OSG&A was a $14.9 million currency conversion loss and $10.7 million related to infrastructure consolidation and other expenses.

In September 2003, we announced our plans to explore opportunities to restructure our ownership position in Cityplace, the office tower that serves as our corporate headquarters. We are continuing to pursue those plans.

Interest Expense, Net

Net interest expense for 2003 was $71.3 million, an increase of $6.6 million, or 10.2%, from $64.7 million in 2002. The increase is primarily due to new borrowings of senior subordinated debt and to a lesser extent the impact of consolidated debt in accordance with FIN 46. These increases were partially offset by lower average borrowings under our commercial paper facility at lower average interest rates in 2003 than in 2002. See “—Liquidity and Capital Resources,” “—Quantitative and Qualitative Disclosures About Market Risks—Interest Rate Risk Management,” and Note 9 to the Consolidated Financial Statements.

In accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructuring” (“SFAS No. 15 Interest”), our debentures were recorded at an amount equal to the undiscounted cash payments of both principal and interest, and we did not recognize interest expense on our debentures in our condensed consolidated statement of earnings. Accordingly, until the debentures were retired in July 2003, we charged the cash interest payments against the recorded amount of the debentures.

Income Tax Expense

Income tax expense for 2003 was $53.6 million, an increase of $12.6 million, or 30.8%, from $41.0 million in 2002. Our effective tax rate was 38.0% for 2003, compared to 40.0% in 2002.

Discontinued Operations

Discontinued operations for 2003 resulted in a loss of $13.1 million (net of $8.0 million income tax benefit) compared to a loss of $20.5 million (net of $13.7 million income tax benefit) for the same period in 2002. These stores had total revenues of $93.4 million and $210.9 million and pretax operating losses of $21.1 million and $34.2 million for 2003 and 2002, respectively. Included in the loss on discontinued operations are losses on disposal of $6.2 million (net of $3.8 million tax benefit) and $13.9 million (net of $9.2 million tax benefit) for the years ended December 31, 2003 and 2002, respectively. The pretax loss for 2003 includes a gain of $5.3 million from the sale of 12 nonstrategic stores in Wisconsin. The losses on disposal include write-downs of stores to net realizable value, anticipated future rent and other expenses in excess of related estimated sublease income, as well as gains and losses on sales of stores.

Cumulative Effect of Accounting Change

Effective July 1, 2003, we adopted FIN 46, which resulted in a one-time charge of $10.2 million, net of deferred tax benefit, related to the cumulative effect of the accounting change resulting from the consolidation of two trusts that provided us with off balance sheet financing. See “—Other Issues — Recently Issued Accounting Standards” and Note 12 to the Consolidated Financial Statements.

On January 1, 2002, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which resulted in a one-time charge of $28.1 million, net of deferred tax benefit, related to the cumulative effect of the accounting change which relates to the accounting for costs associated with future removal of underground gasoline storage tanks. See Note 8 to the Consolidated Financial Statements.

Net Earnings

Net earnings for 2003 were $64.1 million, or $0.58 per diluted share, an increase of $51.3 million from $12.8 million, or $0.13 per diluted share in 2002.

COMPARISON OF 2002 TO 2001 RESULTS

We have reclassified certain prior-year amounts to conform to the current-year presentation, such as the results of operations of certain owned and leased stores which are presented as discontinued operations in accordance with the provisions of SFAS No. 144 for all years discussed. Additionally, merchandise cost of goods sold amounts of $136.4 million and $155.5 million for the years ended December 31, 2001 and 2002, respectively, have been recorded as a reduction to merchandise sales to reflect our revised accounting for sales of prepaid phone cards net of related costs. See Note 1 to the Consolidated Financial Statements.

Net Sales

	Years Ended December 31
Net Sales: (in millions)	2001	2002
Merchandise sales	$6,672.1	$7,020.5
Gasoline sales	2,636.6	2,760.6

Total net sales	$9,308.7	$9,781.1
U.S. same store merchandise sales growth	2.8%	3.1%
Gasoline gallons sold (in millions)	1,813.6	1,987.3
Gasoline gallon sales change per store	4.3%	4.5%
Average retail price of gasoline per gallon	$1.45	$1.39

Merchandise sales for 2002 increased $348.4 million, or 5.2%, over 2001. U.S. same-store merchandise sales increased 3.1% for 2002, on top of 2.8% for 2001. Continued improvement in same-store sales is a result of our focus on product assortment, introducing new items and improving the quality of existing items. Key contributors to the merchandise sales growth in 2002 were increases in cigarettes, beer, noncarbonated beverages, fresh food items and candy. Partially offsetting these increases was a decrease in our sales of Café Cooler frozen beverages.

Gasoline sales for 2002 increased $124.0 million, or 4.7%, over 2001. We attribute this increase to a 4.5% increase in per-store gallons sold, partially offset by a 6-cent decline in the average retail price of gasoline in 2002. The increase in per-store gallons sold is primarily due to the addition of new higher-volume gasoline stores, which typically have more gasoline pumps than existing stores.

Gross Profit

	Years Ended December 31
Gross Profit: (in millions)	2001	2002
Merchandise gross profit	$2,333.8	$2,496.1
Gasoline gross profit	253.7	254.2

Total gross profit	$2,587.5	$2,750.3
Merchandise gross profit margin	34.98%	35.55%
Merchandise gross profit growth per store	3.6%	4.9%
Gasoline gross profit margin cents per gallon	13.99	12.79
Gasoline gross profit change per store	7.3%	(4.5)%

Merchandise gross profit for 2002 was $2,496.1 million, an increase of $162.3 million, or 7.0%, over 2001. Gross profit margin in 2002 increased 57 basis points to 35.55% from 34.98% in 2001. Our overall gross profit margin increase and gross profit growth per store were due to a combination of continued emphasis on reducing our costs of goods sold, changes in product mix and a reduction in write-offs and shortages. Some of our faster growing products were beer, noncarbonated beverages, fresh food items and candy. During the third quarter of 2002, we signed a new primary wholesale agreement with McLane Company, which supported our cost containment efforts and has increased service levels to our stores.

Gasoline gross profit for 2002 was $254.2 million, basically flat with 2001. Our gasoline gross profit per gallon decreased to 12.79 cents for 2002 compared to 13.99 cents for 2001. This translated into a 4.5% decrease in our average gasoline gross profit per store for 2002. These declines were primarily due to difficult market conditions in the first quarter of 2002 when retail prices fell faster than wholesale costs, causing lower retail margins.

Other Income

Other income consists primarily of area license royalties and initial franchise fees. Other income for 2002 was $102.9 million, a decrease of $9.0 million, or 8.0%, from $111.9 million in 2001. Royalty income from our area licensees was $71.6 million in 2002, a decrease of $13.2 million from $84.8 million in 2001. The decrease was primarily due to a $17.7 million decrease in the royalties received from our licensing agreement with SEJ under which SEJ pays us a royalty fee based on a percentage of its total revenues. Under the terms of a 1988 amendment to that agreement, SEJ reduced its royalty payments to us by approximately 70% beginning in August 2002. In addition, we experienced an unfavorable impact from changes in the Japanese yen to U.S. dollar exchange rate during 2002. The royalty rate reduction and the impact of the exchange rate changes were partially offset by increases in franchise fees, other area license royalties and Vcom fees.

Franchisee Gross Profit Expense

Franchisee gross profit expense for 2002 was $742.8 million, an increase of $44.7 million, or 6.4%, from $698.1 million in 2001, due to higher per-store gross profits at franchised stores and an increase in the number of stores operated by franchisees. See “—Critical Accounting Policies and Estimates—Franchisees” and Note 1 to the Consolidated Financial Statements.

Operating, Selling, General and Administrative Expense

The primary components of OSG&A are store labor, occupancy (including depreciation) and corporate expenses. OSG&A for 2002 was $1,943.2 million, an increase of $171.8 million, or 9.7%, from $1,771.4 million in 2001. We attribute this increase primarily to costs associated with higher occupancy expenses from store openings, higher employee-related costs and increased technology-related expenses.

The ratio of OSG&A to revenues increased to 19.7% for 2002 from 18.8% in 2001. Included in 2002 OSG&A was a $14.9 million currency conversion loss and $10.7 million related to infrastructure consolidation and other expenses. OSG&A for 2001 includes $19.8 million of goodwill and other intangible assets amortization expense, which was eliminated in 2002 upon the adoption of SFAS No. 142. See Note 6 to the Consolidated Financial Statements.

Interest Expense, Net

Net interest expense for 2002 was $64.7 million, an increase of $2.0 million, or 3.2%, from $62.7 million in 2001. The increase is primarily due to a decrease in interest income as a result of lower interest rates.

Income Tax Expense

Income tax expense for 2002 was $41.0 million, a decrease of $24.2 million, or 37.2%, from $65.2 million in 2001. Our effective tax rate was 40.0% for 2002, compared to 39.0% in 2001.

Discontinued Operations

Discontinued operations for 2002 resulted in a loss of $20.5 million (net of $13.7 million income tax benefit) compared to a loss of $8.4 million (net of $5.4 million income tax benefit) for the same period in 2001. These stores had total revenues of $210.9 million and $337.1 million and pretax operating losses of $34.2 million and $13.8 million for 2002 and 2001, respectively. Included in the loss on discontinued operations are losses on disposal of $13.9 million (net of $9.2 million tax benefit) and $3.2 million (net of $2.1 million tax benefit) for the years ended December 31, 2002 and 2001, respectively.

Cumulative Effect of Accounting Change

On January 1, 2002, we adopted SFAS No. 143, which resulted in a one-time charge of $28.1 million, net of deferred tax benefit, related to the cumulative effect of the accounting change which relates to the accounting for costs associated with future removal of underground gasoline storage tanks. See Note 8 to the Consolidated Financial Statements.

On January 1, 2001, we adopted SFAS No. 133, which resulted in a one-time charge of $9.8 million, net of taxes, related to the cumulative effect of the accounting change on our yen-denominated debt. See Note 11 to the Consolidated Financial Statements.

Net Earnings

Net earnings for 2002 were $12.8 million, or $0.13 per diluted share, a decrease of $70.9 million, or 84.7%, from $83.7 million, or $0.75 per diluted share in 2001.

LIQUIDITY AND CAPITAL RESOURCES

We obtain the majority of our working capital from these sources:

•	Cash flows generated from our operating activities;

•	A $650 million commercial paper facility, guaranteed by Ito-Yokado Co., Ltd. (“IY”);

•	Borrowings of up to $200 million under our revolving credit facility.

We believe that operating activities and available working capital sources will provide sufficient liquidity in 2004 to fund our operating costs, capital expenditures and debt service. In addition, we intend to continue accessing the leasing market to finance our new stores and certain equipment.

We expect capital expenditures for 2004, excluding lease commitments, will be between $345 million and $375 million. Capital expenditures for 2004 are expected to include the key areas of new stores, information technology and maintenance. For 2003, our capital expenditures were primarily related to developing new stores, maintenance activities and information technology. We opened 95 stores in 2003 and expect to open approximately 100 stores during 2004.

In January 2003, we entered into a note purchase agreement with SEJ that authorized the issuance and sale of up to $400 million aggregate principal amount of Senior Subordinated Notes due 2010 (“SEJ Notes”), which we issued and SEJ purchased in multiple tranches. The SEJ Notes are subordinate to all obligations outstanding under our revolving credit facility. On January 10, 2003, we received $100 million from SEJ under the note purchase agreement; the interest rate on this tranche is 3.41%. On July 9, 2003, we received the remaining $300 million from SEJ under the note purchase agreement in three equal payments of $100 million; the interest rate on these tranches is 3.01%, 3.34%, and 3.71% respectively. We are required to repay the SEJ notes in eight semiannual installments beginning July 2006 and ending January 2010.

In July 2003, we used a portion of the proceeds of the SEJ Notes to retire $239.3 million principal amount of our 5% First Priority Senior Subordinated Debentures due 2003, $111.4 million principal amount of our 4½% Second Priority Senior Subordinated Debentures (Series A) due 2004 and $18.5 million principal amount of our 4% Second Priority Senior Subordinate Debentures (Series B) due 2004. Primarily as a result of including the SFAS No. 15 Interest in the carrying amount of the retired debt, we recognized a pretax gain of $10.5 million in connection with the retirement, which was recorded in OSG&A.

During the period the Senior Subordinated Debentures were outstanding, we did not recognize interest expense on this debt. Because we recognize interest on the SEJ Notes, interest expense increased $8.1 million for 2003 and we expect an increase of approximately $14 million annually beginning in 2004. See “—Comparison of 2003 to 2002 Results—Interest Expense, Net.”

In September 2003, all of the outstanding 1998 Convertible Quarterly Income Debt Securities due 2013 (“1998 QUIDS”), which were issued to IY and SEJ, were converted into approximately 6.5 million shares of 7-Eleven common stock. The principal amount of the 1998 QUIDS was $80.0 million, and the interest rate was 4.5%. As a result of the conversion, which was mandatory under the terms of the 1998 QUIDS, our 2003 interest expense decreased by $1.1 million and our 2004 interest expense will decrease by $2.5 million.

While we are rated investment grade by two ratings agencies, Standard & Poor’s and Moody’s, we also receive direct and indirect support from our majority shareholder. Over time, it is our intention to improve our credit ratio statistics to more accurately reflect the ratio requirements of an investment grade rating on a stand-alone basis.

Vcom®

Vcom is our proprietary self-service kiosk solution to meet consumer demands for convenient and continuously available financial and e-commerce services. We believe that the deployment of these Web-enabled, integrated services kiosks represents a significant market opportunity to offer financial and e-commerce services to a large segment of our current and future customers who have little or no access to banks or the Internet. We believe we are uniquely positioned to capitalize on this opportunity because of the demographics of our existing customer base and the large number of our conveniently located stores. Through exclusive agreements with third-party service providers, we currently offer or plan to offer traditional ATM services, money orders and money transfer services, check-cashing, prepaid phone cards, auto insurance, stored value cards and bill payment services.

We announced plans in the third quarter of 2002 to expand our rollout of Vcom to 1,000 stores, adding to our original Vcom pilot program in Texas and Florida. As of December 31, 2003, this expanded rollout was complete. We funded the $55 million capital investment needed for the Vcom rollout primarily through a capital lease program. As of December 31, 2003, we had $96.3 million of cash in the Vcom kiosks to fund check-cashing and ATM transaction and money transfer disbursements to customers. We are currently funding this requirement through our commercial paper program. During the first quarter of 2004, we expect to enter into an arrangement with a commercial bank that will provide the cash in the Vcom kiosks. The fee to be charged to us by the commercial bank for our use of its cash will be reflected in our OSG&A expense.

In exchange for our granting strategic partners exclusive rights to offer their services or products on our Vcom kiosks, the partners are required to pay placement fees, a percentage of the transaction fees and, in certain circumstances, expense reimbursement. Fee commitments for the 1,000 units total approximately $140 million. As of December 31, 2003, we have received $65.9 million in payments from our Vcom partners, $30.5 million of which has not been recognized in earnings and has been included in our Consolidated Balance Sheet as deferred income. With the exception of fees associated with funding the pilot program, which were amortized over the term of the program, we will amortize substantially all fee income over the term of the applicable agreement.

Contractual Obligations and Commercial Commitments

Financial Obligations. A summary of our material contractual cash obligations under our long-term debt, leases and convertible quarterly income debt securities (“QUIDS”) as of December 31, 2003, is as follows (in millions):

	2004	2005	2006	2007	2008	Thereafter	Total
Long-Term Debt(1)	$23.5	$306.0	$159.4	$115.9	$117.3	$528.7	$1,250.8
Capital Lease Obligations	36.5	38.7	36.6	32.9	26.3	194.8	365.8
Operating Lease Obligations	194.8	167.1	145.0	119.4	95.0	658.7	1,380.0
QUIDS	—	—	—	—	—	300.0	300.0

Total	$254.8	$511.8	$341.0	$268.2	$238.6	$1,682.2	$3,296.6

(1)	Includes $318.6 million of commercial paper, all of which is classified in “thereafter.”

Long-Term Debt. We have $650 million available under our commercial paper facility, of which $318.6 million was outstanding as of December 31, 2003. We have classified the entire outstanding amount as noncurrent debt because we intend to maintain at least this amount outstanding during the next year. Such debt is unsecured and is fully and unconditionally guaranteed by IY through 2005 under a written agreement. If we fail to repay the commercial paper as it matures, IY will become obligated to make such payments under its guarantee of our commercial paper facility. We would, in turn, be obligated to reimburse IY, subject to some restrictions in our credit agreement, for the costs associated with such a payment. Our credit agreement restrictions principally specify that we cannot make reimbursements until one year after we repay, in full, all amounts outstanding under the credit agreement. See “—Other Issues—Related Party Transactions—Commercial Paper” and Note 9 to the Consolidated Financial Statements.

Our other long-term debt primarily consists of SEJ Notes of $400.0 million, a term loan of $207.9 million, yen-denominated loans of $144.4 million and $178.1 million in notes payable to senior lenders. See Note 9 to the Consolidated Financial Statements.

Capital and Operating Lease Obligations. We utilize leases as a means of funding our property and equipment. Generally, real estate leases are for primary terms from 10 to 20 years with options to renew for additional periods and equipment leases are for terms from three to 10 years. Ground leases for stores are recorded as operating leases, while leased buildings and equipment are recorded as capital or operating leases in accordance with generally accepted accounting principles. Capital lease obligations and related assets are included in our Consolidated Balance Sheet. Operating lease obligations and related assets are not included in our Consolidated Balance Sheet.

Store Leases. As of December 31, 2003, we operated or franchised a total of 5,784 stores in the United States and Canada. We own less than one-third of these stores, and we lease the remainder. Over the next five years, leases covering more than half of our total leased stores will expire, including more than 1,300 leases that lack rent renewal options or contain negotiable rent options and more than 1,100 leases that have fixed rent options. We have devoted, and will continue to devote, considerable efforts to extending and/or renegotiating these leases.

	2004	2005	2006	2007	2008	Total
Lease Expiring or with Negotiable Rent Options	174	244	311	306	289	1,324
Fixed Rent Options	46	205	282	316	278	1,127

Total	220	449	593	622	567	2,451

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

QUIDS. IY and SEJ currently hold $300 million of QUIDS from a transaction consummated in 1995. These securities can be converted into our common stock at predetermined prices. The securities bear interest at 4.5% annually and are subordinate to all existing debt. See “—Other Issues—Related Party Transactions—QUIDS” and Note 10 to the Consolidated Financial Statements.

Revolving Credit Facility. There was no funded debt outstanding under the revolver at December 31, 2003. Letters of credit outstanding under the facility totaled $113.8 million at December 31, 2003, and reduced available funds under the revolving credit facility to $86.2 million. Interest on borrowings are based on a variable rate equal to the administrative agent bank’s base rate or, at our option, a rate equal to a reserve-adjusted Eurodollar rate plus a margin determined by our credit rating for senior long-term indebtedness.

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

Purchase Commitments. We have various material contracts with service and product vendors that contain commitments to purchase minimum levels of products or services. We also have material commitments for capital projects. We have estimated our material minimum purchase commitments as of December 31, 2003. These estimated commitments are summarized as follows (in millions):

	2004	2005	2006	2007	2008	Thereafter	Total
Distribution Services (1)	$910.0	$940.0	$—	$—	$—	$—	$1,850.0
Gasoline Supply (1)	904.0	931.0	719.0	—	—	—	2,554.0
IT Commitments	56.0	31.0	25.0	25.0	25.0	—	162.0
Product and Other Commitments (2)	63.0	63.0	51.0	46.0	11.0	11.0	245.0
Capital Commitments	165.0	—	—	—	—	—	165.0

Total	$2,098.0	$1,965.0	$795.0	$71.0	$36.0	$11.0	$4,976.0

(1)	We have estimated our future purchase commitments based on volumes purchased and our average cost for 2003 increased annually by approximately 3%.
(2)	We have estimated our future purchase commitments based on our contracted volume at 2003 prices.

Distribution Services. We have a service agreement through January 2006 with McLane Company, Inc., under which McLane is the primary distributor of traditional grocery products to our U.S. stores and designated combined distribution centers in the United States. Under the terms of the agreement, we are required to purchase a minimum percentage of eligible purchases from McLane. We exceeded the minimum percentage in 2002 and 2003 and we expect to meet the minimum percentage in 2004. Our failure to purchase the minimum percentage of eligible purchases could result in a change in pricing of certain products.

Gasoline Supply. We are currently in the 18th year of a 20-year product purchase agreement with Citgo Petroleum Corporation. This agreement, which expires in September 2006, permits us to purchase gasoline from parties other than Citgo, but obligates us to purchase specified quantities of gasoline at market prices from Citgo. The minimum required annual purchases under this agreement are generally the lesser of 750 million gallons or 35% of all of the gasoline we purchase for retail sale. We have exceeded the minimum required annual purchases in all material respects in each year of the contract and expect to continue doing so in the future. See Note 14 to the Consolidated Financial Statements.

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

Product Commitments. We have various product purchase contracts that require us to purchase a minimum amount of products annually. We have generally exceeded such minimum purchase requirements in the past and expect to continue doing so for the foreseeable future. Our failure to satisfy the minimum purchase requirements could result in termination of the contracts, changes in pricing of the products and payments to the applicable provider(s) of a predetermined percentage of the commitment(s), which would not exceed $7 million annually.

Other. We have guaranteed $3.7 million of a five-year, $15 million note between one of our equity affiliates and a third-party lending institution. The affiliate obtained the loan to restructure existing debt. The guaranteed amount is the maximum potential amount that we could be required to pay in the event of default by the affiliate.

We have contracts with certain of our combined distribution center operators that require us to process a certain level of products through the facilities. If we fail to do so, we must pay the applicable operator a predetermined fee. We estimate that we will pay approximately $8.0 million in such fees over the next three years. For the years ended December 31, 2001, 2002 and 2003, we paid $554,000, $897,000 and $3.8 million, respectively. These amounts are reflected in merchandise cost of goods sold.

Our franchise agreement includes a guarantee to our franchisees of a minimum amount of annual gross income, which is the franchisee’s share of the gross profit split. By policy, and not as part of the franchise agreement, we also offer an additional gross income guarantee to our franchisees if certain conditions are met. Under these programs, we reduce our share of the gross profit split such that the franchisee will receive the guaranteed amount, generally $60,000 per year. We reduced our share of the gross profit split from franchisees under the combined programs by $1.0 million, $932,000 and $762,000 for the years ended December 31, 2001, 2002 and 2003, respectively. See Note 1 to the Consolidated Financial Statements.

Cash Flows from Operating Activities

Net cash provided by operating activities for 2003 was $534.5 million compared to $496.7 million for 2002. We attribute this increase primarily to increased earnings during 2003.

Additionally, there were changes in working capital items which are primarily attributed to the timing of receipt of vendor allowances and other receivables, the timing of the funding for money orders, the timing of the payment of merchandise and gasoline payables, and decreases in employee benefit payables.

Cash Flows from Investing Activities

Net cash used in investing activities for 2003 was $335.7 million, a decrease of $108.6 million, or 24.5%, from $444.3 million for 2002. The primary driver of the decrease was an $88.0 million decrease in capital expenditures to $338.3 million for 2003. Capital expenditures decreased as a result of expenditure reduction efforts in 2003 and the completion in 2002 of a scheduled equipment upgrade. Also contributing to the decrease was the change in restricted cash of $16.1 million in 2003 compared to $37.1 million in 2002, which was a result of the decrease in the royalties received from our licensing agreement with SEJ. Restricted cash represents funds escrowed for the semiannual payment on our yen-denominated loans.

Cash Flows from Financing Activities

Net cash used in financing activities was $135.2 million for 2003, an increase of $77.9 million from $57.3 million for 2002. Contributing to this increase were $400 million in proceeds from the borrowings under the SEJ Notes, repayments of long-term debt of $400.2 million which consisted primarily of $369.2 million related to the redemption of the senior subordinated debentures, and net payments under commercial paper facilities for 2003 of $157.3 million.

OTHER ISSUES

Related Party Transactions

As of December 31, 2003, IYG Holding Co. (“IYG”), SEJ and IY, collectively held 73.88% of our common stock. IYG is owned 51% by IY and 49% by SEJ, which is a majority-owned subsidiary of IY. IYG is a Delaware corporation that was formed in 1991 to acquire and hold our common stock.

Commercial Paper. We entered into an agreement with IY pursuant to which IY agreed to fully and unconditionally guarantee our commercial paper facility. As a result of this guarantee, we achieve lower interest rates and better credit ratings than would otherwise be possible. Both the interest rates we pay on our commercial paper and our credit rating are affected by IY’s credit rating, and a significant downgrade of IY’s credit rating could adversely affect us. Due to IY’s significant indirect ownership interest in our company, we expect our relationship with IY to continue in the future. See “—Liquidity and Capital Resources—Contractual Obligation and Commercial Commitments—Financial Obligations—Long-Term Debt” and Notes 1 and 9 to the Consolidated Financial Statements.

QUIDS. IY and SEJ hold $300 million of QUIDS from a transaction consummated in 1995. These securities can be converted into our common stock at predetermined prices. The securities bear interest at 4.5% annually and are subordinate to all existing debt. The terms and conditions of the QUIDS transaction were approved in advance by a Special Committee comprised of three independent members of our board of directors. In deciding whether to approve the transaction, the Special Committee relied, in part, on fairness opinions delivered to the committee by financial institutions who conducted extensive due diligence prior to issuing their opinions. See Note 10 to the Consolidated Financial Statements.

License Royalties. In 2003 we received over $20 million of royalties from our area license agreement with SEJ. See Notes 1 and 9 to the Consolidated Financial Statements.

SEJ Notes. SEJ holds $400 million of Senior Subordinated Notes that we issued in 2003. These notes were issued in four tranches under a 2003 note purchase agreement with SEJ. The weighted average interest rate for the SEJ notes is 3.37%.

Expansion into China. There are currently 484 7-Eleven stores in Hong Kong and approximately 150 7-Eleven stores in the south China province of Guangdong operated by subsidiaries of Dairy Farm International Ltd. pursuant to a licensing arrangement.

We have been pursuing the possibility of entering into a licensing arrangement for the greater Beijing market area with a joint venture that was originally formed by SEJ, President Chain Store Corporation and two Chinese participants. President Chain Store Corporation is our current licensee in Taiwan, where it operates approximately 3,500 stores, and Seven-Eleven Japan is our current licensee in Japan, where it operates approximately 10,000 7-Eleven stores. We have focused on the possibility of negotiating a licensing arrangement with SEJ and President Chain Store Corporation because of their financial strength, business experience in China and proven ability to develop and operate 7-Eleven stores.

Because SEJ, together with IY and IYG Holding, owns approximately 74% of our common stock, our Board of Directors appointed a Special Committee of three directors, none of whom is affiliated with SEJ, IY or any of the proposed joint venture partners, to review and consider the proposed licensing arrangement for approval.

During the third quarter of 2003, the Special Committee approved the essential financial terms for the licensing arrangement with the joint venture. In addition, the Committee authorized us to proceed to negotiate the other terms and conditions of an area license agreement, which the Committee will then review and consider for final approval.

During the first quarter of 2004, the Ministry of Commerce in the People’s Republic of China approved the formation of a joint venture among SEJ, Beijing ShouLian Commercial Group Co., Ltd., and China National Sugar & Alcohol Group Corporation. Our licensee in Taiwan, President Chain Store Corporation, has entered into an agreement with the other joint venture participants, providing for its purchase of a minority interest in the joint venture, subject to the satisfaction of certain People’s Republic of China governmental requirements. Once an area license agreement has been executed with us, the joint venture will start to develop 7-Eleven stores in Beijing and the surrounding area. The first stores are expected to open in the spring of 2004.

Environmental

At December 31, 2003, our estimated undiscounted liability for our environmental costs related to remedial action at existing and previously operated gasoline storage sites and other operating and nonoperating properties where releases of regulated substances have been detected was $38.5 million. We anticipate that substantially all of the future remediation costs for detected releases of regulated substances at remediation sites of which we are aware, as of December 31, 2003, will primarily be incurred within the next five to six years. The estimated liability could change within the near future for several reasons, including (a) revisions to or the creation of governmental requirements, (b) existing remediation projects become fully defined, resulting in revised estimates of the cost to finish the projects and (c) unplanned future failures of underground gasoline storage tank systems.

Under state reimbursement programs, we are eligible to be reimbursed for a portion of future remediation costs, as well as a portion of remediation costs previously incurred. At December 31, 2003, we had recorded a net receivable of $51.7 million for the estimated state reimbursements, of which $28.0 million relates to remediation costs incurred in the State of California. In assessing the probability of state reimbursements, we take into consideration each state’s fund balance, revenue sources, existing claim backlog, status of cleaning activity and claim ranking. As a result of these assessments, the recorded receivable amounts at December 31, 2003, are net of allowances of $11.4 million. The estimated future state reimbursement amounts could change within the near future as governmental requirements and state reimbursement programs continue to be revised or extended.

While we cannot be certain of the timing of our receipt of state reimbursement funds, based on our experience we expect to receive the majority of state reimbursement funds within one to three years after our payment of eligible remediation expenses. This time period assumes that the state administrative procedures for processing such reimbursements have not changed.

The exception to our assumption regarding the timing of when we will receive state reimbursement funds is in California. The California reimbursement program separates claims into four classes: A, B, C and D. Our claims are in class D. As a result of the growing backlog of class D claims and its impact on our estimate of when we will receive funds from the California reimbursement program, we recorded a pretax charge to OSG&A of $7.0 million in the third quarter of 2003 to reflect our best estimate of the fair value of our California remediation receivable. We have recorded the portion of the receivable that relates to remediation activities that have already been completed at a discount rate of approximately 5.0%. Thus, in addition to the allowance discussed above, the recorded receivable amount is also net of a discount of $19.2 million.

Any revisions to our estimated future remediation expenditures and related state reimbursement amounts could have a material impact on our operations and financial position.

Franchise Agreement Renewal

We have approximately 3,300 franchised stores. Of that number, approximately 34% are subject to franchise agreements that were scheduled to expire on December 31, 2003. We have developed a new franchise agreement to replace the expiring agreements and to offer to our other franchisees. The new agreement includes revisions to the gross profit split between us and the franchisees and provides for an advertising fee to be paid by the franchisees to us for certain advertising costs that we may incur. Additionally, the new agreement includes a provision requiring that a minimum percentage of the franchisees’ total purchases must be from our recommended vendors. The agreement is designed to better align our franchisees with our business strategies involving fresh foods, combined distribution and differentiation and to increase profits for our franchisees and us.

A committee of our franchisees has evaluated the economic impact of the new agreement on our franchisees according to a procedure set forth in a 1998 court-approved settlement agreement. On February 23, 2004, the committee advised us that the new agreement satisfies the economic impact standard contained in the settlement agreement. Therefore, existing franchisees—regardless of whether their agreement has expired—and new franchisees are being offered the chance to sign the new agreement during 2004.

We do not anticipate that the terms of the new agreement will have a material adverse impact on our franchisees or us.

Recently Issued Accounting Standards

In April 2003, the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. We have adopted the provisions of SFAS No. 149; adopting the statement did not have a material impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for all financial instruments created or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the provisions of SFAS No. 150 as of July 1, 2003; adopting the statement did not have a material impact on our consolidated financial statements.

The FASB issued a revision to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” in December 2003. The statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The revised SFAS No. 132 retains the disclosure requirements contained in the original SFAS No. 132, which it replaces, but it requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. With some exceptions, the revised SFAS No. 132 is effective for financial statements with fiscal years ending after December 15, 2003 and for interim periods beginning after December 15, 2003. We adopted the provisions of this statement as of December 31, 2003 and revised the disclosures for its postretirement benefit plans accordingly. See Note 13 to the Consolidated Financial Statements.

FIN 46 was issued in January 2003. FIN 46 addresses consolidation of variable interest entities (“VIEs”) to which the usual condition for consolidation described in Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” does not apply because the VIEs have no voting interests or otherwise are not subject to control through ownership of voting interests. It requires existing unconsolidated VIEs to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The primary beneficiary of a

VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. We adopted FIN 46 for the trusts discussed in Note 12 as of July 1, 2003. The trusts, which are special purpose entities, were consolidated into our financial statements as of that date in accordance with the provisions of FIN 46 that were in effect at that time.

In December 2003, the FASB issued a revised version of FIN 46 (“FIN 46-R”) that establishes the effective dates for public entities to apply FIN 46 and FIN 46-R based on the nature of the VIE and the date on which the public company became involved with the VIE. In general, a public entity that is not a small business issuer shall apply FIN 46-R to all VIEs no later than the end of the first reporting period ending after March 15, 2004. We are currently analyzing our franchisee relationships (see Note 1) in accordance with FIN 46 and FIN 46-R to determine if any or all are VIEs. We believe that, if consolidation were to occur, it would not have a material impact on our net earnings.

On January 12, 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” in response to a new law regarding prescription drug benefits under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” requires that changes in relevant law be considered in current measurement of postretirement benefit costs. However, certain accounting issues related to the federal subsidy remain unclear and significant uncertainties may exist that impair a plan sponsor’s ability to evaluate the direct effects of the new law and the effects on plan participants’ behavior and healthcare costs. Due to these uncertainties, FSP No. 106-1 provides plan sponsors with an opportunity to elect to defer recognizing the effects of the new law in accounting for its retiree health care benefit plans under SFAS No. 106 and to provide related disclosures until authoritative guidance from the FASB on the accounting for the federal subsidy is issued and clarification of other uncertainties is resolved. We have elected to defer recognition while evaluating the new law and the pending issuance of authoritative guidance and their effect, if any, on our financial position, results of operations and financial statement disclosure. Therefore, any measures of the accumulated postretirement benefit obligation or the net periodic postretirement benefit cost do not reflect the effects of the new law, and pending authoritative guidance could require that we change previously reported information.

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The following discussion summarizes the financial and derivative instruments we held as of December 31, 2003. These instruments are sensitive to changes in interest rates, foreign exchange rates and equity prices. From time to time, we use interest-rate swaps to manage the primary market exposures associated with underlying liabilities and anticipated transactions. We use these instruments to reduce risk by essentially creating offsetting market exposures. In addition, our two yen-denominated loans effectively serve as an economic hedge of our exposure to yen-dollar currency fluctuations resulting from our significant yen-based royalty from SEJ. We do not leverage the instruments we hold, and we hold the instruments for purposes other than trading. In the normal course of business, we also face risks that are either nonfinancial or nonquantifiable, such as country risk, credit risk and legal risk, and we have not addressed these risks in this discussion.

Interest-Rate Risk Management

We enter into interest-rate swaps to achieve the levels of variable and fixed-rate debt approved by senior management. Under the interest-rate swaps, we agree with other parties to exchange the difference between fixed-rate and floating-rate interest amounts on a quarterly basis. We had one outstanding interest-rate swap at December 31, 2003, with a negative fair value of $3.1 million. The fair value represents the estimated amount we would have paid if we had chosen to terminate the swap as of December 31, 2003. The swap expired in February 2004. We have no other interest-rate swaps in place. See Note 11 to the Consolidated Financial Statements.

As of December 31, 2003, approximately 36% of our debt contained floating rates that will be impacted by changes in interest rates. The weighted-average interest rate for such debt, including the impact of the interest-rate swap agreement, was 3.3% for the year ended December 31, 2003, as compared to 4.1% for the year ended December 31, 2002.

Foreign-Exchange Risk Management

Our $52.0 million of royalty income in 2003 was impacted by fluctuating exchange rates. Approximately 39% of such royalties were from area license agreements with SEJ. Although SFAS No. 133 nullified the hedge accounting treatment we were applying to the SEJ royalty and our yen-denominated loans, we continue to have an economic hedge by using the SEJ royalty receipts to make principal and interest payments on our yen-denominated loans. However, since January 1, 2001, we have adjusted the balance of the yen loans at each reporting date to reflect the current Japanese yen to U.S. dollar exchange rate, and the resulting foreign currency exchange gain or loss is recognized in earnings. Based on our yen-denominated debt balance as of December 31, 2003, a one-point increase or decrease in the Japanese yen to U.S. dollar exchange rate would result in an increase or decrease in pretax earnings of approximately $1.3 million. See “—Critical Accounting Policies and Estimates—Yen Loans” and Notes 1 and 9 to the Consolidated Financial Statements.

In addition, we are exposed to fluctuating exchange rates on the portion of our royalties earned in foreign currencies that are not attributable to our license agreement with SEJ, but we do not believe future risk is material based on current estimates. We also have certain wholly or partially owned foreign subsidiaries and are susceptible to exchange-rate risk on earnings from these subsidiaries; based on current estimates, however, we do not consider future foreign-exchange risk to be material.

Equity-Price Risk Management

We hold equity securities of other companies. We classify these securities as available for sale and carry them on our consolidated balance sheet at fair value. At December 31, 2003, we held shares of Affiliated Computer Services, Inc. common stock (the “ACS shares”), which had no cost basis but had a fair value of $3.2 million. We obtained the ACS shares in 1988 as part of our mainframe data processing contract with ACS. At that time, ACS was a privately held start-up company. Accordingly, the stock was valued with no cost.

Changes in fair value are recognized as other comprehensive earnings, net of tax, as a separate component of shareholders’ equity.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

7-ELEVEN, INC. AND SUBSIDIARIES

Consolidated Financial Statements for the

Years Ended December 31, 2001, 2002 and 2003

7-ELEVEN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$82,423	$88,129
Cash for Vcom kiosks	38,342	96,298

Total cash and cash equivalents	120,765	184,427
Accounts receivable	248,483	225,260
Inventories	114,091	105,507
Other current assets	140,837	159,904

Total current assets	624,176	675,098
Property and equipment	2,175,360	2,407,583
Goodwill and other intangible assets	140,490	140,412
Other assets	124,299	125,810

Total assets	$3,064,325	$3,348,903

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$260,978	$270,747
Accrued expenses and other liabilities	457,623	531,700
Long-term debt due within one year	48,609	39,828

Total current liabilities	767,210	842,275
Deferred credits and other liabilities	386,995	431,116
Senior Subordinated Notes due to SEJ	—	400,000
Other long-term debt	1,366,623	1,035,490
Convertible quarterly income debt securities	380,000	300,000
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 1,000,000,000 shares authorized; 104,977,302 and 111,834,262 shares issued and outstanding	10	11
Additional capital	1,168,182	1,251,428
Accumulated deficit	(990,107)	(926,013)
Unearned compensation	(1,068)	(796)
Accumulated other comprehensive earnings (loss)	(13,520)	15,392

Total shareholders’ equity	163,497	340,022

Total liabilities and shareholders’ equity	$3,064,325	$3,348,903

See notes to consolidated financial statements.

7-ELEVEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except per-share data)

	Years Ended December 31
	2001	2002	2003
	(Restated)	(Restated)
REVENUES:
Merchandise sales	$6,672,029	$7,020,500	$7,412,453
Gasoline sales	2,636,634	2,760,576	3,372,279

Net sales	9,308,663	9,781,076	10,784,732
Other income	111,894	102,924	96,984

Total revenues	9,420,557	9,884,000	10,881,716

COSTS AND EXPENSES:
Merchandise cost of goods sold	4,338,199	4,524,412	4,777,884
Gasoline cost of goods sold	2,382,968	2,506,421	3,045,989

Total cost of goods sold	6,721,167	7,030,833	7,823,873
Franchisee gross profit expense	698,128	742,848	798,002
Operating, selling, general and administrative expenses	1,771,381	1,943,170	2,047,543
Interest expense, net	62,693	64,721	71,318

Total costs and expenses	9,253,369	9,781,572	10,740,736

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	167,188	102,428	140,980
INCOME TAX EXPENSE	65,203	40,971	53,572

EARNINGS FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	101,985	61,457	87,408
LOSS ON DISCONTINUED OPERATIONS (net of tax benefit of $5,382, $13,694 and $8,011)	(8,418)	(20,541)	(13,070)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (net of tax benefit of $6,295, $18,759 and $6,550)	(9,847)	(28,139)	(10,244)

NET EARNINGS	$83,720	$12,777	$64,094

NET EARNINGS PER COMMON SHARE:
Basic
Earnings from continuing operations before cumulative effect of accounting change	$.97	$.59	$.82
Loss on discontinued operations	(.08)	(.20)	(.12)
Cumulative effect of accounting change	(.09)	(.27)	(.10)

Net earnings	$.80	$.12	$.60

Diluted
Earnings from continuing operations before cumulative effect of accounting change	$.90	$.56	$.76
Loss on discontinued operations	(.07)	(.18)	(.10)
Cumulative effect of accounting change	(.08)	(.25)	(.08)

Net earnings	$.75	$.13	$.58

See notes to consolidated financial statements.

7-ELEVEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

	Common Stock					Accumulated Other Comprehensive Earnings (Loss)
	Shares	Par Value	Additional Capital	Accumulated Earnings (Deficit)	Unearned Compensation	Unrealized Gains (Losses)	Foreign Currency Translation	Shareholders’ Equity
Balance at December 31, 2000	104,768	$10	$1,166,225	$(1,086,604)	$—	$7,127	$(4,652)	$82,106

Net earnings				83,720				83,720
Other comprehensive earnings (loss):
Unrealized gain on equity securities (net of $2,126 deferred taxes)						3,325		3,325
Reclassification adjustments for gains included in net earnings (net of $3,338 deferred taxes)						(5,221)		(5,221)
Unrealized loss related to interest rate swap (net of ($5,478) deferred taxes)						(7,684)		(7,684)
Cumulative effect of accounting change (net of $784 deferred taxes)						702		702
Foreign currency translation							(4,872)	(4,872)

Total other comprehensive loss								(13,750)

Comprehensive loss								69,970
Issuance of stock	41	—	399					399

Balance at December 31, 2001	104,809	10	1,166,624	(1,002,884)	—	(1,751)	(9,524)	152,475

Net earnings				12,777				12,777
Other comprehensive earnings (loss):
Unrealized loss on equity securities (net of ($49) deferred taxes)						(270)		(270)
Reclassification adjustments for gains included in net earnings (net of $1,195 deferred taxes)						(1,812)		(1,812)
Unrealized gain related to interest rate swap (net of $346 deferred taxes)						92		92
Foreign currency translation							(255)	(255)

Total other comprehensive loss								(2,245)

Comprehensive earnings								10,532
Unearned compensation					(1,068)			(1,068)
Issuance of stock	168	—	1,558					1,558

Balance at December 31, 2002	104,977	10	1,168,182	(990,107)	(1,068)	(3,741)	(9,779)	163,497

Net earnings				64,094				64,094
Other comprehensive earnings (loss):
Unrealized gain on equity securities (net of $42 deferred taxes)						18		18
Reclassification adjustments for gains included in net earnings (net of $799 deferred taxes)						(1,198)		(1,198)
Unrealized gain related to interest rate swap (net of $5,304 deferred taxes)						6,505		6,505
Unrealized loss related to benefit plan (net of ($156) deferred taxes)						(244)		(244)
Foreign currency translation							23,831	23,831

Total other comprehensive earnings								28,912

Comprehensive earnings								93,006
Unearned compensation					272			272
1998 QUIDS conversion to stock	6,502	1	79,692					79,693
Issuance of stock	355		3,554					3,554

Balance at December 31, 2003	111,834	$11	$1,251,428	$(926,013)	$(796)	$1,340	$14,052	$340,022

See notes to consolidated financial statements.

7-ELEVEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31
	2001	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$83,720	$12,777	$64,094
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of accounting change	9,847	28,139	10,244
Depreciation and amortization of property and equipment	246,782	279,807	306,907
Other amortization	20,117	355	220
Deferred income taxes	28,141	20,245	25,338
Noncash interest expense	1,246	1,242	182
Foreign currency net conversion (gain) loss	(13,992)	14,930	11,002
Other noncash (income) expense	(1,013)	(743)	5,119
Gain on debt redemption	—	—	(10,455)
Net loss on property and equipment	12,208	25,085	13,149
Decrease (increase) in accounts receivable	(39,607)	(28,984)	28,825
Decrease (increase) in inventories	(7,660)	438	8,584
(Increase) decrease in other assets	(47,309)	18,024	(14,716)
Increase (decrease) in trade accounts payable and other liabilities	(14,245)	125,432	86,018

Net cash provided by operating activities	278,235	496,747	534,511

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment	(356,902)	(426,234)	(338,251)
Proceeds from sale of property and equipment	11,154	16,515	16,630
Proceeds from sale of domestic securities	8,537	2,996	1,989
Restricted cash	(19,585)	(37,147)	(16,110)
Other	(593)	(418)	90

Net cash used in investing activities	(357,389)	(444,288)	(335,652)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from commercial paper and revolving credit facilities	4,405,780	5,853,757	5,104,368
Payments under commercial paper and revolving credit facilities	(4,328,475)	(5,848,694)	(5,261,717)
Proceeds from issuance of long-term debt	76,602	—	400,000
Principal payments under long-term debt agreements	(76,812)	(40,831)	(400,213)
Increase (decrease) in outstanding checks in excess of cash in bank	(3,410)	(20,637)	19,350
Net proceeds from issuance of common stock	223	51	3,057
Other	(2,333)	(939)	(42)

Net cash (used in) provided by financing activities	71,575	(57,293)	(135,197)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,579)	(4,834)	63,662

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	133,178	125,599	120,765

CASH AND CASH EQUIVALENTS AT END OF YEAR	$125,599	$120,765	$184,427

RELATED DISCLOSURES FOR CASH FLOW REPORTING
Interest paid, excluding SFAS No. 15 Interest	$(73,236)	$(69,641)	$(70,604)

Net income taxes (paid) refunded	$(36,503)	$13,608	$(13,125)

Assets obtained by entering into capital leases	$22,480	$42,536	$51,580

1998 Yen Loan principal and interest payments from restricted cash	$(10,603)	$(42,399)	$(16,190)

1998 QUIDS conversion to common stock	$—	$—	$(79,693)

See notes to consolidated financial statements.

7-ELEVEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2001, 2002 and 2003

1.	ACCOUNTING POLICIES

Principles of Consolidation – 7-Eleven, Inc. and its subsidiaries (“the Company”) is 73.88% collectively owned by IYG Holding Company (“IYG”), Ito-Yokado Co., Ltd. (“IY”) and Seven-Eleven Japan Co., Ltd. (“SEJ”). IYG is jointly owned by IY and SEJ, and SEJ is a majority-owned subsidiary of IY. The Company and its franchisees operate approximately 5,800 7-Eleven and other convenience stores in the United States and Canada. Area licensees, or their franchisees, and affiliates operate approximately 20,000 additional 7-Eleven convenience stores in certain areas of the United States, in 15 other countries and in the U. S. territories of Guam and Puerto Rico.

The consolidated financial statements include the accounts of 7-Eleven, Inc. and its subsidiaries. Also included in the consolidated financial statements are the accounts of certain variable interest entities (“VIEs”) that the Company consolidated as of July 1, 2003, as a result of adopting the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51,” (“FIN 46”) (see Notes 9, 12 and 19). Intercompany transactions and account balances are eliminated.

Certain prior-year amounts have been reclassified to conform to the current-year presentation. In 2003, the Company revised its accounting for sales of prepaid phone cards to report revenues net of related costs in conformity with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross Versus Net.” As a result of this change, merchandise cost of goods sold amounts of $136.4 million and $155.5 million for the years ended December 31, 2001 and 2002, respectively, have been recorded as a reduction of merchandise sales. Net sales, total revenues, total cost of goods sold and total costs and expenses have also been adjusted by these amounts. The change has no effect on previously reported earnings from continuing operations, net earnings or shareholders’ equity.

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

Merchandise sales and cost of goods sold of stores operated by franchisees are consolidated with the results of Company-operated stores. Merchandise sales of stores operated by franchisees are $3.82 billion, $4.03 billion and $4.33 billion from 3,174, 3,276 and 3,338 stores for the years ended December 31, 2001, 2002 and 2003, respectively.

The gross profit of franchise stores is split between the Company and its franchisees. The franchisees’ share of the gross profit of franchise stores generally approximates 48% of the merchandise gross profit of the store and is included in franchisee gross profit expense in the accompanying consolidated statements of earnings. The Company’s share of the gross profit of franchise stores is its ongoing royalty, generally approximating 52% of the merchandise gross profit of the store, which is charged to the franchisee for the license to use the 7-Eleven operating system and trademarks, for the lease and use of the store premises and equipment, and for continuing services provided by the Company. These services include financing, bookkeeping, advertising, business counseling and other services. The Company also provides financing of the franchisee store inventory and other operating items (see Note 2), which are collateralized by the store inventory. The Company believes that its maximum exposure to loss as a result of its relationship with the franchisees is $82.1 million, which is the amount of the accounts and notes receivable from franchisees currently reflected in the accompanying consolidated balance sheets as of December 31, 2003.

With regard to gasoline sales, the franchise agreements in most instances require the Company to pay the franchisee one cent per gallon sold as compensation for measuring and reporting deliveries of gasoline, conducting pricing surveys of competitors, changing the price displays and cleaning the service areas. The Company has implemented a non-contractual policy under which it pays its franchisees the greater of (a) 1.5 cents per gallon or (b) either 20%, 24% or 25% of the gasoline gross profit, depending on when the store was franchised. The Company can change this policy at any time but has agreed to keep the policy in place for all of 2004. These amounts are also included in franchisee gross profit expense in the accompanying consolidated statements of earnings.

As of December 31, 2003, the Company’s franchisees were operating under the provisions of the franchise agreements discussed above, but the Company has finalized a new franchise agreement that the Company is beginning to use during 2004. The new agreement revises the gross profit split between the Company and its franchisees (creating, in most cases, a 50/50 split between the Company and the franchisee) and provides for an advertising fee to be paid by the franchisee to the Company for certain advertising costs incurred by the Company. In addition, the new agreement includes a provision requiring that a minimum percentage of the franchisee’s total purchases must be from the Company’s recommended vendors. The Company does not anticipate that the new agreement will have a material adverse impact on the Company’s or the franchisees’ results of operations.

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

The Company does not rely on any major customers as a source of revenue. Excluding area license royalties, which are included in other income as noted above, the Company’s operations are concentrated in the United States and Canada. Net sales from Canadian operations approximated 8% of the Company’s total net sales for the years ended December 31, 2001, 2002 and 2003. Approximately 5% and 6% of the Company’s long-lived assets for the years ended December 31, 2002 and 2003, respectively, are located in Canada.

Revenues – Revenues from the Company’s two major product categories, merchandise and gasoline, are recognized at the point of sale. Based on the total dollar volume of store purchases, management estimates that the percentages of its convenience store merchandise sales by principal product category for the last three years were as follows:

	Years Ended December 31
Product Categories	2001	2002	2003
Tobacco	27.0%	28.1%	29.4%
Beverages	23.0%	23.0%	23.1%
Beer/Wine	11.3%	11.2%	11.4%
Candy/Snacks	10.9%	10.9%	10.5%
Non-Foods	8.0%	7.6%	7.0%
Fresh Foods	6.6%	6.7%	7.2%
Dairy	4.8%	4.5%	4.4%
Other	4.9%	4.6%	3.6%

Total Product Sales	96.5%	96.6%	96.6%
Services	3.5%	3.4%	3.4%

Total Merchandise Sales	100.0%	100.0%	100.0%

Services include lottery, ATM, prepaid cards and money order service fees/commissions for which there are little, if any, costs included in merchandise cost of goods sold. Amounts previously reported in a Prepaid Products category have been reclassified to the Services or the Other category.

Other Income – Other income is primarily area license royalties, franchise fee income and Vcom fees. The area license royalties were $84.8 million, $71.6 million and $52.0 million and include amounts from area license agreements with SEJ of $60.9 million, $43.2 million and $20.1 million for the years ended December 31, 2001, 2002 and 2003, respectively. Beginning in August 2002, royalty payments from SEJ were reduced by approximately 70% in accordance with the terms of the license agreement.

The Company’s traditional franchise agreements typically have a 10-year term, or the term of the Company’s lease if shorter than 10 years. In 2004, the Company is beginning to use a new franchise agreement with a term of 15 years. The Company will offer the new agreement to all existing franchisees, even if the franchisee’s current agreement has not yet expired, and all new franchisees. Under both the traditional agreement and the new agreement, the initial franchise fees are generally calculated based on gross profit dollar experience for the store or market area. These fees cover certain costs including training, an allowance for lodging for the trainees and other costs relating to the franchising of the store. The Company defers the recognition of these fees until its obligations under the agreement are completed and a 90-day franchisee termination and refund period has passed. Franchise fees recognized in earnings were $18.3 million, $20.0 million and $17.9 million for the years ended December 31, 2001, 2002 and 2003, respectively.

The Company has a program in place to finance the franchise fee for a qualifying franchisee. As of December 31, 2002 and 2003, the Company had $13.5 million and $9.4 million of outstanding notes receivable from franchisees, of which $4.2 million and $3.8 million were classified as current for the respective years (see Note 2).

The Company defers the recognition of proceeds received in advance of satisfying revenue recognition criteria. These funds, which primarily relate to the Company’s Vcom agreements, are recognized as revenue when earned, as specified by the substance of the applicable agreement (see Notes 7 and 8).

Operating, Selling, General and Administrative Expenses (“OSG&A”) – Store labor, occupancy expense and corporate expenses are the primary components of OSG&A. Advertising costs, also included in OSG&A, generally are charged to expense as incurred and were $32.9 million, $38.9 million and $44.9 million for the years ended December 31, 2001, 2002 and 2003, respectively.

Interest Expense – Interest expense is net of interest income and capitalized interest. Interest income was $13.4 million, $9.6 million and $8.2 million, and capitalized interest was $4.2 million, $3.8 million and $4.4 million for the years ended December 31, 2001, 2002 and 2003, respectively.

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

Cash and Cash Equivalents – The Company considers all highly liquid investment instruments purchased with maturities of three months or less to be cash equivalents. Cash and cash equivalents include temporary cash investments of $5.1 million and $11.1 million at December 31, 2002 and 2003, respectively, stated at cost, which approximates market.

The Company utilizes a cash management system under which a book cash overdraft exists for the Company’s primary disbursement accounts. These overdrafts represent uncleared checks in excess of cash balances in bank accounts at the end of the reporting period. The Company transfers cash on an as-needed basis to fund clearing checks (see Note 7).

The Company separately maintains cash in connection with its proprietary self-service kiosks, Vcom. This cash, which is presented separately on the accompanying consolidated balance sheets, represents cash in Vcom kiosks for use in daily transactions as well as cash in vaults waiting to be transferred to the kiosks or to banks.

Inventories – Inventories are stated at the lower of cost or market. Cost is generally determined by the LIFO method for company-operated stores in the United States and by the FIFO method for stores in Canada.

Depreciation and Amortization – Depreciation of property and equipment is based on the estimated useful lives of these assets using the straight-line method. Acquisition and development costs for significant business systems and related software for internal use are capitalized and are depreciated or amortized on a straight-line basis. Included in depreciation and amortization of property and equipment in the accompanying consolidated statements of cash flows is software amortization expense of $33.0 million, $39.2 million and $49.5 million for the years ended December 31, 2001, 2002 and 2003, respectively. Amortization of capital lease assets and leasehold improvements is based on the remaining terms of the leases or the estimated useful lives, whichever is shorter.

The following table summarizes the years over which significant assets are generally depreciated or amortized:

Years
Buildings	25
Leasehold improvements	3 to 20
Equipment	3 to 10
Software and other intangibles	3 to 10

Store Closings and Asset Impairment – The Company writes down property and equipment of stores it is closing to estimated net realizable value at the time management commits to a plan to close such stores and begins to actively market the store. If the stores are leased, the Company accrues for related future estimated rent and other expenses if the expenses are expected to exceed estimated sublease rental income. The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” effective January 1, 2003, and as a result, for leased stores, the Company will accrue for related future estimated rent and other expenses at the time the store ceases operations if the expenses are expected to exceed estimated sublease rental income. Prior to 2003, the Company accrued for related future estimated rent and other expenses when it committed to a plan to close the stores. The Company bases the estimated net realizable value of property and equipment on its experience in utilizing and/or disposing of similar assets and on estimates provided by its own and/or third-party real estate experts. The Company also uses its experience in subleasing similar property to estimate future sublease income.

The results of operations of certain owned and leased stores are presented as discontinued operations in the accompanying consolidated statements of earnings in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (see Note 5). The results of operations of owned stores are presented as discontinued operations beginning in the quarter in which management commits to a plan to close the related store and actively markets the store. The results of operations of a leased store are presented as discontinued operations beginning in the quarter in which the related store ceases operations. The results of operations include related write-downs of stores to estimated net realizable value and accruals for future estimated rent and other expenses in excess of estimated sublease rental income. The Company does not allocate interest expense to discontinued operations.

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

The impairment test for intangible assets with indefinite lives consists of a comparison of the fair value of the intangible asset with its carrying amount. Fair value is determined by calculating the present value of future estimated revenues. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized for the excess.

Asset Retirement Obligations - The Company records an estimated liability for the future cost to remove an underground storage tank in accordance with the provisions of SFAS No. 143, “Asset Retirement Obligations,” (see Note 8) and recognizes the cost over the estimated useful life of the storage tank. A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time an underground storage tank is installed. The Company amortizes the amount added to property and equipment and recognizes accretion expense in connection with the discounted liability over the estimated remaining life of the respective underground storage tank.

Stock-Based Compensation – The 1995 Stock Incentive Plan (the “Stock Incentive Plan”) provides for the granting of stock options, stock appreciation rights, performance shares, restricted stock, restricted stock units, bonus stock and other forms of stock-based awards and authorizes the issuance of up to 11.2 million shares over a 10-year period to certain key employees and officers of the Company (see Note 15). Included in the number of shares is an additional 3.0 million shares authorized for issuance by the Company’s Board of Directors and approved by the Company’s shareholders during 2003. As of December 31, 2003, 3.4 million shares were available for future issuance under the Stock Incentive Plan.

All options granted in 2001, 2002 and 2003 were granted at an exercise price that was equal to the fair market value on the date of grant. The options granted vest annually in five equal installments beginning one year after grant date with possible acceleration thereafter based on certain improvements in the price of the Company’s common stock. Vested options are exercisable within 10 years of the date granted.

The fair value of each option grant under the Stock Incentive Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the options granted: for each year presented, expected life of five years and no dividend yields, combined with risk-free interest rates of 5.09%, 4.67% and 2.65% and expected volatility of 67.23%, 67.54% and 64.98% for options granted in the years ended December 31, 2001, 2002 and 2003, respectively.

In 2003, the Company’s shareholders approved an amendment to the Stock Compensation Plan for Non-Employee Directors (the “Non-Employee Directors Plan”) (see Note 15), which provides for the issuance of stock options to the Company’s independent directors. Under the amended Non-Employee Directors Plan, the Company granted stock options in May 2003 at an exercise price that was equal to the fair market value on the date of grant.

The Company has recognized no compensation expense for its stock options as it is accounting for both the Stock Incentive Plan and the Non-Employee Directors Plan under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” If compensation expense had been determined based on the fair value at the grant date for awards under these plans consistent with the method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings and net earnings per common share would have been reduced to the pro forma amounts indicated in the following table:

	Years Ended December 31
	2001	2002	2003
	(Dollars in thousands, except per-share data)
Net earnings as reported	$83,720	$12,777	$64,094
Add: Stock-based compensation expense included in reported net earnings, net of tax	115	268	1,742
Less: Total stock-based compensation expense determined under the fair-value-based method for all stock-option awards, net of tax	(4,967)	(4,425)	(6,439)

Pro forma net earnings	$78,868	$8,620	$59,397

Net earnings per common share as reported
Basic	$.80	$.12	$.60
Diluted	.75	.13	.58
Pro forma net earnings per common share
Basic	$.75	$.08	$.56
Diluted	.71	.10	.55

Insurance – The Company has established self-insurance and predetermined-deductible programs to cover certain insurable risks consisting primarily of employee healthcare, physical loss to property, business interruptions resulting from such loss, workers’ compensation and comprehensive general liability. Third-party insurance coverage above predetermined deductibles is obtained for property and casualty exposures as well as those risks required to be insured by law or contract. Provisions for losses expected under the Company’s insurance programs are recorded based on independent actuarial estimates of the aggregate liabilities for claims incurred.

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

2.	ACCOUNTS RECEIVABLE

	December 31
	2002	2003
	(Dollars in thousands)
Trade accounts receivable	$58,388	$83,656
Vendor receivables	96,675	52,994
Franchisee accounts and notes receivable	78,850	76,439
Environmental cost reimbursements – see Note 14	6,870	5,819
SEJ royalty receivable	1,575	1,772
Federal income tax receivable	2,935	4,012
Other accounts receivable	7,429	3,991

	252,722	228,683
Allowance for doubtful accounts	(4,239)	(3,423)

	$248,483	$225,260

3.	INVENTORIES

	December 31
	2002	2003
	(Dollars in thousands)
Merchandise	$78,495	$70,286
Gasoline	35,596	35,221

	$114,091	$105,507

Inventories stated on the LIFO basis that are included in inventories in the accompanying consolidated balance sheets were $50.0 million and $42.9 million for merchandise and $28.7 million and $27.2 million for gasoline at December 31, 2002 and 2003, respectively. These amounts are less than replacement cost by $40.9 million and $39.0 million for merchandise and $10.8 million and $13.0 million for gasoline at December 31, 2002 and 2003, respectively.

For the years ended December 31, 2001, 2002 and 2003, certain inventory quantities were reduced resulting in a liquidation of LIFO inventory layers recorded at costs that were lower than the costs of current purchases. The effect of these reductions was a decrease in cost of goods sold of $2.6 million, $754,000 and $3.6 million, respectively.

4.	OTHER CURRENT ASSETS

	December 31
	2002	2003
	(Dollars in thousands)
Prepaid expenses	$49,604	$61,774
Deferred tax assets – see Note 16	49,819	46,266
Advances for lottery and other tickets	26,846	29,062
Assets held for sale – see Note 5	9,573	13,325
Restricted cash – see Note 9	4,094	8,508
Other	901	969

	$140,837	$159,904

5.	PROPERTY AND EQUIPMENT

	December 31
	2002	2003
	(Dollars in thousands)
Cost
Land	$518,456	$561,475
Buildings	452,695	509,814
Leasehold improvements	1,488,103	1,664,707
Equipment	1,370,311	1,511,714
Software (includes $47,428 and $63,052 of software development)	340,932	396,516
Construction in process	66,149	58,117

	4,236,646	4,702,343
Accumulated depreciation and amortization (includes $141,859 and $187,299 related to software)	(2,061,286)	(2,294,760)

	$2,175,360	$2,407,583

The Company accounts for stores that have closed subsequent to January 1, 2001, as discontinued operations under the provisions of SFAS No. 144 (see Note 1). The stores presented as discontinued operations had total revenues of $337.1 million, $210.9 million and $93.4 million and pretax losses of $13.8 million, $34.2 million and $21.1 million for the years ended December 31, 2001, 2002 and 2003, respectively. Included in the loss on discontinued operations are losses on disposal of $3.2 million (net of tax benefit of $2.1 million), $13.9 million (net of tax benefit of $9.2 million) and $6.2 million (net of tax benefit of $3.8 million) for the years ended December 31, 2001, 2002 and 2003, respectively. The losses on disposal include write-downs of stores to net realizable value, anticipated future rent and other expenses in excess of related estimated sublease income as well as gains and losses on sales of stores. As of December 31, 2002 and 2003, the carrying amounts of the remaining owned properties are included in other current assets in the accompanying consolidated balance sheets as assets held for sale (see Note 4). These properties are being actively marketed.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

	December 31
	2002	2003
	(Dollars in thousands)
SEJ license royalty intangible	$89,420	$89,420
Other license royalty intangibles	15,836	15,836
Goodwill	30,009	30,244
Other intangibles	5,225	4,912

	$140,490	$140,412

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142 (see Note 1), which addresses financial accounting and reporting for acquired goodwill and other intangible assets. The statement eliminates amortization of goodwill and intangible assets with indefinite lives and requires a transitional impairment test of these assets within six months of the date of adoption and an annual impairment test thereafter and in certain circumstances. The Company completed the transitional impairment test of goodwill and intangible assets with indefinite lives as of January 1, 2002, and the annual impairment tests of these assets as of September 30, 2002 and 2003, and there was no evidence of impairment in the tests. The annual impairment test will be conducted each year as of the end of the third quarter.

The following is a reconciliation of both the net earnings and the basic and diluted net earnings per common share between the amounts reported by the Company and the adjusted amounts reflecting the new accounting requirements for the periods presented (in thousands, except per-share data):

	Years Ended December 31
	2001	2002	2003
Net earnings as reported	$83,720	$12,777	$64,094
Add back:
Goodwill amortization, net of tax	509	—	—
Indefinite-lived intangibles amortization, net of tax	11,545	—	—

Net earnings as adjusted	$95,774	$12,777	$64,094

Basic earnings per common share as reported	$.80	$.12	$.60
Add back:
Goodwill amortization, net of tax	—	—	—
Indefinite-lived intangibles amortization, net of tax	.11	—	—

Basic earnings per common share as adjusted	$.91	$.12	$.60

Diluted earnings per common share as reported	$.75	$.13	$.58
Add back:
Goodwill amortization, net of tax	—	—	—
Indefinite-lived intangibles amortization, net of tax	.09	—	—

Diluted earnings per common share as adjusted	$.84	$.13	$.58

7.	ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31
	2002	2003
	(Dollars in thousands)
Insurance	$21,677	$44,006
Compensation	89,069	82,179
Taxes	62,990	69,032
Lotto, lottery and other tickets	52,050	54,344
Other accounts payable	52,709	82,443
Environmental costs – see Note 14	19,407	19,387
Profit sharing – see Note 13	14,480	15,537
Interest	6,930	14,284
Book overdrafts payable – see Note 1	49,084	68,434
Deferred income – see Notes 1 and 8	22,815	12,725
Other current liabilities	66,412	69,329

	$457,623	$531,700

The Company initiated cost reduction efforts in 2002 to streamline administrative functions and consolidate divisions, resulting in the elimination of approximately 125 positions. The results of operations for the year ended December 31, 2002, include a $5.6 million charge to OSG&A expense for severance costs. As of December 31, 2002 and 2003, $2.2 million and $1.2 million, respectively, were included in accrued expenses and other liabilities in the accompanying consolidated balance sheets relating to unpaid severance costs.

8.	DEFERRED CREDITS AND OTHER LIABILITIES

	December 31
	2002	2003
	(Dollars in thousands)
Deferred income taxes	$118,137	$155,303
Underground gasoline storage tanks	52,463	54,325
Insurance	49,737	42,792
Post-employment benefits – see Note 13	46,393	46,906
Straight-line rent accrual	41,807	36,433
Deferred income – see Notes 1 and 7	27,264	39,321
Environmental	21,364	23,182
Other	29,830	32,854

	$386,995	$431,116

The estimated liability for the removal of underground gasoline storage tanks is based on the Company’s historical experience in removing these tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and federal and state regulatory requirements. The liability at both December 31, 2002 and 2003 is discounted using a credit-adjusted risk-free rate of approximately 8%. Revisions to the liability could occur due to changes in tank removal costs or tank useful lives, or if federal or state regulators enact new requirements on the removal of such tanks.

Upon adoption of SFAS No. 143 in 2002 (see Note 1), the Company recorded a discounted liability of $53.6 million, increased net property and equipment by $6.7 million and recognized a one-time cumulative effect charge of $28.1 million (net of deferred tax benefit of $18.8 million). Pro forma effects on earnings from continuing operations before cumulative effect of accounting change for the year ended December 31, 2001, assuming the adoption of SFAS No. 143 as of January 1, 2001, were not material to net earnings or earnings per share. The pro forma liability as of January 1, 2001, would have been approximately $52 million.

A reconciliation of the Company’s liability for the removal of its underground gasoline storage tanks is as follows (dollars in thousands):

	Years Ended December 31
	2002	2003
Beginning balance at January 1	$53,648	$54,403
Liabilities incurred	561	1,165
Liabilities settled	(2,641)	(3,110)
Accretion expense	2,835	3,219
Revisions to estimate	—	448

	$54,403	$56,125

Of the total liability recorded in the accompanying consolidated balance sheets as of December 31, 2002 and 2003, $52.5 million and $54.3 million, respectively, is included in deferred credits and other liabilities and the remainder is included in accrued expenses and other liabilities.

The Company received $21.1 million, $16.0 million and $28.8 million in fees from Vcom partners in 2001, 2002 and 2003, respectively. The Company recognized $7.0 million and $3.0 million of such fees as an offset to costs associated with Vcom in OSG&A expense in 2001 and 2002, respectively; no fees were offset in this manner in 2003. The Company recognized $927,000, $3.7 million and $20.8 million of fees in other income in 2001, 2002 and 2003, respectively. As of December 31, 2002 and 2003, $22.5 million and $30.5 million, respectively, of the fees received had not been recognized in earnings and are included in deferred income. Of the total amounts recorded, $12.3 million and $5.4 million are included in accrued expenses and other liabilities and the remainder in deferred credits and other liabilities as of December 31, 2002 and 2003, respectively. The Company amortizes substantially all fee income over the term of the applicable agreement.

9.	DEBT

	December 31
	2002	2003
	(Dollars in thousands)
Senior Subordinated Notes due to SEJ	$—	$400,000
Revolving Credit Facility	—	—
Commercial paper	476,396	318,633
5% First Priority Senior Subordinated Debentures	251,258	—
4 1/2% Second Priority Senior Subordinated Debentures (Series A)	118,910	—
4% Second Priority Senior Subordinated Debentures (Series B)	19,627	—
Yen Loans	144,411	144,368
7 1/2% Cityplace Term Loan due 2005	214,205	207,886
Notes payable to senior lenders (see Note 12)	—	178,069
Capital lease obligations	187,991	224,537
Other	2,434	1,825

	1,415,232	1,475,318
Less: Senior Subordinated Notes due to SEJ	—	400,000
Long-term debt due within one year	48,609	39,828

	$1,366,623	$1,035,490

Senior Subordinated Notes due to SEJ – In January 2003, the Company entered into a note purchase agreement with SEJ that authorizes the issuance and sale of up to $400 million aggregate principal amount of Senior Subordinated Notes due 2010 (“SEJ Notes”), which were issued by the Company and purchased by SEJ in multiple tranches during 2003. The Company is required to repay the SEJ Notes in eight equal semiannual installments beginning July 2006 and ending January 2010, and interest payments on the unpaid balance of the SEJ Notes are required semiannually beginning January 2003. The SEJ Notes are subordinate to all obligations outstanding under the Company’s Credit Agreement.

On January 10, 2003, the Company received $100 million from SEJ under the note purchase agreement; the interest rate on this tranche is stated at 3.41%. On July 9, 2003, the Company received the remaining $300 million from SEJ under the note purchase agreement in three equal payments of $100 million; the interest rate on these tranches is stated at 3.01%, 3.34% and 3.71%, respectively. The accompanying financial statements include interest payable of $5.8 million on the SEJ Notes as of December 31, 2003, as well as interest expense of $8.1 million for the year ended December 31, 2003.

In July 2003, the Company used a portion of the proceeds of the SEJ Notes to retire $239.3 million principal amount of its 5% First Priority Senior Subordinated Debentures, $111.4 million principal amount of its 4 1/2% Second Priority Senior Subordinated Debentures (Series A) and $18.5 million principal amount of its 4% Second Priority Senior Subordinated Debentures (Series B) (collectively, the “Debentures”). Primarily as a result of including interest under SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructuring (“SFAS No. 15 Interest”) in the carrying amount of the retired debt, the Company recognized a pretax gain of $10.5 million in 2003. The gain was recorded in OSG&A.

The Debentures, which were retired in July 2003, were accounted for in accordance with SFAS No. 15 and were recorded at an amount equal to the future undiscounted cash payments, both principal and SFAS No. 15 Interest. Accordingly, no interest expense was recognized over the life of these securities, and cash interest payments were charged against the recorded amount of such securities.

Revolving Credit Facility – The Company is obligated to a group of lenders under a $200 million unsecured revolving credit agreement (“Credit Agreement”). The Credit Agreement includes a sublimit of $150 million for letters of credit. The revolving credit facility expires in January 2006. At December 31, 2003, outstanding letters of credit under the facility totaled $113.8 million, which reduced available funds under the revolving credit facility to $86.2 million.

Interest on borrowings under the revolving credit facility is generally payable quarterly and is based on a variable rate equal to the administrative agent bank’s base rate (4.0% at December 31, 2003) or, at the Company’s option, at a rate equal to a reserve-adjusted Eurodollar rate plus a margin determined by the Company’s credit ratings for senior long-term indebtedness. As of December 31, 2003, the one-month Eurodollar rate was 1.12% and the applicable margin rate was 0.725%.

A facility fee of 0.15% per year is charged on the aggregate amount of the revolving credit facility. In addition, if the average outstanding balance under the facility is greater than or equal to two-thirds of the available borrowings under the facility, a utilization fee is charged on the average outstanding principal amount of loans and the undrawn face amount of the letters of credit. The utilization fee is also tied to the Company’s senior long-term indebtedness as described above, and was 0.375% as of December 31, 2003. Since the inception of the Credit Agreement, the Company has not met or exceeded the two-thirds utilization threshold and has therefore not been required to pay the utilization fee. All fees are paid quarterly.

The Credit Agreement, as amended in 2002, contains various financial and operating covenants that require, among other things, the maintenance of certain financial ratios including interest and rent coverage, consolidated total indebtedness and consolidated senior indebtedness to earnings before interest, income taxes, depreciation, amortization and the interest component of rent expense on certain lease facilities. The Credit Agreement also contains various covenants that, among other things (a) limit the Company’s ability to incur or guarantee indebtedness or other liabilities other than under the Credit Agreement; (b) limit the Company’s ability to engage in asset sales and sale/leaseback transactions; (c) limit the types of investments the Company can make; and (d) limit the Company’s ability to pay cash dividends or redeem or prepay principal and interest on any subordinated debt.

Commercial Paper – The availability of borrowings under the Company’s commercial paper facility is $650 million. The outstanding principal amount, net of discount, was $476.4 million and $318.6 million as of December 31, 2002 and 2003, respectively. This was classified as long-term debt since the Company intends to maintain at least these amounts outstanding during the next year. Such debt is unsecured and is fully and unconditionally guaranteed by IY. IY has agreed to continue its guarantee of all commercial paper issued through 2005. While it is not anticipated that IY would be required to perform under its commercial paper guarantee, in the event IY makes any payments under the guarantee, the Company and IY have entered into an agreement by which the Company is required to reimburse IY subject to certain restrictions in the Credit Agreement. The restrictions principally specify that no reimbursements can be made until one year after repayment in full of amounts outstanding under the Credit Agreement. The weighted-average interest rate was 1.5% and 1.1% on commercial paper borrowings outstanding at December 31, 2002 and 2003, respectively.

Yen Loans – The Company has monetized its future royalty payments from SEJ, its area licensee in Japan, through fixed-rate yen-denominated loans that are nonrecourse to the Company as to principal and interest. These loans, which are referred to as the “1998 Yen Loan” and the “2001 Yen Loan,” are collateralized by the Japanese trademarks and a pledge of the future area license royalty payments from SEJ.

As of December 31, 2003, the principal balance on the 1998 Yen Loan was 5.5 billion yen or $51.2 million at the exchange rate in effect on that date (107.37). The 1998 Yen Loan has an interest rate of 2.3%, and principal and interest are paid semiannually from the SEJ area license royalty income. Based on current royalty income projections, the final payment will be made in 2006.

As of December 31, 2003, the principal balance on the 2001 Yen Loan was 10 billion yen or $93.1 million at the exchange rate in effect on that date (107.37). The 2001 Yen Loan has an interest rate of 1.8%, and principal and interest are payable from the SEJ area license royalty income. Semiannual principal payments commence April 2007, and semiannual interest payments began October 2002 in accordance with the loan agreement. Interest expense exceeds interest paid until commencement of principal payments in 2007, at which time interest paid will exceed interest expense. The excess interest is added to the principal balance and interest is accrued thereon. Based on current royalty income projections, the final payment will be made in 2011.

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

The SEJ area license royalty is remitted monthly into a yen-denominated account for the benefit of the Company. Principal and interest payments on the 1998 and 2001 Yen Loans are made from this account semiannually in accordance with the loan agreements. After the semiannual principal and interest payments are made from this account, any excess amount, as defined by the loan agreements, is released to the Company for general-purpose use. The account held 329.9 million yen and 351.3 million yen or $2.8 million and $3.3 million at December 31, 2002 and 2003, respectively (see Note 4).

By using its SEJ royalty receipts to service the principal and interest payments on the yen loans, the Company has an economic hedge against fluctuations in the Japanese yen to U.S. dollar exchange rate. Although SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” nullified the hedge accounting treatment the Company was applying to the SEJ royalty and yen loans, the Company’s economic hedge against changes in the Japanese yen to U.S. dollar exchange rate remains in place. Upon adoption of SFAS No. 133 on January 1, 2001, the Company adjusted the outstanding yen loans, related interest payable and the SEJ royalty receivable to reflect the Japanese yen to U.S. dollar exchange rate quoted for January 1, 2001 (114.35). As a result, the Company increased the yen loans, related interest payable and SEJ royalty receivable by $16.1 million, with an offsetting charge of $9.8 million (net of deferred taxes of $6.3 million) as a cumulative effect of accounting change in the accompanying consolidated statements of earnings.

The Company adjusts the balance of the yen loans at each reporting date to reflect the current Japanese yen to U.S. dollar exchange rate, and the resultant foreign currency exchange gain or loss is recognized in earnings. In addition, the Company records the SEJ royalty and interest expense on the yen loans at the average Japanese yen to U.S. dollar exchange rate for the respective periods. The Company recorded $15.9 million, $(15.1) million and $(14.0) million of net conversion gain (loss) in OSG&A from the adjustment of the yen loans to the Japanese yen to U.S. dollar exchange rate for the years ended December 31, 2001, 2002 and 2003, respectively.

Cityplace Term Loan – Cityplace Center East Corporation (“CCEC”), a subsidiary of the Company, constructed the headquarters tower, parking garages and related facilities of the Cityplace Center development and is currently obligated to The UFJ Bank, Limited, New York Branch (“UFJ”), which has a lien on the property financed. The debt with UFJ has monthly payments of principal and interest based on a 25-year amortization at 7.5%, with the remaining principal of $199.3 million due on March 1, 2005 (the “Cityplace Term Loan”). Under the terms of the Cityplace Term Loan, the Company is required to maintain cash reserves of $15 million. Upon any sale or refinancing of the building where the proceeds exceed $275 million, CCEC is obligated to pay UFJ an amount equal to the excess less permitted costs.

The Company leases the building from CCEC, occupying part of the building as its corporate headquarters and subleasing the balance to third parties. CCEC pays UFJ an amount that is equal to the Company’s rental payments on the property.

Notes Payable to Senior Lenders - As required by FIN 46 (see Notes 1, 12 and 19), the Company has consolidated the assets, liabilities, noncontrolling interests and results of activities of certain trusts into its consolidated financial statements effective July 1, 2003. As a result of this consolidation, the accompanying consolidated balance sheets of the Company include $178.1 million in notes payable to senior lenders as of December 31, 2003. Interest on the notes is paid monthly at interest rates of LIBOR plus 2.1% for the note related to the 1999 lease facility and LIBOR plus 1.1% for the note related to the 2001 lease facility. The notes become due when the leases expire, which is February 2005 for the 1999 lease facility and July 2006 for the 2001 lease facility. The notes are collateralized by the assets of the trusts, which principally consist of store properties.

Maturities – Long-term debt maturities assume the continuance of the commercial paper program and the IY guarantee. The maturities, which include capital lease obligations, are as follows (dollars in thousands):

2004	$39,828
2005	330,991
2006	183,416
2007	136,236
2008	129,976
Thereafter	654,871

$1,475,318

10.	CONVERTIBLE QUARTERLY INCOME DEBT SECURITIES

In November 1995, the Company issued $300 million principal amount of Convertible Quarterly Income Debt Securities due 2010 (“1995 QUIDS”) to IY and SEJ. The 1995 QUIDS have no amortization, and interest of 4.5% is payable quarterly. The Company has the right to defer interest payments at any time for up to 20 consecutive quarters. The holder of the 1995 QUIDS can convert the debt anytime at a rate of $20.80 per share of the Company’s common stock. The conversion rate represents a premium to the market value of the Company’s common stock at the time of issuance of the 1995 QUIDS.

In February 1998, the Company issued $80 million principal amount of Convertible Quarterly Income Debt Securities due 2013 (“1998 QUIDS”) to IY and SEJ. The 1998 QUIDS had no amortization, and interest of 4.5% was payable quarterly. Under the terms of the agreement, all of the outstanding 1998 QUIDS were converted into 6,501,685 shares of 7-Eleven, Inc. common stock at the conversion price of $12.3045 per share in September 2003.

The accompanying financial statements include interest payable of $760,000 and $600,000 as of December 31, 2002 and 2003, respectively, as well as interest expense of $17.4 million for the years ended December 31, 2001 and 2002, and $16.3 million for the year ended December 31, 2003, related to the 1995 QUIDS and the 1998 QUIDS. As of December 31, 2003, the Company had not deferred any interest payments in connection with the 1995 QUIDS.

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

The carrying amounts and estimated fair values of other financial instruments are listed in the following table:

	December 31
	2002		2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Commercial paper	$476,396	$476,396	$318,633	$318,633
Debentures	389,795	356,152	—	—
Senior Subordinated Notes due to SEJ	—	—	400,000	—
Yen Loans	144,411	146,064	144,368	144,423
Cityplace Term Loan	214,205	222,708	207,886	212,666
Notes payable to senior lenders (see Note 9)	—	—	178,069	178,069
Convertible quarterly income debt securities	380,000	—	300,000	—
Interest rate swap	14,560	14,560	3,109	3,109

The methods and assumptions used in estimating the fair value for each of the classes of financial instruments presented in the table above are as follows:

•	Commercial paper borrowings are sold at market interest rates and have an average remaining maturity of less than 26 days and 35 days in 2002 and 2003, respectively. Therefore, the carrying amount of commercial paper is a reasonable estimate of its fair value. The guarantee of the commercial paper by IY is an integral part of the estimated fair value of the commercial paper borrowings.

•	The fair value of the Debentures is estimated based on December 31, 2002, bid prices obtained from investment banking firms where traders regularly make a market for these financial instruments. The carrying amount of the Debentures includes $20.6 million of SFAS No. 15 Interest.

•	It is not practicable, without incurring excessive costs, to estimate the fair value of the Senior Subordinated Notes due to SEJ. As a result of the Company’s relationship with SEJ, the Company was able to obtain financing with a weighted-average interest rate of 3.4%.

•	The fair value of the Yen Loans is estimated by calculating the present value of the future yen cash flows at current interest and exchange rates.

•	The fair value of the Cityplace Term Loan is estimated by calculating the present value of the future cash flows at a current interest rate for a similar financial instrument.

•	The carrying amount of the notes payable to senior lenders is a reasonable estimate of its fair value as the associated interest rates are at current market rates.

•	It is not practicable, without incurring excessive costs, to estimate the fair value of the convertible quarterly income debt securities (see Note 10). The fair value would be the sum of the fair values assigned to both an interest rate and an equity component of the debt by a valuation firm.

•	The fair value of the interest rate swap is estimated based on discounted cash flows for the term of the swap using forward three-month LIBOR rates as of December 31, 2002 and 2003, and represents the estimated amount the Company would pay if the Company chose to terminate the swap as of December 31, 2002 and 2003.

Derivatives – From time to time, the Company uses derivative financial instruments to reduce its exposure to market risk resulting from fluctuations in interest rates. The Company was party to a $250 million notional principal amount interest rate swap agreement that expired in February 2004. During the term of the agreement, the Company paid a fixed interest rate of 6.096% on the $250 million notional amount, and a major financial institution, as counterparty to the agreement, paid the Company interest at a floating rate based on three-month LIBOR on the notional amount. Interest payments were made quarterly on a net settlement basis. The interest rate swap was accounted for as a hedge and, accordingly, any difference between amounts paid and received was recorded as interest expense. The impact on net interest expense as a result of this agreement was an increase of $4.3 million, $10.9 million and $12.3 million for the years ended December 31, 2001, 2002 and 2003, respectively.

Under SFAS No. 133, the $250 million interest rate swap was treated as a cash flow hedge of the Company’s interest rate exposure in connection with its commercial paper program. Upon adoption of SFAS No. 133 on January 1, 2001, the Company recorded a liability of $2.0 million representing the fair value of the interest rate swap as of January 1, 2001, with the offset of $1.2 million (net of deferred taxes of $784,000) to accumulated other comprehensive earnings. The Company adjusted the carrying value of the interest rate swap to fair value at each reporting date with a corresponding offset to accumulated other comprehensive earnings. Additionally, the Company reviewed the effectiveness of the interest rate swap at each reporting date and recognized the ineffective portion of the interest rate swap in earnings for the period reported. The Company recognized charges of $310,000 and $440,000 and a credit of $480,000 to interest expense in connection with ineffectiveness for the years ended December 31, 2001, 2002 and 2003, respectively.

In addition, upon adoption of SFAS No. 133, the Company transferred January 1, 2001, asset and liability balances of $2.4 million and ($4.3 million), respectively, related to previous interest rate swap activity, to accumulated other comprehensive earnings. These balances were amortized into earnings as an adjustment to interest expense through February 2004.

12.	LEASES

Leases – Certain property and equipment used in the Company’s business is leased. Generally, real estate leases are for primary terms from 14 to 20 years with options to renew for additional periods, and equipment leases are for terms from one to 10 years.

In 1999 and 2001, the Company entered into lease facilities that provided $96.6 million and $97.7 million, respectively, in off-balance sheet financing, which was used for constructing new stores and acquiring operating convenience stores from third parties not affiliated with the Company. Under the agreements, trusts funded by a group of senior lenders either acquired land and undertook construction projects with the Company acting as the construction agent or acquired operating convenience stores. After a store was constructed or acquired, the trusts leased the store to the Company for an amount equal to the interest expense on the applicable store’s construction costs or, in the case of operating convenience stores, the acquisition price of the land, building, motor fuels equipment and other fixtures, at LIBOR plus 2.1% for the 1999 facility and LIBOR plus 1.1% for the 2001 facility. The base lease terms under these facilities expire in February 2005 and July 2006, respectively. In 2002, the Company purchased two of the stores for a total of $3.3 million, and in February 2004, the Company purchased two additional stores for a total of $2.7 million.

Under both agreements, after the initial lease term has expired, the Company has the option of (a) extending the lease for an additional period subject to the approval of the trust; (b) purchasing the property for an amount approximating the trust’s interest in such property, which is equal to the total amount of funds advanced by the trust; or (c) vacating the property, arranging for the sale to a third party and paying the trust the net proceeds from the sale. If the sale proceeds are less than the trust’s interest in the property, the Company is required to reimburse the trust for the deficiency (such reimbursement not to exceed 84% of the trust’s interest in the property). If the sale proceeds exceed the trust’s interest in the properties, the Company is entitled to all of such excess amounts. The leases contain financial and operating covenants similar to those under the Company’s Credit Agreement (see Note 9).

Effective July 1, 2003, the Company includes the assets, liabilities, noncontrolling interests and results of activities of these trusts in its consolidated financial statements as required by FIN 46 (see Notes 1, 9 and 19). Consolidation of these trusts into the Company’s financial statements resulted in an after-tax, one-time cumulative effect charge of $10.2 million (net of deferred tax benefit of $6.6 million). As of July 1, 2003, the Company also recorded $178.1 million in notes payable to senior lenders, $157.4 million (net of accumulated depreciation of $16.3 million) in property and equipment and $10.5 million of other net assets as a result of consolidating the trusts into its financial statements. The Company paid $6.4 million and $2.8 million in rent expense to the trusts in 2002 and 2003, respectively, before the trusts were consolidated into the Company’s financial statements effective July 1, 2003. After the trusts were consolidated, such rent expense is classified as interest expense in the Company’s financial statements. Accordingly, the Company paid $2.7 million in interest expense to the trusts’ senior lenders under the terms of the agreements in 2003.

Effective November 2002, the Company entered into a lease facility with a third-party institution that provided the Company with $43.2 million in financing for Vcom equipment. The leases are being accounted for as capital leases having a five-year lease term from the date of funding, which occurred on a monthly basis from December 2002 through June 2003. The leases bear interest at LIBOR plus 1.25%. Upon lease termination, whether prior to or at expiration of the five-year lease term, the Company is obligated to pay the lessor an amount equal to the original cost of the equipment financed less amortization to date plus accrued interest. The Company has recorded $8.6 million and $39.1 million in capital lease liabilities as of December 31, 2002, and 2003, respectively.

The composition of capital leases reflected as property and equipment in the consolidated balance sheets is as follows:

	December 31
	2002	2003
	(Dollars in thousands)
Buildings	$208,546	$219,186
Equipment	10,196	44,513
Software	40,813	41,036

	259,555	304,735
Accumulated amortization	(91,451)	(110,939)

	$168,104	$193,796

The present value of future minimum lease payments for capital lease obligations is reflected in the consolidated balance sheets as long-term debt. The amount representing imputed interest necessary to reduce net minimum lease payments to present value has been calculated generally at the Company’s incremental borrowing rate at the inception of each lease.

Future minimum lease payments for years ending December 31 are as follows:

	Capital Leases	Operating Leases
	(Dollars in thousands)
2004	$36,476	$194,842
2005	38,702	167,123
2006	36,638	145,002
2007	32,894	119,375
2008	26,311	94,960
Thereafter	194,761	658,736

Future minimum lease payments	365,782	$1,380,038

Estimated executory costs	(66)
Amount representing imputed interest	(141,179)

Present value of future minimum lease payments	$224,537

Minimum noncancelable sublease rental income to be received in the future, which is not included above as an offset to future payments, totals $6.7 million for capital leases and $5.9 million for operating leases as of December 31, 2003.

Rent expense on operating leases for the years ended December 31, 2001, 2002 and 2003, totaled $211.2 million, $223.4 million and $236.6 million, respectively, including contingent rent expense of $13.2 million, $12.9 million and $13.0 million, which has been reduced by sublease rent income of $3.6 million in each of the three years. Contingent rent expense on capital leases was $1.5 million in each of the years ended December 31, 2001, 2002 and 2003. Contingent rent expense is generally based on sales levels or changes in the Consumer Price Index.

Leases with the Savings and Profit Sharing Plan – At December 31, 2003, the 7-Eleven, Inc. Employees’ Savings and Profit Sharing Plan (“Savings and Profit Sharing Plan”) owned one store that was leased to the Company under a capital lease and 408 stores that were leased to the Company under operating leases at rentals which, in the opinion of management, approximated market rates at the inception date of each lease. In addition, in 2001, 2002 and 2003, there were 71, 44 and 12 leases, respectively, that either expired or, as a result of properties that were sold by the Savings and Profit Sharing Plan to third parties, were canceled or assigned to the new owner. Also, the Company exercised its right of first refusal and purchased two, 10 and one properties from the Savings and Profit Sharing Plan in 2001, 2002 and 2003, respectively, for an aggregate purchase price of $748,000, $3.4 million and $340,000 in the respective years.

Rent expense under operating leases and amortization of capital lease assets were $17.6 million, $16.2 million and $15.3 million for the years ended December 31, 2001, 2002 and 2003, respectively, for leases with the Savings and Profit Sharing Plan.

13.	BENEFIT PLANS

Profit Sharing Plans – The Company maintains the Savings and Profit Sharing Plan for its U.S. employees and the 7-Eleven Canada, Inc. Pension Plan for its Canadian employees. These plans provide retirement benefits to eligible employees.

Contributions to the Savings and Profit Sharing Plan, a 401(k) defined contribution plan, are made by both the participants and 7-Eleven. The Savings and Profit Sharing Plan was amended prospectively on February 1, 2002, such that 7-Eleven contributes an amount determined at the discretion of the Company. The contribution by the Company is generally allocated to the participants on the basis of their individual contribution and years of participation in the Savings and Profit Sharing Plan. The provisions of the 7-Eleven Canada, Inc. Pension Plan are similar to those of the Savings and Profit Sharing Plan. Total contributions to these plans for the years ended December 31, 2001, 2002 and 2003, were $15.0 million, $13.5 million and $15.1 million, respectively, and are included in OSG&A.

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

Pursuant to the Company’s policy, if cumulative unrecognized gains or losses at the beginning of a period exceed 40% of the accumulated postretirement benefit obligation, the entire unrecognized gain or loss is amortized over a three-year period beginning in the subsequent year. The Company believes this method of amortization results in a more accurate reflection of its postretirement benefit obligation by providing for more immediate recognition of gains and losses. Because the 40% threshold was first exceeded at the beginning of 2000, the accelerated amortization method was first applied in 2001. If cumulative unrecognized gains or losses at the beginning of a period are between 10% and 40% of the accumulated postretirement benefit obligation, the unrecognized gain or loss is amortized over the expected years of future service. If the percentage is less than 10%, there is no amortization.

The following information on the Company’s Insurance Plan is provided:

	December 31
	2002	2003
	(Dollars in thousands)
Change in Benefit Obligation
Net benefit obligation at beginning of year	$22,346	$22,565
Service cost	694	884
Interest cost	1,566	1,539
Plan participants’ contributions	3,692	4,169
Plan amendments	2,912	—
Actuarial gain	(3,715)	(1,928)
Gross benefits paid	(4,930)	(6,292)

Net benefit obligation at end of year	$22,565	$20,937

Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	1,238	2,123
Plan participants’ contributions	3,692	4,169
Gross benefits paid	(4,930)	(6,292)

Fair value of plan assets at end of year	$—	$—

Funded status at end of year	$(22,565)	$(20,937)
Unrecognized net actuarial gain	(4,938)	(4,037)
Unrecognized prior service cost	2,912	2,525

Accrued benefit costs	$(24,591)	$(22,449)

	Years Ended December 31
	2001	2002	2003
	(Dollars in thousands)
Components of Net Periodic Benefit Cost
Service cost	$573	$694	$884
Interest cost	1,557	1,566	1,539
Prior service cost	—	—	387
Amortization of actuarial gain	(2,964)	(2,829)	(2,829)

Net periodic benefit cost	$(834)	$(569)	$(19)

End-of-Year Assumptions Used
Discount rate	7.00%	6.75%	6.25%
Health care cost trend on covered charges
2002 trend	10.00%	N/A	N/A
2003 trend	9.00%	13.00%	N/A
2004 trend	8.00%	12.00%	12.00%
Ultimate trend	6.00%	6.00%	6.00%
Ultimate trend reached in	2006	2010	2010

	Gross Payments	Employer Payments
	(Dollars in thousands)
Estimated Future Benefit Payments
2004	$7,681	$1,197
2005	9,399	1,306
2006	11,124	1,407
2007	12,926	1,495
2008	14,674	1,557
Years 2009 - 2013	104,636	9,069

There is no effect of a one-percentage-point increase or decrease in assumed health care cost trend rates on either the total service and interest cost components or the postretirement benefit obligation for the years ended December 31, 2001, 2002 and 2003, as the Company contributes a fixed dollar amount.

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

The following information on the Company’s EPP is provided:

	December 31
	2002	2003
	(Dollars in thousands)
Change in Benefit Obligation
Net benefit obligation at beginning of year	$14,131	$18,275
Service cost	513	798
Interest cost	993	1,253
Actuarial loss	3,496	1,021
Gross benefits paid	(858)	(953)

Net benefit obligation at end of year	$18,275	$20,394

Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	858	953
Gross benefits paid	(858)	(953)

Fair value of plan assets at end of year	$—	$—

Funded status at end of year	$(18,275)	$(20,394)
Unrecognized net actuarial loss	2,464	3,426
Unrecognized prior service cost	4,003	3,537

Net amount recognized at end of year	$(11,808)	$(13,431)

Amounts recognized in statement of financial position consist of:
Accrued benefit liability	$(11,808)	$(13,431)
Additional minimum liability	(3,755)	(3,937)
Intangible asset	3,755	3,537
Accumulated other comprehensive earnings	—	400

Net amount recognized	$(11,808)	$(13,431)

Accumulated Benefit Obligation (ABO)	$(15,563)	$(17,368)

	Years Ended December 31
	2001	2002	2003
	(Dollars in thousands)
Components of Net Periodic Benefit Cost
Service cost	$454	$513	$798
Interest cost	935	993	1,253
Amortization of prior service cost	465	465	465
Amortization of actuarial (gain) loss	(92)	—	58

Net periodic benefit cost	$1,762	$1,971	$2,574

End-of-Year Assumptions Used
Discount rate	7.50%	7.00%	6.75%
Rate of compensation increase	6.00%	6.00%	5.00%

14.	COMMITMENTS AND CONTINGENCIES

Distribution Services – In July 2002, the Company signed a 40-month service agreement with McLane Company, Inc. (“McLane”) under which McLane provides its distribution services to 7-Eleven stores and designated combined distribution centers in the United States. The agreement became effective in September 2002 and replaced an agreement that expired in November 2002. Under the terms of the agreement, the Company’s corporate stores are required to purchase a minimum percentage of eligible purchases from McLane. The Company has met the required minimum percentages each year and expects to meet the required minimum percentages in 2004.

Gasoline Supply – The Company has a 20-year product purchase agreement with Citgo Petroleum Corporation (“Citgo”) to buy specified quantities of gasoline at market prices. The agreement expires September 2006. The market prices are determined pursuant to a formula based on the prices posted by gasoline wholesalers in the various market areas where the Company purchases gasoline from Citgo. Minimum required annual purchases under this agreement are generally the lesser of 750 million gallons or 35% of gasoline purchased by the Company for retail sale. The Company has met the minimum required annual purchases each year and expects to meet the minimum required annual purchase levels in 2004.

Information Technology– In January 2002, the Company entered into a seven-year contract with an information technology service provider. The Company is required to purchase a minimum of $25 million of services annually. In addition, the Company has other information technology service provider contracts whereby it is required to purchase a minimum of approximately $40 million of services in 2004, and $35 million in 2005. The Company has historically exceeded these thresholds for information technology expenditures and expects to fully utilize the required minimum level of services in the future.

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

Environmental – The Company accrues for the anticipated future costs and the related probable state reimbursement amounts for remediation activities at its existing and previously operated gasoline storage sites where releases of regulated substances have been detected. At December 31, 2002 and 2003, the Company’s estimated undiscounted liability for these sites was $36.5 million and $38.5 million, respectively, of which $17.7 million and $19.7 million are included in deferred credits and other liabilities and the remainder is included in accrued expenses and other liabilities (see Notes 7 and 8). The Company anticipates that substantially all of the future remediation costs for detected releases at these sites as of December 31, 2003, will be incurred within the next five or six years.

Under state reimbursement programs, the Company is eligible to receive reimbursement for a portion of future remediation costs, as well as a portion of remediation costs previously paid. Accordingly, at December 31, 2002 and 2003, the Company has recorded net receivable amounts of $60.0 million and $51.7 million, respectively, for the estimated probable state reimbursements, of which $34.1 million and $28.0 million relate to remediation costs incurred in the state of California. Of the total receivables, $53.5 million and $46.2 million are included in other assets, and the remainder is included in accounts receivable (see Note 2). In assessing the probability of state reimbursements, the Company takes into consideration each state’s fund balance, revenue sources, existing claim backlog, status of cleanup activity and claim ranking. As a result of these assessments, the recorded receivable amounts in other assets are net of allowances of $10.8 million and $11.4 million as of December 31, 2002 and 2003, respectively.

While there is no assurance of the timing of the receipt of state reimbursement funds, based on the Company’s experience, the Company expects to receive the majority of state reimbursement funds, except from California, within one to three years after payment of eligible remediation expenses, assuming that the state administrative procedures for processing such reimbursements follow historic payment practices. The Company estimates that it will receive reimbursement of most of its identified remediation expenses in California, although it may take additional years to receive those reimbursement funds. The California reimbursement program separates claims into four classes: A, B, C and D. The Company’s claims are in Class D. As a result of the growing backlog of Class D claims and its impact on the Company’s estimate of when it will receive funds from the California reimbursement program, the Company recorded a $7.0 million charge to OSG&A in 2003 to reflect its best estimate of the fair value of its California remediation receivable.

As a result of the expected timing for the receipt of reimbursement funds from California, the portion of the recorded California receivable amounts related to remedial activities that have already been completed has been discounted at approximately 3.9% and 5.0% as of December 31, 2002 and 2003, respectively, to reflect present values. Thus, the December 31, 2002 and 2003 recorded receivable amounts are also net of present value discounts of $8.4 million and $19.2 million, respectively.

The Company has recognized remediation expenses of $20.1 million, $23.7 million and $27.6 million (which includes the $7.0 million charge noted above related to the California receivable), offset by recoveries of $9.4 million, $11.5 million and $4.9 million, for the years ended December 31, 2001, 2002 and 2003, respectively. Such expenses are reflected in OSG&A expense in the accompanying consolidated statements of earnings. The estimated future remediation expenditures and related state reimbursement amounts could change within the near future as governmental requirements and state reimbursement programs continue to be revised. Such revisions could have a material impact on the Company’s operations and financial position.

Litigation and Tax Assessments – The Company is a party to various claims and matters of litigation and tax assessments incidental to the normal course of its business. Management believes that the final resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other – Effective January 1, 2003, the Company has guaranteed $3.7 million of a five-year, $15 million note between the Company’s equity affiliate in Mexico and a third-party lending institution. The affiliate obtained the loan for the purpose of restructuring existing debt. The guaranteed amount is the maximum potential amount that the Company could be required to pay in the event of default by its affiliate.

The Company has contracts with its combined distribution center operators that require it to process a certain level of products through the facilities. The failure to satisfy the minimum purchases causes the Company to pay the applicable operator a predetermined fee. The Company estimates that it will pay approximately $8.0 million in such fees over the next three years. For the years ended December 31, 2001, 2002 and 2003, the Company paid $554,000, $897,000 and $3.8 million, respectively. Such amounts are reflected in merchandise cost of goods sold.

The Company’s franchise agreement includes a guarantee to its franchisees of a minimum amount of annual gross income, which is the franchisee’s share of the gross profit split (see Note 1). By policy, and not as part of the franchise agreement, the Company also offers an additional gross income guarantee to its franchisees if certain conditions are met. Under these programs, the Company reduces its share of the gross profit split such that the franchisee will receive the guaranteed amount, generally $60,000 per year. The Company reduced its share of the gross profit split from franchisees under the combined programs by $1.0 million, $932,000 and $762,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

15.	PREFERRED STOCK AND STOCK PLANS

Preferred Stock – The Company has 5 million shares of preferred stock authorized for issuance. Any preferred stock issued will have such rights, powers and preferences as determined by the Company’s Board of Directors.

Stock Incentive Plan - A summary of the status of the Stock Incentive Plan (see Note 1) as of December 31, 2001, 2002 and 2003, and changes during the years then ended, is presented below:

	2001		2002		2003
Fixed Options	Shares (000’s)	Weighted-Average Exercise Price	Shares (000’s)	Weighted-Average Exercise Price	Shares (000’s)	Weighted-Average Exercise Price
Outstanding at beginning of year	4,891	$14.95	5,524	$14.32	6,568	$13.22
Granted	875	10.92	1,449	9.16	1,498	6.88
Exercised	(24)	9.44	(5)	9.46	(301)	10.14
Forfeited	(218)	15.38	(400)	13.78	(473)	10.88

Outstanding at end of year	5,524	14.32	6,568	13.22	7,292	12.19

Options exercisable at year-end	2,662	14.03	3,300	14.07	3,763	14.11
Weighted-average fair value of options granted during the year	$6.58		$5.50		$3.87

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding at 12/31/03 (000’s)	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Exercisable at 12/31/03 (000’s)	Weighted- Average Exercise Price
$ 6.88 – $10.42	3,547	7.89	$8.34	1,048	$9.39
10.92 – 12.35	1,123	6.07	11.46	689	11.79
15.00 – 15.94	946	2.30	15.45	947	15.45
19.00 – 19.06	1,676	5.94	19.00	1,079	19.00

6.88 – 19.06	7,292			3,763

The Stock Incentive Plan provides for the granting of other forms of stock-based awards to certain key employees and officers of the Company. The Company granted 140,000 shares and 10,000 shares of restricted stock under the Stock Incentive Plan in 2002 and 2003, respectively. Upon issuance of the restricted stock, $1.3 million and $115,000 in unearned compensation equivalent to the market value at the date of grant was charged to shareholders’ equity in the accompanying consolidated balance sheets as of December 31, 2002 and 2003, respectively. The amounts are being amortized to expense over a four-year vesting period.

Stock Purchase Plans – In 1999, the Company adopted noncompensatory stock purchase plans that allow qualified employees and franchisees to acquire shares of the Company’s common stock at market value on the open market. The Company is responsible for the payment of all administrative fees for establishing and maintaining the stock purchase plans as well as the payment of all brokerage commissions for the purchase of shares by the plans’ independent administrator. In 2001, the Company added a matching-contribution component to the employee plan equal to 10% of the individual’s common stock purchases for the year with certain restrictions applying. The Company’s matching contribution was $73,000 and $64,000 for the years ended December 31, 2002 and 2003, respectively.

Stock Compensation Plan for Non-Employee Directors – In 1998, the Company established the Non-Employee Directors Plan (see Note 1) under which up to an aggregate of 240,000 shares of the Company’s common stock is authorized to be issued to its non-employee directors. Eligible directors may elect to receive all, none or a portion of their directors’ fees in shares of the Company’s common stock. During 2001, 2002 and 2003, respectively, 16,606, 22,637 and 34,005 shares were issued under the Non-Employee Directors Plan. Of the total shares issued under this plan in 2002 and 2003, 4,960 shares and 26,634 shares, respectively, were restricted such that vesting will not occur until the first of the month following the date of the director’s retirement from the board. Also under the Non-Employee Directors Plan, 24,000 stock options were issued in May 2003 at an exercise price of $9.30, which is the fair market value of the Company’s common stock on the date of grant.

16.	INCOME TAXES

The components of earnings from continuing operations before income tax expense and cumulative effect of accounting change are as follows:

	Years Ended December 31
	2001	2002	2003
	(Dollars in thousands)
Domestic (including royalties of $80,816, $67,246 and $47,308 from area license agreements in foreign countries)	$159,306	$93,420	$134,872
Foreign	7,882	9,008	6,108

	$167,188	$102,428	$140,980

The provision for income tax expense on earnings from continuing operations before cumulative effect of accounting change in the accompanying consolidated statements of earnings consists of the following:

	Years Ended December 31
	2001	2002	2003
	(Dollars in thousands)
Current
Federal	$21,085	$6,749	$18,248
Foreign	11,148	10,977	6,686
State	4,829	3,000	3,300

Subtotal	37,062	20,726	28,234
Deferred	28,141	20,245	25,338

Income tax expense on earnings from continuing operations before cumulative effect of accounting change	$65,203	$40,971	$53,572

Reconciliations of income tax expense on earnings from continuing operations before cumulative effect of accounting change at the federal statutory rate to the Company’s actual income tax expense provided are as follows:

	Years Ended December 31
	2001	2002	2003
	(Dollars in thousands)
Tax expense at federal statutory rate	$58,516	$35,850	$49,343
Federal income tax settlement	(1,522)	—	—
State income tax expense, net of federal income tax benefit	3,139	2,768	5,040
Foreign tax rate difference	2,117	(1,254)	(1,132)
Other	2,953	3,607	321

	$65,203	$40,971	$53,572

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31
	2002	2003
	(Dollars in thousands)
Deferred tax assets
Accrued liabilities	$54,715	$63,291
Compensation and benefits	30,445	30,902
Accrued insurance	27,004	26,254
Debt issuance costs	12,268	10,414
Tax credit and NOL carryforwards	19,260	4,500
SFAS No. 15 Interest	8,283	—
Other	6,704	6,562

Subtotal	158,679	141,923
Deferred tax liabilities
Property and equipment	(178,359)	(191,682)
Area license agreements	(42,102)	(41,050)
Other	(6,536)	(5,708)

Subtotal	(226,997)	(238,440)

Net deferred tax liability	$(68,318)	$(96,517)

At December 31, 2003, the Company had approximately $4.5 million of alternative minimum tax credit carryforwards with no expiration date.

17.	EARNINGS PER COMMON SHARE

Computations for basic and diluted earnings per common share are presented below:

	Years Ended December 31
	2001	2002	2003
	(In thousands, except per-share data)
BASIC
Earnings from continuing operations before cumulative effect of accounting change	$101,985	$61,457	$87,408
Loss on discontinued operations	(8,418)	(20,541)	(13,070)
Cumulative effect of accounting change	(9,847)	(28,139)	(10,244)

Net earnings	$83,720	$12,777	$64,094

Weighted-average common shares outstanding	104,800	104,827	106,815

Earnings per common share from continuing operations before cumulative effect of accounting change	$.97	$.59	$.82
Loss per common share on discontinued operations	(.08)	(.20)	(.12)
Loss per common share on cumulative effect of accounting change	(.09)	(.27)	(.10)

Net earnings per common share	$.80	$.12	$.60

DILUTED
Earnings from continuing operations before cumulative effect of accounting change	$101,985	$61,457	$87,408
Add interest on convertible quarterly income debt securities, net of tax – see Note 10	10,627	2,191	10,111

Earnings from continuing operations before cumulative effect of accounting change plus assumed conversions	112,612	63,648	97,519
Loss on discontinued operations	(8,418)	(20,541)	(13,070)
Cumulative effect of accounting change	(9,847)	(28,139)	(10,244)

Net earnings plus assumed conversions	$94,347	$14,968	$74,205

Weighted-average common shares outstanding (Basic) (2)	104,800	104,827	106,815
Add effects of assumed conversions
Stock options and restricted stock – see Note 15 (1)	187	140	1,380
Convertible quarterly income debt securities – see Note 10 (2)	20,924	6,503	19,054

Weighted-average common shares outstanding plus shares from assumed conversions (Diluted)	125,911	111,470	127,249

Earnings per common share from continuing operations before cumulative effect of accounting change	$.90	$.56	$.76
Loss per common share on discontinued operations	(.07)	(.18)	(.10)
Loss per common share on cumulative effect of accounting change	(.08)	(.25)	(.08)

Net earnings per common share	$.75	$.13	$.58

(1)	Stock options for 3,412, 6,568 and 3,043 shares of common stock for the years ended December 31, 2001, 2002 and 2003, respectively, have exercise prices that are greater than the average market prices of the common shares for each respective year. Therefore, these shares have not been included in diluted earnings-per-share calculations.
(2)	The 1995 QUIDS are not assumed converted for the year ended December 31, 2002, as they have an antidilutive effect on earnings per common share. The 1998 QUIDS were converted in 2003 (see Note 10).

18.	OTHER RELATED PARTY TRANSACTIONS

Related Party Loan - In May 2002, a financial-services subsidiary of SEJ made a personal loan of 227.5 million Japanese yen (approximately $1.75 million) to one of the Company’s non-employee directors. The term of the loan, which is secured by certain shares of stock owned by the director and bears interest at 2.6%, was extended from May 2003 to May 2004.

19.	RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2003, the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The Company has adopted the provisions of SFAS No. 149; adopting the statement did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for all financial instruments created or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS No. 150 as of July 1, 2003; adopting the statement did not have a material impact on the Company’s consolidated financial statements.

The FASB issued a revision to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” in December 2003. The statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The revised SFAS No. 132 retains the disclosure requirements contained in the original SFAS No. 132, which it replaces, but it requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans as well as interim disclosures. With some exceptions, the revised SFAS No. 132 is effective for financial statements with fiscal years ending after December 15, 2003, and for interim periods beginning after December 15, 2003. The Company adopted the provisions of this statement as of December 31, 2003, and revised the disclosures for its postretirement benefit plans accordingly (see Note 13).

FIN 46 was issued in January 2003 (see Notes 1, 9 and 12). FIN 46 addresses consolidation of VIEs to which the usual condition for consolidation described in Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” does not apply because the VIEs have no voting interests or otherwise are not subject to control through ownership of voting interests. It requires existing unconsolidated VIEs to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. The Company adopted FIN 46 for the trusts discussed in Note 12 as of July 1, 2003. The trusts, which are special purpose entities, were consolidated into the Company’s financial statements as of that date in accordance with the provisions of FIN 46 that were in effect at that time.

In December 2003, the FASB issued a revised version of FIN 46 (“FIN 46-R”) that establishes the effective dates for public entities to apply FIN 46 and FIN 46-R based on the nature of the VIE and the date on which the public company became involved with the VIE. In general, a public entity that is not a small business issuer shall apply FIN 46-R to all VIEs no later than the end of the first reporting period ending after March 15, 2004. The Company is currently analyzing its franchisee relationships (see Note 1) in accordance with FIN 46 and FIN 46-R to determine if any or all are VIEs. The Company believes that, if consolidation were to occur, it would not have a material impact on the Company’s net earnings.

On January 12, 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” in response to a new law regarding prescription drug benefits under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” requires that changes in relevant law be considered in current measurement of postretirement benefit costs. However, certain accounting issues related to the federal subsidy remain unclear and significant uncertainties may exist that impair a plan sponsor’s ability to evaluate the direct effects of the new law and the effects on plan participants’ behavior and healthcare costs. Due to these uncertainties, FSP No. 106-1 provides plan sponsors with an opportunity to elect to defer recognizing the effects of the new law in accounting for its retiree health care benefit plans under SFAS No. 106 and to provide related disclosures until authoritative guidance from the FASB on the accounting for the federal subsidy is issued and clarification of other uncertainties is resolved. The Company has elected to defer recognition while evaluating the new law and the pending issuance of authoritative guidance and their effect, if any, on the Company’s financial position, results of operations and financial statement disclosure. Therefore, any measures of the accumulated postretirement benefit obligation or the net periodic postretirement benefit cost do not reflect the effects of the new law, and pending authoritative guidance could require the Company to change previously reported information.

20.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The summarized quarterly financial data for 2002 and 2003 below has been restated for both the application of SFAS No. 144 and the revised accounting for sales of prepaid phone cards (see Note 1).

Year Ended December 31, 2002

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(Dollars in millions, except per-share data)

Merchandise sales	$1,549	$1,810	$1,928	$1,733	$7,020
Gasoline sales	553	715	750	743	2,761

Net sales	2,102	2,525	2,678	2,476	9,781

Merchandise gross profit	548	650	693	605	2,496
Gasoline gross profit	42	75	66	71	254

Gross profit	590	725	759	676	2,750

Income tax expense (benefit)	—	22	20	(1)	41

Earnings (loss) from continuing operations before cumulative effect of accounting change	(1)	34	30	(1)	62
Loss on discontinued operations	(10)	(1)	—	(10)	(21)
Cumulative effect of accounting change	(28)	—	—	—	(28)

Net earnings (loss)	(39)	33	30	(11)	13

Net earnings (loss) per common share from continuing operations before cumulative effect of accounting change
Basic	(.01)	.32	.28	(.01)	.59
Diluted	(.01)	.29	.26	(.01)	.56

Net earnings (loss) per common share
Basic	(.37)	.32	.28	(.11)	.12
Diluted	(.37)	.29	.25	(.11)	.13

In 2003, the Company revised its accounting for sales of prepaid phone cards to report revenues net of related costs in conformity with the provisions of EITF Issue No. 99-19 (see Note 1). As a result of this change, merchandise cost of goods sold amounts of $35.8 million, $36.5 million, $39.8 million and $43.4 million for the consecutive quarters in the year ended December 31, 2002, have been recorded as a reduction of merchandise sales. Net sales has also been adjusted by these amounts. The change has no effect on previously reported merchandise gross profit dollars, earnings from continuing operations or net earnings.

The first quarter’s earnings from continuing operations includes employee severance expense of $2.9 million (net of tax benefit of $2.0 million). The first quarter also includes a cumulative effect of accounting change expense of $28.1 million (net of deferred tax benefit of $18.8 million) from the adoption of SFAS No. 143 (see Note 1). The second quarter’s earnings from continuing operations includes a net conversion loss of $8.4 million (net of deferred tax benefit of $5.6 million) primarily resulting from adjusting the balance of the yen loans to reflect the end-of-period exchange rate of yen to U.S. dollar (see Note 9). The first and fourth quarters’ loss on discontinued operations includes a charge of $6.9 million (net of deferred tax benefit of $4.7 \million) and $8.3 million (net of deferred tax benefit of $5.5 million), respectively, related to store closings (see Note 5).

Year Ended December 31, 2003

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(Restated)	(Restated)	(Restated)
	(Dollars in millions, except per-share data)

Merchandise sales	$1,649	$1,881	$2,026	$1,857	$7,413
Gasoline sales	816	826	898	832	3,372

Net sales	2,465	2,707	2,924	2,689	10,785

Merchandise gross profit	576	676	723	660	2,635
Gasoline gross profit	68	92	90	76	326

Gross profit	644	768	813	736	2,961

Income tax expense	4	25	22	3	54

Earnings from continuing operations before cumulative effect of accounting change	7	40	35	5	87
Loss on discontinued operations	(2)	(1)	1	(11)	(13)
Cumulative effect of accounting change	—	—	(10)	—	(10)

Net earnings (loss)	5	39	26	(6)	64

Net earnings per common share from continuing operations before cumulative effect of accounting change
Basic	.07	.38	.33	.05	.82
Diluted	.07	.34	.29	.04	.76

Net earnings (loss) per common share
Basic	.05	.37	.24	(.05)	.60
Diluted	.05	.33	.22	(.05)	.58

In 2003, the Company revised its accounting for sales of prepaid phone cards to report revenues net of related costs in conformity with the provisions of EITF Issue No. 99-19 (see Note 1). As a result of this change, merchandise cost of goods sold amounts of $49.2 million, $61.9 million and $64.7 million for the first three consecutive quarters in the year ended December 31, 2003, have been recorded as a reduction of merchandise sales. Net sales has also been adjusted by these amounts. The change has no effect on previously reported merchandise gross profit dollars, earnings from continuing operations or net earnings.

The first quarter’s earnings from continuing operations includes the receipt of life insurance proceeds of $2.2 million (net of deferred taxes of $1.4 million). The third quarter includes a cumulative effect of accounting change expense of $10.2 million (net of deferred tax benefit of $6.6 million) from the adoption of FIN 46 (see Notes 1, 9, 12 and 19). In addition, the third quarter’s earnings from continuing operations includes (a) a gain of $6.5 million (net of deferred taxes of $4.0 million) from the retirement of the Company’s Debentures (see Note 9), (b) an expense of $6.2 million (net of deferred tax benefit of $3.7) from foreign currency conversion and

(c) $4.3 million (net of deferred tax benefit of $2.7 million) to reflect the Company’s best estimate of the fair value of its California remediation receivable (see Note 14). The fourth quarter’s loss on discontinued operations includes a charge of $8.9 million (net of deferred tax benefit of $5.5 million) related to store closings (see Note 5).

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

Shareholders of 7-Eleven, Inc.:

We have audited the accompanying consolidated balance sheets of 7-Eleven, Inc. and Subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 7-Eleven, Inc. and Subsidiaries as of December 31, 2002 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1, 5, 6, 8, 9, 11 and 12 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in 2001, the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” SFAS No. 143, “Accounting for Asset Retirement Obligations,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in 2002, and the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and FASB Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51,” in 2003.

Additionally, as discussed in Note 1 to the consolidated financial statements, the Company revised the accounting for prepaid phone card sales in its December 31, 2001 and 2002 consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Dallas, Texas

January 29, 2004

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

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

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have included the information required in response to this Item in our Definitive Proxy Statement for our April 21, 2004, Annual Meeting of Shareholders.

Item 11. EXECUTIVE COMPENSATION.

We have included the information required in response to this Item in our Definitive Proxy Statement for our April 21, 2004, Annual Meeting of Shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table summarizes, as of December 31, 2003, our equity compensation plans:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (000s)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (000s)
Equity compensation plans approved by security holders	7,316	$12.18	3,443

Equity compensation plans not approved by shareholders	0	n/a	0

Total	7,316	$12.18	3,443

Additional information required in response to this Item is included in our Definitive Proxy Statement for our April 21, 2004, Annual Meeting of Shareholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have included the information required in response to this Item in our Definitive Proxy Statement for our April 21, 2004, Annual Meeting of Shareholders.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this report:

1.	7-Eleven, Inc. and Subsidiaries’ Financial Statements for the three years in the period ended December 31, 2003, are included in this report:

2.	7-Eleven, Inc. and Subsidiaries’ Financial Statement Schedule, included in this report.

Page
Report of Independent Auditors on Financial Statement Schedule - PricewaterhouseCoopers LLP	94

II - Valuation and Qualifying Accounts	95

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

10.(i)(2)	Credit and Reimbursement Agreement by and between Cityplace Center East Corporation, an indirect wholly owned subsidiary of Southland, and The Sanwa Bank Limited, Dallas Agency, dated February 15, 1987, relating to $290 million of 7 7/8% Notes due February 15, 1995, issued by Cityplace Center East Corporation (to which Southland is not a party and which is non-recourse to Southland), incorporated by reference to The Southland Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.(i)(6).

10.(i)(3)	Third Amendment to Credit and Reimbursement Agreement, dated as of February 10, 1995, by and between The Sanwa Bank, Limited, Dallas Agency and Cityplace Center East Corporation, incorporated by reference to The Southland Corporation’s Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10.(i)(4).

10.(i)(4)	Amended and Restated Lease Agreement between Cityplace Center East Corporation and The Southland Corporation relating to The Southland Tower, Cityplace Center, Dallas, Texas, incorporated by reference to The Southland Corporation’s Annual Report on Form 10-K for the year ended December 31, 1990, Exhibit 10.(i)(7).

10.(i)(5)	Secured Yen Loan Agreement for The Southland Corporation relating to royalties from Seven-Eleven (Japan) Company, Ltd. in the amount of Japanese Yen 12,500,000,000, dated as of April 21, 1998, incorporated by reference to The Southland Corporation’s Form 10-Q for the quarter ended June 30, 1998, Exhibit 10.(i)(2).

10.(i)(6)	Issuing and Paying Agency Agreement, dated as of August 17, 1992, relating to commercial paper facility, Form of Note, Indemnity and Reimbursement Agreement and amendment thereto and Guarantee, incorporated by reference to The Southland Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.(i)(8).

10.	(i)(7)	Amendment, dated as of January 15, 1999, to Issuing and Paying Agency Agreement, dated as of August 17, 1992, relating to commercial paper facility, incorporated by reference to The Southland Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998, Exhibit 10.(i)(12).

10.	(i)(8)	Note Purchase Agreement Between Seven-Eleven Japan Co., Ltd. and 7-Eleven, Inc., incorporated by reference to 7-Eleven, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, Exhibit 10.

10.	(ii)(B)(1)	Standard Form of 7-Eleven Store Franchise Agreement, incorporated by reference to The Southland Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10(ii)(B)(1).

10.	(ii)(B)(2)	Service Agreement Between 7-Eleven, Inc., and McLane Company, Inc., Effective September 21, 2002, incorporated by reference to 7-Eleven, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, Exhibit 3.

10.	(ii)(D)(1)	Master Leasing Agreement dated as of April 15, 1997, among the financial institutions party thereto as Lessor Parties, CBL Capital Corporation, as Agent for the Lessor Parties and The Southland Corporation, as Lessee, incorporated by reference to The Southland Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, Exhibit 10.(ii)(D)(1).

10.	(iii)(A)(1)	7-Eleven, Inc. Executive Protection Plan Summary, as amended in August 2000, incorporated by reference to 7-Eleven, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 10(iii)(A)(1).

10.	(iii)(A)(2)	7-Eleven, Inc. 1995 Stock Incentive Plan, incorporated by reference to Registration Statement on Form S-8, Reg. No. 333-63617, Exhibit 4.10.

10.	(iii)(A)(3)	7-Eleven, Inc. Supplemental Executive Retirement Plan for Eligible Employees incorporated by reference to Registration Statement on Form S-8, Reg. No. 333-42731, Exhibit 4.(i)(3).

10.	(iii)(A)(4)	Form of Deferral Election Form for 7-Eleven, Inc. Supplemental Executive Retirement Plan for Eligible Employees, incorporated by reference to The Southland Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997, Exhibit 10.(iii)(A)(7).

10.	(iii)(A)(5)	7-Eleven, Inc. Stock Compensation Plan for Non-Employee Directors and Election Form, effective October 1, 1998, incorporated by reference to The Southland Corporation’s Form S-8 Registration Statement, Reg. No. 333-68491, Exhibit 4.(i)(4).

10.	(iii)(A)(6)	Consultant’s Agreement between The Southland Corporation and Timothy N. Ashida, incorporated by reference to The Southland Corporation’s Annual Report on Form 10-K for the year ended December 31, 1991, Exhibit 10.(iii)(A)(10).

10.	(iii)(A)(7)	First Amendment to Consultant’s Agreement between The Southland Corporation and Timothy N. Ashida, effective as of May 1, 1995, incorporated by reference to The Southland Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.(iii)(A)(9).

11.		Statement re computation of per-share earnings. Not Required

21.		Subsidiaries of the Registrant as of March 2004.*	Tab 1*

23.		Consents of Experts and Counsel.* Consent of Independent Accountants – PricewaterhouseCoopers LLP.	Tab 2*

31.	(1)	Certification by Chief Executive Officer Required by Section 302 of the Sarbanes-Oxley Act.*	Tab 3*

31.(2)	Certification by Chief Financial Officer Required by Section 302 of the Sarbanes-Oxley Act.*	Tab 4	*

32.(1)	Certification by Chief Executive Officer Required by Section 906 of the Sarbanes-Oxley Act.*	Tab 5	*

32.(2)	Certification by Chief Financial Officer Required by Section 906 of the Sarbanes-Oxley Act.*	Tab 6	*

*	Filed or furnished with this report

(b)	Reports on Form 8-K.

Date of report	Description
October 24, 2003	Furnished copy of press release issued on October 23, 2003, announcing the Company’s earnings for the third quarter of 2003

(c)	The exhibits required by Item 601 of Regulation S-K are attached to this report or specifically incorporated by reference.

(d)(3)    The financial statement schedule for 7-Eleven, Inc. and Subsidiaries is included in this report, as follows:

Page
Schedule II - 7-Eleven, Inc. and Subsidiaries Valuation and Qualifying Accounts (for the Years Ended December 31, 2001, 2002 and 2003).	95

REPORT OF INDEPENDENT AUDITORS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of

7-Eleven, Inc.:

Our audits of the consolidated financial statements referred to in our report dated January 29, 2004 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)2 of this Annual Report on Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Dallas, Texas

January 29, 2004

SCHEDULE II

7-ELEVEN, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2001, 2002 and 2003

(Dollars in thousands)

	Balance at beginning of period	Additions Charged to costs and expenses		Deductions (1)		Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2001	6,942	3,126		(5,045	)(2)	5,023
Year ended December 31, 2002	5,023	2,784		(3,568)		4,239
Year ended December 31, 2003	4,239	628		(1,443)		3,424

Allowance for environmental cost reimbursements:
Year ended December 31, 2001	7,732	3,073	(3)	—		10,805
Year ended December 31, 2002	10,805	7		—		10,812
Year ended December 31, 2003	10,812	559				11,371

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Approximately $4.4 million of doubtful accounts receivable for franchisee deficits were determined to be uncollectible.
(3)	Approximately $3 million increase due to change in estimation method on a group of remediation reimbursement receivables.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

7-ELEVEN, INC.
(Registrant)

March 15, 2004	/s/ James W. Keyes
James W. Keyes
(President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Toshifumi Suzuki Toshifumi Suzuki	Chairman of the Board and Director	March 15, 2004

/s/ James W. Keyes James W. Keyes	President and Chief Executive Officer and Director	March 15, 2004

/s/ Edward W. Moneypenny Edward W. Moneypenny	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2004

/s/ Yoshitami Arai Yoshitami Arai	Director	March 15, 2004

/s/ Masaaki Asakura Masaaki Asakura	Senior Vice President and Director	March 15, 2004

/s/ Timothy N. Ashida Timothy N. Ashida	Director	March 15, 2004

/s/ Jay W. Chai Jay W. Chai	Director	March 15, 2004

/s/ Gary J. Fernandes Gary J. Fernandes	Director	March 15, 2004

/s/ Masaaki Kamata Masaaki Kamata	Director	March 15, 2004

/s/ Kazuo Otsuka Kazuo Otsuka	Director	March 15, 2004

/s/ Lewis E. Platt Lewis E. Platt	Director	March 15, 2004

/s/ Nobutake Sato Nobutake Sato	Director	March 15, 2004