Form 10-Q
period 2004-03-31
7 ELEVEN INC
filed 2004-05-07
CIK 92344

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-16626

7-Eleven, Inc.

(Exact name of registrant as specified in its charter)

Texas	75-1085131
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2711 North Haskell Ave., Dallas, Texas	75204-2906
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code, 214/828-7011

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

111,995,920 shares of common stock, $.0001 par value (the issuer’s only class of common stock), were outstanding as of March 31, 2004.

7-ELEVEN, INC.

(i)

7-ELEVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per-share data)

	December 31, 2003	March 31, 2004
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$190,513	$96,928
Accounts receivable	150,134	150,825
Inventories	279,130	274,650
Other current assets	162,847	180,433

Total current assets	782,624	702,836
Property and equipment	2,409,466	2,364,834
Goodwill and other intangible assets	140,412	140,397
Other assets	120,649	118,332

Total assets	$3,453,151	$3,326,399

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$270,747	$297,631
Accrued expenses and other liabilities	567,888	453,557
Long-term debt due within one year	39,828	240,057

Total current liabilities	878,463	991,245
Deferred credits and other liabilities	418,185	424,421
Senior Subordinated Notes due to SEJ	400,000	400,000
Other long-term debt	1,035,490	784,425
Minority interest	80,991	81,193
Convertible quarterly income debt securities	300,000	300,000
Commitments and contingencies
Shareholders equity
Preferred stock, $.01 par value	—	—
Common stock, $.0001 par value	11	11
Additional capital	1,251,428	1,253,217
Accumulated deficit	(926,013)	(921,235)
Unearned compensation	(796)	(714)
Accumulated other comprehensive earnings	15,392	13,836

Total shareholders’ equity	340,022	345,115

Total liabilities and shareholders’ equity	$3,453,151	$3,326,399

See notes to condensed consolidated financial statements.

7-ELEVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except per-share data)

(UNAUDITED)

	Three Months Ended March 31
	2003	2004
REVENUES
Merchandise sales	$1,647,410	$1,792,029
Gasoline sales	816,316	927,561

Net sales	2,463,726	2,719,590
Other income	20,750	31,243

Total revenues	2,484,476	2,750,833
COSTS AND EXPENSES
Merchandise cost of goods sold	1,078,757	1,160,224
Gasoline cost of goods sold	748,632	855,964

Total cost of goods sold	1,827,389	2,016,188
Operating, selling, general and administrative expenses	627,900	696,820
Interest expense, net	17,974	20,184

Total costs and expenses	2,473,263	2,733,192

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAX AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	11,213	17,641
INCOME TAX EXPENSE	4,373	6,880

EARNINGS FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	6,840	10,761
LOSS ON DISCONTINUED OPERATIONS (net of tax benefit of $1,205 and $541)	(1,884)	(846)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (net of tax benefit of $3,284)	—	(5,137)

NET EARNINGS	$4,956	$4,778

NET EARNINGS PER COMMON SHARE
BASIC
Earnings from continuing operations before cumulative effect of accounting change	$.07	$.10
Loss on discontinued operations	(.02)	(.01)
Cumulative effect of accounting change	—	(.05)

Net earnings	$.05	$.04

DILUTED
Earnings from continuing operations before cumulative effect of accounting change	$.07	$.09
Loss on discontinued operations	(.02)	(.01)
Cumulative effect of accounting change	—	(.04)

Net earnings	$.05	$.04

See notes to condensed consolidated financial statements.

7-ELEVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(UNAUDITED)

	Three Months Ended March 31
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$4,956	$4,778
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Cumulative effect of accounting change	—	5,137
Depreciation and amortization of property and equipment	71,718	81,453
Deferred income tax benefit	(5,849)	(2,571)
Noncash interest expense	207	50
Foreign currency net conversion (gain) loss	(415)	4,258
Other noncash expense	1,634	1,094
Net (gain) loss on property and equipment	(120)	730
(Increase) decrease in accounts receivable	(14,851)	1,100
Decrease in inventories	29,587	4,480
Increase in other assets	(24,609)	(11,018)
Decrease in trade accounts payable and other liabilities	(68,815)	(59,922)

Net cash (used in) provided by operating activities	(6,557)	29,569

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment	(56,969)	(36,051)
Proceeds from sale of property and equipment	2,587	660
Proceeds from sale of domestic securities	498	399
Restricted cash	(4,103)	(4,856)
Other	10	10

Net cash used in investing activities	(57,977)	(39,838)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from commercial paper and revolving credit facilities	1,668,646	2,124,008
Payments under commercial paper and revolving credit facilities	(1,657,023)	(2,172,652)
Proceeds from issuance of long-term debt	100,000	—
Principal payments under long-term debt agreements	(4,520)	(8,375)
Decrease in outstanding checks in excess of cash in bank	(10,277)	(28,035)
Net proceeds from issuance of common stock	—	1,738

Net cash provided by (used in) financing activities	96,826	(83,316)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32,292	(93,585)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	126,624	190,513

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$158,916	$96,928

RELATED DISCLOSURES FOR CASH FLOW REPORTING
Interest paid, excluding SFAS No.15 Interest	$(17,027)	$(25,439)

Net income taxes paid	$(891)	$(3,834)

Assets obtained by entering into capital leases	$15,637	$2,281

See notes to condensed consolidated financial statements.

7-ELEVEN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2004

(UNAUDITED)

1.	BASIS OF PRESENTATION

The condensed consolidated balance sheet as of March 31, 2004, and the condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 2003 and 2004, have been prepared by 7-Eleven, Inc. (the “Company”) without audit. In the opinion of management, all adjustments necessary to present fairly the financial position at March 31, 2004, and the results of operations and cash flows for all periods presented have been made. Certain prior-period amounts have been reclassified to conform to current-period presentation. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

The reported results of operations include the operations of approximately 5,800 convenience stores that are operated or franchised in the United States and Canada by the Company along with royalty income from worldwide 7-Eleven area licensees. Historically, sales and cost of goods sold of stores operated by franchisees have been included with the operations of Company-operated stores in the condensed consolidated statements of earnings. Gross profit from franchise stores is split between the Company and its franchisees pursuant to the terms of franchise agreements.

Effective January 1, 2004, the Company was required to adopt the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51,” (“FIN 46”) and the subsequent revision to FIN 46 (“FIN 46R”). The Company’s franchisees are independent contractors in whom the Company is deemed to have a controlling financial interest, as defined by FIN 46R. Accordingly, the assets, liabilities, equity and results of operations of these stores are consolidated into the Company’s condensed consolidated financial statements. The prior year presentation of financial position, results of operations and cash flows has been reclassified to conform to the current-year consolidation presentation (see Note 2). Prior to the issuance of FIN 46, the criteria for consolidation were prescribed by Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and were based on control through ownership of voting interests.

The condensed consolidated balance sheet as of December 31, 2003, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The notes accompanying the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, include accounting policies and additional information pertinent to an understanding of both the December 31, 2003, balance sheet and the interim financial statements. The information has not changed except as a result of normal transactions in the three months ended March 31, 2004, and as discussed in the notes herein.

2.	STORES OPERATED BY FRANCHISEES

Approximately 3,300 of the Company’s convenience stores are operated by franchisees as of March 31, 2004. The gross profit of franchise stores is split between the Company and its franchisees. The Company’s share of the gross profit of franchise stores is its ongoing royalty, generally approximating 50% to 52% of the merchandise gross profit of the store. This is charged to the franchisee for the license to use the 7-Eleven operating system and trademarks, for the lease and use of the store premises and equipment, and for ongoing services provided by the Company. These services include financing, bookkeeping, advertising, contractual indemnification, business counseling and other services. The Company also provides financing of a franchisee’s merchandise inventory and other operating items, which is collateralized by the store inventory and the franchisee’s receipts from store operations. The receipts are deposited in a bank account belonging to the Company. The franchisee’s share of the gross profit generally approximates 48% to 50% of the merchandise gross profit of the store which is used by the franchisee to pay operating expenses of the franchisee’s store. The Company includes the franchisee’s share of gross profit in operating, selling, general and administrative (“OSG&A”) expenses in the accompanying condensed consolidated statements of earnings. Some franchisees pay an advertising fee of .5% to 1.5% of gross profit, depending on the total gross profit of the store.

With regard to gasoline sales, the franchise agreements in most instances require the Company to pay the franchisee one cent per gallon sold as compensation for measuring and reporting deliveries of gasoline, conducting pricing surveys of competitors, changing the price displays and cleaning the service areas. The Company has implemented a non-contractual policy under which it pays its franchisees the greater of (a) 1.5 cents per gallon or (b) up to 24% of the gasoline gross profit, depending on the term of the franchise agreement when the store was franchised. The Company can revise this policy at any time but has committed to franchisees to keep the existing policy in place for 2004. These amounts are also included in OSG&A in the accompanying condensed consolidated statements of earnings.

As a result of adopting the provisions of FIN 46 and FIN 46R, the Company changed the presentation of its franchise stores in its condensed consolidated financial statements as of January 1, 2004 (see Note 1). Consolidation of these stores resulted in an after-tax, one-time cumulative effect charge of $5.1 million (net of deferred tax benefit of $3.3 million). This resulted from a change in how the Company is required to recognize franchise fee income for franchise fees financed by the Company. Instead of recognizing these fees in income when the franchisee’s 90-day termination and refund period has passed, the Company recognizes the fees as payments are received from the franchisee (after the 90-day period). Franchise fees that the Company does not finance will continue to be fully recognized in income after the 90-day termination and refund period has expired.

The presentation of the condensed consolidated statements of earnings for the three-month periods ended March 31, 2003 and 2004, has changed slightly as a result of the adoption of FIN 46R. The historically reported franchisee gross profit expense has been eliminated and is now included in OSG&A expenses. The primary components of these expenses for franchised stores are payroll-related items, insurance and business taxes. The net earnings or loss of franchised stores is included in OSG&A because it represents owner compensation.

The components of OSG&A expenses in the accompanying condensed consolidated statements of earnings are as follows:

	Three Months Ended March 31
	2003	2004
	(Dollars in thousands)
Company OSG&A expense	$462,672	$510,023
Franchisee OSG&A expense	165,228	186,797

	$627,900	$696,820

FIN 46 and FIN 46R require the Company’s condensed consolidated balance sheets as of December 31, 2003 and March 31, 2004, to include, among other things, franchisees’ merchandise inventory and minority interest, which represents the franchisees’ equity in the franchise stores. Merchandise inventory costs are determined by the FIFO method for franchisee-operated stores and for Company-operated stores in Canada and by the LIFO method for Company-operated stores in the United States. The prior year presentation of franchisees’ merchandise inventory, minority interest, and other assets and liabilities has been reclassified to conform to the current year presentation.

3.	EQUITY-BASED COMPENSATION

The fair value of each option grant under the Company’s 1995 Stock Incentive Plan (“Stock Incentive Plan”) is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for the options granted: expected life of five years, no dividend yield, risk-free interest rate of 2.65% and expected volatility of 64.98% for the options granted in 2003; expected life of three years, no dividend yield, risk-free interest rate of 2.28% and expected volatility of 46.30% for the options granted in 2004.

In 2003, the Company’s shareholders approved an amendment to its Stock Compensation Plan for Non-Employee Directors (the “Non-Employee Directors Plan”), which provides for the issuance of stock options to the Company’s independent directors. Under the amended Non-Employee Directors Plan, the Company granted stock options in May 2003 at an exercise price that was equal to the fair market value on the date of grant.

The Company has recognized no compensation expense for its stock options as it is accounting for both the Stock Incentive Plan and the Non-Employee Directors Plan under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” If compensation expense had been determined based on the fair value at the grant date for awards under this plan consistent with the method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings and net earnings per common share for the three months ended March 31, 2003 and 2004, would have been reduced to the pro forma amounts indicated in the following table (dollars in thousands, except per-share data):

	Three Months Ended March 31
	2003	2004
Net earnings as reported	$4,956	$4,778
Add: Stock-based compensation expense included in reported net earnings, net of tax	372	394
Less: Total stock-based compensation expense determined under the fair-value-based method for all stock-based awards, net of tax	(1,372)	(1,648)

Pro forma net earnings	$3,956	$3,524
Net earnings per common share as reported
Basic	$.05	$.04
Diluted	.05	.04
Pro forma net earnings per common share
Basic	$.04	$.03
Diluted	.04	.03

4.	COMPREHENSIVE EARNINGS

The components of comprehensive earnings of the Company for the periods presented are as follows (in thousands):

	Three Months Ended March 31
	2003	2004
Net earnings	$4,956	$4,778
Other comprehensive earnings (loss):
Unrealized loss on equity securities (net of ($353) and ($73) deferred taxes)	(469)	(114)
Reclassification adjustments for gains included in net earnings (net of $215 and $294 deferred taxes)	(285)	(459)
Unrealized net gain related to interest rate swap (net of $1,086 and $520 deferred taxes)	1,216	386
Foreign currency translation adjustments	7,385	(1,369)

Other comprehensive earnings (loss)	7,847	(1,556)

Total comprehensive earnings	$12,803	$3,222

5.	POSTRETIREMENT BENEFITS

The Company adopted the provisions of SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised December 2003),” (“SFAS No. 132R”) as of December 31, 2003. SFAS No. 132R revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” SFAS No. 132R retains the disclosure requirements contained in the original SFAS No. 132, which it replaces, and also requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans as well as certain interim disclosures.

Information on the Company’s group insurance plan, which provides postretirement medical and dental benefits for all retirees that meet certain criteria, is provided below in accordance with the requirements of SFAS No. 132R:

	Three Months Ended March 31
	2003	2004
	(Dollars in thousands)
Components of Net Periodic Benefit Cost
Service cost	$221	$197
Interest cost	385	330
Amortization of prior service cost	97	97
Amortization of actuarial gain	(708)	(38)

Net periodic benefit cost	$(5)	$586

The total amount of the Company’s contributions paid, and expected to be paid, under its group insurance plan in 2004 has not changed from amounts previously reported.

6.	STORE CLOSINGS, ASSET IMPAIRMENT AND ASSET RETIREMENT OBLIGATIONS

The results of operations of certain owned and leased stores are presented as discontinued operations in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The results of operations of owned stores are presented as discontinued operations beginning in the quarter in which management commits to a plan to close the related store and actively markets the store. The results of operations of a leased store are presented as discontinued operations beginning in the quarter in which the related store ceases operations. The results of operations include related writedowns of stores to estimated net realizable value and accruals for future estimated rent and other expenses in excess of estimated sublease rental income. The Company does not allocate interest expense to discontinued operations. Amounts related to discontinued operations of prior periods have been reclassified to conform to discontinued operations of the current period in the accompanying condensed consolidated statements of earnings.

For the three months ended March 31, 2003 and 2004, the stores presented as discontinued operations had total revenues of $37.6 million and $1.6 million and pretax losses of $3.1 million and $1.4 million, respectively. Losses on disposal, which are included in the loss on discontinued operations, are immaterial for the three-month periods ended March 31, 2003 and 2004.

As of March 31, 2003 and 2004, assets held for sale were $15.9 million and $12.7 million, respectively, and are included in other current assets in the accompanying condensed consolidated balance sheets.

7.	EARNINGS PER SHARE

Computations for basic and diluted earnings per common share are presented below (in thousands, except per-share data):

	Three Months Ended March 31
	2003	2004
BASIC:
Earnings from continuing operations before cumulative effect of accounting change	$6,840	$10,761
Loss on discontinued operations	(1,884)	(846)
Cumulative effect of accounting change	—	(5,137)

Net earnings	$4,956	$4,778

Weighted-average common shares outstanding	104,853	111,837

Earnings per common share from continuing operations before cumulative effect of accounting change	$.07	$.10
Loss per common share on discontinued operations	(.02)	(.01)
Loss per common share on cumulative effect of accounting change	—	(.05)

Net earnings per common share	$.05	$.04

DILUTED:
Earnings from continuing operations before cumulative effect of accounting change	$6,840	$10,761
Add interest on convertible quarterly income debt securities, net of tax (1)	—	—

Earnings from continuing operations plus assumed conversions before cumulative effect of accounting change	6,840	10,761
Loss on discontinued operations	(1,884)	(846)
Cumulative effect of accounting change	—	(5,137)

Net earnings plus assumed conversions	$4,956	$4,778

Weighted-average common shares outstanding (Basic)	104,853	111,837
Add effects of assumed conversions:
Stock options and restricted stock (2)	443	2,670
Convertible quarterly income debt securities (1)	—	—

Weighted-average common shares outstanding plus shares from assumed conversions (Diluted)	105,296	114,507

Earnings per common share from continuing operations before cumulative effect of accounting change	$.07	$.09
Loss per common share on discontinued operations	(.02)	(.01)
Loss per common share on cumulative effect of accounting change	—	(.04)

Net earnings per common share	$.05	$.04

(1)	The 1995 convertible quarterly income debt securities are not assumed converted for the three-month periods ended March 31, 2003 and 2004, as they have an antidilutive effect on earnings per common share. The 1998 convertible quarterly income debt securities, which were converted into 6.5 million shares of 7-Eleven, Inc. common stock in September 2003, are not assumed converted for the three-month period ended March 31, 2003, as they have an antidilutive effect on earnings per common share.

(2)	Stock options for 6.3 million and 2.9 million shares of common stock for the three-month periods ended March 31, 2003 and 2004, respectively, have exercise prices that are greater than the average market price of the common shares for each respective period. Therefore, these shares have not been included in diluted earnings-per-share calculations.

8.	SUBSEQUENT EVENT

On April 22, 2004, the Company sold its headquarters tower, parking garages and related facilities (“Cityplace”) to an outside party for $124.0 million. The Company will lease back a portion of the tower and parking garages that it currently occupies for a term of three years with an option to extend for an additional seven years. Concurrent with the Cityplace sale closing, the Company retired the loan associated with the construction of Cityplace (“Cityplace Term Loan”) using a combination of sale proceeds and available corporate funds. The total retirement of the Cityplace Term Loan was $214.1 million, which was comprised of the outstanding loan balance, accrued interest and fees associated with prepayment of the loan of $7.5 million. The carrying amount of the property and equipment (and associated net rental amounts) that was sold was $104.7 million at the time of closing. The Company will record a pretax gain from the sale of $17.5 million, which will be amortized to income over the life of the lease.

9.	RECENTLY ISSUED ACCOUNTING STANDARDS

On January 12, 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This was in response to a new law regarding prescription drug benefits under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” requires that changes in relevant law be considered in current measurement of postretirement benefit costs. Certain accounting issues related to the federal subsidy remain unclear and significant uncertainties may exist that impair a plan sponsor’s ability to evaluate the direct effects of the new law and the effects on plan participants’ behavior and healthcare costs. Due to these uncertainties, FSP No. 106-1 provides plan sponsors with an opportunity to elect to defer recognizing the effects of the new law in accounting for its retiree health care benefit plans under SFAS No. 106 and to provide related disclosures until authoritative guidance from the FASB on the accounting for the federal subsidy is issued and clarification of other uncertainties is resolved. The Company has elected to defer recognition while evaluating the new law and the pending issuance of authoritative guidance and their effect, if any, on the Company’s financial position, results of operations and financial statement disclosure. Therefore, any measures of the accumulated postretirement benefit obligation or the net periodic postretirement benefit cost do not reflect the effects of the new law, and pending authoritative guidance could require the Company to change previously reported information.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

Shareholders of 7-Eleven, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of 7-Eleven, Inc. and Subsidiaries as of March 31, 2004, and the related condensed consolidated statements of earnings and cash flows for each of the three-month periods ended March 31, 2003 and 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of earnings, shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated January 29, 2004, which included an explanatory paragraph for the adoption of newly issued accounting standards in 2001, 2002 and 2003, and an explanatory paragraph referencing Note 1 to the consolidated financial statements whereby the Company revised the accounting for prepaid phone card sales in its December 31, 2001 and 2002 consolidated financial statements, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PRICEWATERHOUSECOOPERS LLP

Dallas, Texas

May 6, 2004

Item 2.

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

OVERVIEW

7-Eleven, Inc. is the world’s largest operator, franchisor and licensor of convenience stores with over 26,000 stores worldwide. 7-Eleven derives its revenues principally from retail sales of merchandise and gasoline from company- and franchisee-operated stores. We also receive income from monthly royalties based on sales of licensed stores, which are predominantly international. Our primary expenses consist of cost of goods; operating, selling, general and administrative (“OSG&A”) expense; interest expense and income taxes.

We seek to meet the needs of convenience customers and maintain a leadership position in the convenience store industry through leveraging our scale, technology, people and widely recognized brand. In 2004, we will continue to focus on the implementation of our key growth initiatives to improve our operating performance.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Franchisees

Prior to our January 1, 2004 adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51,” (“FIN 46”) and the subsequent revision to FIN 46 (“FIN 46R”), we included merchandise sales and cost of goods sold from stores operated by franchisees with the results of stores we operate in the condensed consolidated statement of earnings. As a result of adopting the provisions of FIN 46 and FIN 46R, we have included the assets, liabilities, equity and results of operations of stores operated by franchisees in our condensed consolidated financial statements. The franchisees are independent contractors in whom we are deemed to have a controlling financial interest, as defined by FIN 46R. Adoption of FIN 46R resulted in an after-tax, one-time cumulative effect charge of $5.1 million (net of deferred tax benefit of $3.3 million). This resulted from a change in how we are required to recognize franchise fee income when we finance the initial franchise fee. Instead of recognizing these fees in income when the franchisee’s 90-day termination and refund period has passed, we recognize the fees as payments are received from the franchisee (after the 90-day period). Franchise fees that we do not finance will continue to be fully recognized in income after the 90-day termination and refund period has expired.

As a result of adopting the provisions of FIN 46R, the presentation of the condensed consolidated statements of earnings for the three-month periods ended March 31, 2003 and 2004 has changed slightly. The historically reported franchisee gross profit expense has been eliminated and is now included in OSG&A expenses. The primary components of these expenses for franchised stores are payroll-related items, insurance and business taxes. The net earnings or loss of franchised stores is included in OSG&A because it represents owner compensation.

FIN 46 and FIN 46R require our condensed consolidated balance sheets as of December 31, 2003 and March 31, 2004, to include, among other things, franchisees’ merchandise inventory and minority interest, which represents the franchisees’ equity in the franchise stores. Merchandise inventory costs are determined by the FIFO method for franchisee-operated stores and for company-operated stores in Canada and by the LIFO method for company-operated stores in the United States. See Notes 1 and 2 to the condensed consolidated financial statements. The prior year presentation of franchisees’ merchandise inventory, minority interest, and other assets and liabilities has been reclassified to conform to the current year presentation.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2004 TO THREE MONTHS ENDED MARCH 31, 2003

We have reclassified certain prior-year amounts to conform to the current-year presentation for all years discussed. See Notes 1 and 6 to the condensed consolidated financial statements.

Net Sales

	Three Months Ended March 31
	2003	2004
Net Sales: (in millions)
Merchandise sales	$1,647.4	$1,792.0
Gasoline sales	816.3	927.6

Total net sales	$2,463.7	$2,719.6
U.S. same store merchandise sales growth	3.7%	6.1%
Gasoline gallons sold (in millions)	501.3	546.6
Gasoline gallon sales change per store	5.0%	6.6%
Average retail price of gasoline per gallon	$1.63	$1.70

Merchandise sales for the three months ended March 31, 2004 increased $144.6 million, or 8.8%, over 2003. U.S. same-store merchandise sales increased 6.1% for the three months ended March 31, 2004, on top of a 3.7% increase for the first quarter of 2003. Key contributors to the merchandise sales growth in 2004 were increases in fresh food, hot and cold beverages, beer and cigarettes.

Gasoline sales for three months ended March 31, 2004 increased $111.3 million, or 13.6%, over 2003. The increased sales were due to a 7-cent increase in the average retail price of gasoline as well as a 6.6% increase in per-store gallons sold in 2004.

Total sales of merchandise and gasoline for the first quarter 2004 benefited just over one percent from the extra day due to leap year. Both the same-store merchandise comparison and the average gallons sold per store comparison are calculated on an average-per-store-day basis and are unaffected by the extra day.

Gross Profit

	Three Months Ended March 31
	2003	2004
Gross Profit: (in millions)
Merchandise gross profit	$568.7	$631.8
Gasoline gross profit	67.7	71.6

Total gross profit	$636.4	$703.4
Merchandise gross profit margin	34.52%	35.26%
Merchandise gross profit growth per store	2.9%	8.3%
Gasoline gross profit margin cents per gallon	13.5	13.1
Gasoline gross profit change per store	55.0%	3.4%

Merchandise gross profit for the three months ended March 31, 2004 was $631.8 million, an increase of $63.1 million, or 11.1%, over 2003. Gross profit margin in 2004 was 35.26% compared to 34.52% in 2003. This increase of 74 basis points was primarily due to changes in product mix and to a lesser extent improvements in write-offs and shortage.

Gasoline gross profit for three months ended March 31, 2004 was $71.6 million, compared to $67.7 million in 2003. Expressed as cents per gallon, our gasoline margin was 13.1 cents for 2004 compared to 13.5 cents for 2003. Solid margin performance combined with volume growth translated into a 3.4% increase in our average gasoline gross profit per store for 2004.

Other Income

Other income consists primarily of area license royalties, Vcom fees and initial franchise fees. Other income for three months ended March 31, 2004 was $31.2 million, an increase of $10.4 million, or 50.6%, from $20.8 million in 2003. Included in this increase is $6.2 million related to the mutual termination of our Vcom check-cashing relationship with Certegy, $2.9 million of increased Vcom fee income and a $1.4 million increase in royalty income from our area licensees. See “—Liquidity and Capital Resources—Vcom.”

OSG&A Expense

The components of OSG&A expenses are as follows:

	Three Months Ended March 31
	2003	2004
	(Dollars in thousands)
Company OSG&A expense	$462,672	$510,023
Franchisee OSG&A expense	165,228	186,797

	$627,900	$696,820

Company OSG&A Expense. The primary components of Company OSG&A are store labor, occupancy (including depreciation) and corporate related expenses. Company OSG&A for the three months ended March 31, 2004 was $510.0 million, an increase of $47.3 million, or 10.2%, from $462.7 million for the first quarter of 2003. We attribute this increase primarily to costs associated with higher occupancy expenses and selling costs.

The ratio of Company OSG&A to revenues remained basically flat at 18.5% for the three months ended March 31, 2004 compared to 18.6% for the first quarter of 2003. Included in 2004 OSG&A was a $4.3 million currency conversion loss. Company OSG&A for 2003 includes a $3.6 million gain related to life insurance proceeds and a $400,000 gain related to currency conversion.

On April 22, 2004, we sold our headquarters tower, parking garages and related facilities (“Cityplace”) to an outside party for $124.0 million. We will lease back a portion of the tower and parking garages that we currently occupy for a term of three years with an option to extend for an additional seven years. Concurrent with the Cityplace sale closing, we retired the loan associated with the construction of Cityplace (“Cityplace Term Loan”). We will record a pretax gain from the sale of $17.5 million, which will be amortized to income over the life of the lease. See “—Liquidity and Capital Resources.”

Franchisee OSG&A Expense. Franchisee OSG&A expense for the three months ended March 31, 2004 was $186.8 million, an increase of $21.6 million, or 13.1%, from $165.2 million in 2003, due to an increase in the number of stores operated by franchisees and the associated compensation expense.

Interest Expense, Net

Net interest expense for the three months ended March 31, 2004 was $20.2 million, an increase of $2.2 million, or 12.3%, from $18.0 million for the three months ended March 31, 2003. The increase is primarily due to additional borrowings of senior subordinated debt (“SEJ Notes”) A portion of the borrowings from the SEJ Notes were used to retire our Senior Subordinated Debentures. As required by SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructuring”, during the period the Senior Subordinated Debentures were outstanding, we did not recognize interest on this debt. Because interest expense is recognized on the SEJ Notes, interest expense increased. Also contributing to the increase was the addition of debt related to real estate leases held by trusts that we consolidated as a result of the adoption of FIN 46 in July 2003. These increases were partially offset by the February 2004 expiration of our interest-rate swaps and lower average borrowings under our commercial paper facility at lower average interest rates.

Income Tax Expense

Income tax expense for three months ended March 31, 2004 was $6.9 million, an increase of $2.5 million, or 57.3%, from $4.4 million in 2003. Our effective tax rate for the first quarter of 2004 and 2003 was 39.0%.

Discontinued Operations

Discontinued operations for the three months ended March 31, 2004 resulted in a loss of $846,000 (net of $541,000 income tax benefit) compared to a loss of $1.9 million (net of $1.2 million income tax benefit) for the same period in 2003. These stores had total revenues of $1.6 million and $37.6 million and pretax operating losses of $1.4 million and $3.1 million for 2004 and 2003, respectively.

Cumulative Effect of Accounting Change

Effective January 1, 2004, we adopted FIN 46R, which resulted in a one-time charge of $5.1 million, net of deferred tax benefit, related to the cumulative effect of the accounting change resulting from the consolidation of our franchisees. See “—Critical Accounting Policies and Estimates—Franchisees.”

Net Earnings

Net earnings for the three months ended March 31, 2004 were $4.8 million or $0.04 per diluted share, compared to $5.0 million, or $0.05 per diluted share in the first quarter of 2003.

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

We expect capital expenditures for 2004, excluding lease commitments, will be between $345 million and $375 million. Anticipated capital expenditures for 2004 are projected to include the areas of new stores, information technology and maintenance. We expect to open approximately 100 stores during 2004.

In April 2004, we retired the Cityplace Term Loan using a combination of proceeds from the sale of Cityplace and available corporate funds. The total retirement of the Cityplace Term Loan was $214.1 million. This was comprised of the outstanding loan balance, accrued interest and fees associated with prepayment of the loan of $7.5 million. The carrying amount of the property and equipment (and associated net rental amounts) that was sold was $104.7 million at the time of closing.

Vcom®

Vcom is our proprietary self-service kiosk solution to meet consumer demands for convenient and continuously available financial services. We believe that Vcom represents a significant market opportunity to offer financial and other services to a segment of our current and future customers. We believe we are uniquely positioned to capitalize on this opportunity because of the demographics of our existing customer base and the large number of our conveniently located stores. Through exclusive agreements with third-party service providers, we offer traditional ATM services, money orders and money transfer services, check-cashing, prepaid phone cards, auto insurance, stored value cards and bill payment services.

As of March 31, 2004 we had approximately 1,000 Vcom kiosks in 7-Eleven stores. In exchange for our granting strategic partners exclusive rights to offer their services or products on our Vcom kiosks, the partners are required to pay us a percentage of the transaction fees and, in certain circumstances, placement fees and/or expense reimbursement. During the first quarter of 2004, we received $7.0 million in placement fees from one of our partners, which is included in deferred income on the condensed consolidated balance sheet. We recognized in income $6.2 million previously classified as deferred income due to the mutual termination of the Vcom check-cashing relationship with Certegy. We entered into an agreement with CashWorks, Inc. to provide check-cashing services to Vcom and transitioned that business to them in early April 2004. At the end of the first quarter, we entered into an arrangement with a commercial bank that provides the cash in the Vcom kiosks. The fee charged to us by the commercial bank for our use of its cash is reflected in our OSG&A expense.

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2004, was $29.6 million compared to net cash used in operating activities of $6.6 million for the three months ended March 31, 2003. We attribute this increase to an increase in earnings before cumulative effect of accounting change and to changes in working capital items. Changes in working capital items were primarily due to the timing of vendor allowance receipts and other receivables, the timing of money order funding and the timing of merchandise and gasoline payables.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2004 was $39.8 million, a decrease of $18.2 million, or 31.3%, from $58.0 million for the three months ended March 31, 2003. The primary driver of the decrease was a $20.9 million decrease in capital expenditures for 2004, partially offset by a decrease in the proceeds from the sale of property and equipment

Cash Flows from Financing Activities

Net cash used in financing activities was $83.3 million for the three months ended March 31, 2004 compared to $96.8 million of net proceeds from financing activities for the first quarter of 2003. Net payments under commercial paper and revolving credit facilities totaled $48.6 million for the three months ended March 31, 2004 compared to net proceeds of $11.6 million for the same time period in 2003. The $100 million of proceeds from issuance of long-term debt in the first quarter of 2003 is from borrowings under the SEJ Notes.

OTHER ISSUES

Expansion into China

During the first quarter of 2004, we finalized an area license agreement for Beijing and the surrounding area in the People’s Republic of China with a recently approved joint venture group. The joint venture is currently comprised of Seven-Eleven Japan, Co., Ltd., Beijing ShouLian (Capital Allied) Commercial Group Co., Ltd., and China National Sugar & Alcohol Group Corporation. The first 7-Eleven store opened in Beijing on April 15, 2004 with additional stores anticipated to open during the second quarter of 2004. As part of this agreement we will recognize approximately $2.0 million in other income during the second quarter of 2004.

Environmental

At March 31, 2004, our estimated undiscounted liability for our environmental costs related to remedial action at existing and previously operated gasoline storage sites and other operating and nonoperating properties where releases of regulated substances have been detected was $36.7 million. We anticipate that substantially all of the future remediation costs for detected releases of regulated substances at remediation sites of which we are aware, as of March 31, 2004, will primarily be incurred within the next five to six years. The estimated liability could change within the near future for several reasons, including (a) revisions to or the creation of governmental requirements, (b) existing remediation projects become fully defined, resulting in revised estimates of the cost to finish the projects and (c) unplanned future failures of underground gasoline storage tank systems.

Under state reimbursement programs, we are eligible to be reimbursed for a portion of future remediation costs, as well as a portion of remediation costs previously incurred. At March 31, 2004, we had recorded a net receivable of $49.8 million for the estimated state reimbursements, of which $28.5 million relates to remediation costs incurred in the State of California. In assessing the probability of state reimbursements, we take into consideration each state’s fund balance, revenue sources, existing claim backlog, status of cleaning activity and claim ranking. As a result of these assessments, the recorded receivable amounts at March 31, 2004, are net of allowances of $11.3 million. The estimated future state reimbursement amounts could change within the near future as governmental requirements and state reimbursement programs continue to be revised or extended.

While we cannot be certain of the timing of our receipt of state reimbursement funds, based on our experience we expect to receive the majority of state reimbursement funds within one to three years after our payment of eligible remediation expenses. This time period assumes that the state administrative procedures for processing such reimbursements have not changed.

The exception to our assumption regarding the timing of when we will receive state reimbursement funds is in California. The California reimbursement program separates claims into four classes: A, B, C and D. Our claims are in class D. As a result of the growing backlog of class D claims and its impact on our estimate of when we will receive funds from the California reimbursement program, we review and periodically adjust the portion of the receivable to reflect our best estimate of the fair value of our California remediation receivable. We have recorded the portion of the receivable that relates to remediation activities that have already been completed at a discount rate of approximately 4.8%. Thus, in addition to the allowance discussed above, the recorded receivable amount is also net of a discount of $19.5 million.

Any revisions to our estimated future remediation expenditures and related state reimbursement amounts could have a material impact on our operations and financial position.

Franchise Agreement Renewal

We have approximately 3,300 franchised stores. We developed a new franchise agreement to replace agreements that expired beginning in December 2003. The new agreement includes a revision to the gross profit split between us and the franchisees and provides for an advertising fee to be paid by the franchisees to us. In addition, the new agreement includes a requirement for a minimum purchase percentage of franchisees’ total purchases from our recommended vendors. The agreement is designed to better align our franchisees with our business strategies involving fresh foods, combined distribution and differentiation and to provide an opportunity to increase profits for our franchisees and us.

A committee of our franchisees has evaluated the economic impact of the new agreement on our franchisees according to a procedure set forth in a 1998 court-approved settlement agreement. On February 23, 2004, this committee advised us that the new agreement satisfies the economic impact standard contained in the settlement agreement. Therefore, existing franchisees—whose agreements have been automatically extended until May 15, 2005—and all other franchisees are being offered the chance to sign the new agreement during 2004. As of March 31, 2004, franchisees operating approximately 1,000 stores have signed the new franchise agreement.

We do not anticipate that the terms of the new agreement will have a material adverse impact on either our franchisees or us.

Recently Issued Accounting Standards

On January 12, 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This was in response to a new law regarding prescription drug benefits under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently,

SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” requires that changes in relevant law be considered in current measurement of postretirement benefit costs. Certain accounting issues related to the federal subsidy remain unclear and significant uncertainties may exist that impair a plan sponsor’s ability to evaluate the direct effects of the new law and the effects on plan participants’ behavior and healthcare costs. Due to these uncertainties, FSP No. 106-1 provides plan sponsors with an opportunity to elect to defer recognizing the effects of the new law in accounting for its retiree health care benefit plans under SFAS No. 106 and to provide related disclosures until authoritative guidance from the FASB on the accounting for the federal subsidy is issued and clarification of other uncertainties is resolved. We have elected to defer recognition while evaluating the new law and the pending issuance of authoritative guidance and their effect, if any, on our financial position, results of operations and financial statement disclosure. Therefore, any measures of the accumulated postretirement benefit obligation or the net periodic postretirement benefit cost do not reflect the effects of the new law, and pending authoritative guidance could require us to change previously reported information.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” above.

Item 4.	Controls and Procedures

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that:

•	Our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms; and

•	There has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no reportable lawsuits or proceedings pending or threatened against the Company, other than as previously reported.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits:

1.	Exhibit 15 — Letter re Unaudited Interim Financial Information. Letter of PricewaterhouseCoopers LLP.

2.	Exhibit 31(1) — Certification by Chief Executive Officer Required by Section 302 of the Sarbanes-Oxley Act.

3.	Exhibit 31(2) — Certification by Chief Financial Officer Required by Section 302 of the Sarbanes-Oxley Act.

4.	Exhibit 32(1) — Certification by Chief Executive Officer Required by Section 906 of the Sarbanes-Oxley Act.

5.	Exhibit 32(2) — Certification by Chief Financial Officer Required by Section 906 of the Sarbanes-Oxley Act.

(b)	8-K Reports:

Date of report	Description
January 29, 2004	Furnished copy of press release issued on January 29, 2004, announcing the Company’s earnings for the fourth quarter and full year ended December 31, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

7-ELEVEN, INC. (Registrant)

Date: May 7, 2004	/s/ JAMES W. KEYES

(Officer) James W. Keyes President and Chief Executive Officer

Date: May 7, 2004	/s/ EDWARD W. MONEYPENNY

(Principal Financial Officer) Edward W. Moneypenny Senior Vice President and Chief Financial Officer