Form 10-Q
period 2004-06-30
7 ELEVEN INC
filed 2004-08-06
CIK 92344

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

112,250,031 shares of common stock, $.0001 par value (the issuer’s only class of common stock), were outstanding as of June 30, 2004.

7-ELEVEN, INC. / INDEX

(i)

7-ELEVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per-share data)

	December 31, 2003	June 30, 2004
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$190,513	$104,069
Accounts receivable	151,171	162,168
Inventories	279,130	285,319
Other current assets	162,847	172,674

Total current assets	783,661	724,230
Property and equipment	2,409,466	2,232,390
Goodwill and other intangible assets	140,412	140,374
Other assets	120,649	100,118

Total assets	$3,454,188	$3,197,112

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$270,747	$324,925
Accrued expenses and other liabilities	567,888	518,500
Long-term debt due within one year	39,828	120,147

Total current liabilities	878,463	963,572
Deferred credits and other liabilities	418,185	429,601
Senior Subordinated Notes due to SEJ	400,000	400,000
Other long-term debt	1,035,490	617,098
Minority interest	82,028	93,836
Convertible quarterly income debt securities	300,000	300,000
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value	—	—
Common stock, $.0001 par value	11	11
Additional capital	1,251,428	1,256,456
Accumulated deficit	(926,013)	(873,519)
Unearned compensation	(796)	(631)
Accumulated other comprehensive earnings	15,392	10,688

Total shareholders’ equity	340,022	393,005

Total liabilities and shareholders’ equity	$3,454,188	$3,197,112

See notes to condensed consolidated financial statements.

7-ELEVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except per-share data)

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2004	2003	2004
REVENUES
Merchandise sales	$1,878,730	$2,034,715	$3,525,084	$3,825,726
Gasoline sales	825,218	1,091,452	1,641,036	2,018,351

Net sales	2,703,948	3,126,167	5,166,120	5,844,077

Other income	24,205	32,827	44,954	64,069

Total revenues	2,728,153	3,158,994	5,211,074	5,908,146

COSTS AND EXPENSES
Merchandise cost of goods sold	1,209,954	1,310,209	2,287,497	2,469,679
Gasoline cost of goods sold	733,431	999,911	1,481,586	1,855,257

Total cost of goods sold	1,943,385	2,310,120	3,769,083	4,324,936
Operating, selling, general and administrative expenses	701,973	755,878	1,330,033	1,452,289
Interest expense, net	17,836	15,760	35,825	35,944

Total costs and expenses	2,663,194	3,081,758	5,134,941	5,813,169

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAX AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	64,959	77,236	76,133	94,977

INCOME TAX EXPENSE	24,573	29,172	28,931	36,091

EARNINGS FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	40,386	48,064	47,202	58,886

LOSS ON DISCONTINUED OPERATIONS (net of tax benefit of $626, $189, $1,815 and $769)	(1,101)	(348)	(2,961)	(1,255)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE (net of tax benefit of $3,284)	—	—	—	(5,137)

NET EARNINGS	$39,285	$47,716	$44,241	$52,494

NET EARNINGS PER COMMON SHARE
BASIC
Earnings from continuing operations before cumulative effect of accounting change	$.38	$.43	$.45	$.53
Loss on discontinued operations	(.01)	(.00)	(.03)	(.01)
Cumulative effect of accounting change	—	—	—	(.05)

Net earnings	$.37	$.43	$.42	$.47

DILUTED
Earnings from continuing operations before cumulative effect of accounting change	$.34	$.39	$.41	$.49
Loss on discontinued operations	(.01)	(.00)	(.02)	(.01)
Cumulative effect of accounting change	—	—	—	(.04)

Net earnings	$.33	$.39	$.39	$.44

See notes to condensed consolidated financial statements.

7-ELEVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(UNAUDITED)

	Six Months Ended June 30
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$44,241	$52,494
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of accounting change	—	5,137
Depreciation and amortization of property and equipment	146,783	162,565
Deferred income taxes (benefit)	9,808	(11,494)
Noncash interest expense	325	571
Foreign currency net conversion gain	(3,773)	(1,118)
Other noncash expense	2,944	802
Net loss (gain) on property and equipment	2,026	(772)
Increase in accounts receivable	(6,012)	(10,012)
Decrease (increase) in inventories	22,745	(6,189)
Decrease in other assets	(20,475)	(3,539)
(Decrease) increase in trade accounts payable and other liabilities	(5,669)	25,358

Net cash provided by operating activities	192,943	213,803

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchases of property and equipment	(117,916)	(84,091)
Proceeds from sales of property and equipment	4,273	125,016
Proceeds from sales of domestic securities	990	1,500
Restricted cash	(7,486)	6,357
Other	74	17

Net cash (used in) provided by investing activities	(120,065)	48,799

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from commercial paper and revolving credit facilities	2,877,527	3,427,996
Payments under commercial paper and revolving credit facilities	(2,972,177)	(3,541,590)
Proceeds from issuance of long-term debt	100,000	—
Principal payments under long-term debt agreements	(18,120)	(218,896)
Increase (decrease) in outstanding checks in excess of cash in bank	2,640	(21,315)
Net proceeds from issuance of common stock	—	4,759
Other	(42)	—

Net cash used in financing activities	(10,172)	(349,046)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	62,706	(86,444)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	126,624	190,513

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$189,330	$104,069

RELATED DISCLOSURES FOR CASH FLOW REPORTING
Interest paid, excluding SFAS No. 15 Interest	$(33,819)	$(37,607)

Net income taxes paid	$(8,234)	$(8,371)

Assets obtained by entering into capital leases	$43,637	$4,391

1998 Yen loan principal and interest payments from restricted cash	$(7,359)	$(8,825)

See notes to condensed consolidated financial statements.

7-ELEVEN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2004

(UNAUDITED)

1. BASIS OF PRESENTATION

The condensed consolidated balance sheet as of June 30, 2004, and the condensed consolidated statements of earnings for the three- and six-month periods ended June 30, 2003 and 2004, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2003 and 2004, have been prepared by 7-Eleven, Inc. (the “Company”) without audit. In the opinion of management, all adjustments necessary to present fairly the financial position at June 30, 2004, and the results of operations and cash flows for all periods presented have been made. Certain prior-period amounts have been reclassified to conform to current-period presentation. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

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

Effective January 1, 2004, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51,” (“FIN 46”) and the subsequent revision to FIN 46 (“FIN 46R”). The Company’s franchisees are independent contractors in whom the Company is deemed to have a controlling financial interest, as defined by FIN 46R. Accordingly, the assets, liabilities, equity and results of operations of these stores are consolidated into the Company’s condensed consolidated financial statements. The prior-year presentation of financial position, results of operations and cash flows has been reclassified to conform to the current-year consolidation presentation (see Note 2). Prior to the issuance of FIN 46, the criteria for consolidation were prescribed by Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and were principally based on control through ownership of voting interests.

The condensed consolidated balance sheet as of December 31, 2003, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The notes accompanying the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, include accounting policies and additional information pertinent to an understanding of both the December 31, 2003, balance sheet and the interim financial statements. The information has not changed except as a result of normal transactions in the six months ended June 30, 2004, and as discussed in the notes herein.

2. STORES OPERATED BY FRANCHISEES

More than 3,300 of the Company’s convenience stores are operated by franchisees as of June 30, 2004. The gross profit of franchise stores is split between the Company and its franchisees. The Company’s share of the gross profit of franchise stores is its ongoing royalty, generally approximating 50% to 52% of the merchandise gross profit of the store. This is charged to the franchisee for the license to use the 7-Eleven operating system and trademarks, for the lease and use of the store premises and equipment, and for ongoing services provided by the Company. These services include financing, bookkeeping, advertising, contractual indemnification, business counseling and other services. The Company also provides financing of a franchisee’s merchandise inventory and other operating items, which is collateralized by the store inventory and the franchisee’s receipts from store operations. The receipts are deposited in a bank account belonging to the Company. The franchisee’s share of the gross profit generally approximates 48% to 50% of the merchandise gross profit of the store, which is used by the franchisee to pay operating expenses of the franchisee’s store. The Company includes the franchisee’s share of gross profit in operating, selling, general and administrative (“OSG&A”) expenses in the accompanying condensed consolidated statements of earnings. Some franchisees pay an advertising fee of .5% to 1.5% of gross profit, depending on the total gross profit of the store.

With regard to gasoline sales, the franchise agreements in most instances require the Company to pay the franchisee one cent per gallon sold as compensation for measuring and reporting deliveries of gasoline, conducting pricing surveys of competitors, changing the price displays and cleaning the service areas. The Company has implemented a non-contractual policy under which it pays its franchisees the greater of (a) 1.5 cents per gallon or (b) up to 24% of the gasoline gross profit, depending on the term of the franchise agreement when the store was franchised. The Company can revise this policy at any time but has committed to franchisees who have signed the Company’s new franchise agreement to keep the existing policy in place for 2004. These amounts are also included in OSG&A in the accompanying condensed consolidated statements of earnings.

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

The presentation of the condensed consolidated statements of earnings changed slightly as a result of the adoption of FIN 46R. The historically reported franchisee gross profit expense was eliminated and is now included in OSG&A expense. The primary components of OSG&A expense for franchised stores are payroll-related items, insurance and business taxes. The net earnings or loss of franchised stores is included in OSG&A because it represents owner compensation.

The components of OSG&A expense in the accompanying condensed consolidated statements of earnings are as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2003	2004	2003	2004
Company OSG&A expense	$506,740	$538,749	$969,264	$1,048,378
Franchisee OSG&A expense	195,233	217,129	360,769	403,911

	$701,973	$755,878	$1,330,033	$1,452,289

FIN 46 and FIN 46R require the Company’s condensed consolidated balance sheets as of December 31, 2003 and June 30, 2004, to include, among other things, franchisees’ merchandise inventory and minority interest, which represents the franchisees’ equity in the franchise stores. Merchandise inventory costs are determined by the FIFO method for franchisee-operated stores and for Company-operated stores in Canada and by the LIFO method for Company-operated stores in the United States. The prior-year presentation of franchisees’ merchandise inventory, minority interest, and other assets and liabilities has been reclassified to conform to the current-year presentation.

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

In 2003, the Company’s shareholders approved an amendment to its Stock Compensation Plan for Non-Employee Directors (the “Non-Employee Directors Plan”), which provides for the issuance of stock options to the Company’s independent directors. Under the amended Non-Employee Directors Plan, the Company granted stock options in May 2003 and May 2004 at exercise prices that were equal to the fair market values on the grant dates.

The Company has recognized no compensation expense for its stock options as it is accounting for both the Stock Incentive Plan and the Non-Employee Directors Plan under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” If compensation expense had been determined based on the fair value at the grant date for awards under this plan consistent with the method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings and net earnings per common share for the three- and six-month periods ended June 30, 2003 and 2004, would have been reduced to the pro forma amounts indicated in the following table (in thousands, except per-share data):

	Three Months Ended June 30		Six Months Ended June 30
	2003	2004	2003	2004
Net earnings as reported	$39,285	$47,716	$44,241	$52,494
Add: Stock-based compensation expense included in reported net earnings, net of tax	468	1,006	838	1,400
Less: Total stock-based compensation expense determined under the fair-value-based method for all stock-based awards, net of tax	(1,667)	(2,422)	(3,037)	(4,223)

Pro forma net earnings	$38,086	$46,300	$42,042	$49,671

Net earnings per common share as reported
Basic	$.37	$.43	$.42	$.47
Diluted	.33	.39	.39	.44
Pro forma net earnings per common share
Basic	$.36	$.41	$.40	$.44
Diluted	.32	.37	.38	.42

4. COMPREHENSIVE EARNINGS

The components of comprehensive earnings of the Company for the periods presented are as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2003	2004	2003	2004
Net earnings	$39,285	$47,716	$44,241	$52,494
Other comprehensive earnings:
Unrealized gains (losses) on equity securities (net of $70, $0, ($283) and ($73) deferred taxes)	109	—	(360)	(114)
Reclassification adjustments for gains included in net earnings (net of $192, $293, $407 and $587 deferred taxes)	(301)	(460)	(586)	(919)
Unrealized gain related to interest rate swap (net of $1,123, $2,209 and $348 deferred taxes)	1,557	—	2,773	386
Foreign currency translation adjustments	10,446	(2,688)	17,831	(4,057)

Other comprehensive earnings (loss)	11,811	(3,148)	19,658	(4,704)

Total comprehensive earnings	$51,096	$44,568	$63,899	$47,790

5. BENEFIT PLANS

Postretirement Benefits - The Company adopted the provisions of SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised December 2003),” (“SFAS No. 132R”) as of December 31, 2003. SFAS No. 132R revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and SFAS No. 106, “Employers’

Accounting for Postretirement Benefits Other Than Pensions.” SFAS No. 132R retains the disclosure requirements contained in the original SFAS No. 132, which it replaces, and also requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans as well as certain interim disclosures.

Information on the Company’s group insurance plan, which provides postretirement medical and dental benefits for all retirees that meet certain criteria, is provided below in accordance with the requirements of SFAS No. 132R (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2003	2004	2003	2004
Components of net periodic benefit cost
Service cost	$221	$196	$442	$393
Interest cost	385	331	770	661
Amortization of prior service cost	96	96	193	193
Amortization of actuarial gain	(707)	(37)	(1,415)	(75)

Net periodic benefit cost (gain)	$(5)	$586	$(10)	$1,172

The total amount of the Company’s contributions paid, and expected to be paid, under its group insurance plan in 2004 has not changed materially from amounts previously reported.

Executive Protection Plan - The Company maintains the Executive Protection Plan (“EPP”), which is a supplementary benefit plan, for certain key employees of the Company. In addition to the disability and life insurance coverage available to all full-time employees of the Company, the EPP participants are eligible for supplemental disability benefits and life insurance coverage before they retire. After they retire, they are eligible for the postretirement income benefits of the EPP. No EPP assets have been accumulated as the Company funds its costs on a cash basis.

The following information on the Company’s EPP is provided:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2004	2003	2004
Components of net periodic benefit cost
Service cost	$199	$211	$399	$423
Interest cost	313	322	626	644
Amortization of prior service cost	117	117	233	233
Amortization of actuarial loss	14	23	29	46

Net periodic benefit cost	$643	$673	$1,287	$1,346

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

The stores presented as discontinued operations had total revenues and pretax losses as follows for the periods presented (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2003	2004	2003	2004
Total revenue	$26,664	$1,005	$65,828	$4,230
Pretax loss	(1,726)	(537)	(4,776)	(2,024)

Losses on disposal, which are included in the loss on discontinued operations, were immaterial for the three- and six-month periods ended June 30, 2003 and 2004. Assets held for sale, which are included in other current assets in the accompanying condensed consolidated balance sheets, were $15.3 million and $11.2 million as of June 30, 2003 and 2004, respectively.

7. EARNINGS PER SHARE

Computations for basic and diluted earnings per common share are presented below (in thousands, except per-share data):

	Three Months Ended June 30		Six Months Ended June 30
	2003	2004	2003	2004
BASIC
Earnings from continuing operations before cumulative effect of accounting change	$40,386	$48,064	$47,202	$58,886
Loss on discontinued operations	(1,101)	(348)	(2,961)	(1,255)
Cumulative effect of accounting change	—	—	—	(5,137)

Net earnings	$39,285	$47,716	$44,241	$52,494

Weighted-average common shares outstanding	104,902	112,028	104,878	111,932

Earnings per common share from continuing operations before cumulative effect of accounting change	$.38	$.43	$.45	$.53
Loss per common share on discontinued operations	(.01)	(.00)	(.03)	(.01)
Loss per common share on cumulative effect of accounting change	—	—	—	(.05)

Net earnings per common share	$.37	$.43	$.42	$.47

DILUTED
Earnings from continuing operations before cumulative effect of accounting change	$40,386	$48,064	$47,202	$58,886
Add interest on convertible quarterly income debt securities, net of tax	2,702	2,137	5,389	4,257

Earnings from continuing operations before cumulative effect of accounting change plus assumed conversions	$43,088	$50,201	$52,591	$63,143
Loss on discontinued operations	(1,101)	(348)	(2,961)	(1,255)
Cumulative effect of accounting change	—	—	—	(5,137)

Net earnings plus assumed conversions	$41,987	$49,853	$49,630	$56,751

Weighted-average common shares outstanding (Basic)	104,902	112,028	104,878	111,932
Add effects of assumed conversions:
Stock options and restricted stock (1)	822	2,870	632	2,770
Convertible quarterly income debt securities	20,924	14,422	20,924	14,422

Weighted-average common shares outstanding plus shares from assumed conversions (Diluted)	126,648	129,320	126,434	129,124

Earnings per common share from continuing operations before cumulative effect of accounting change	$.34	$.39	$.41	$.49
Loss per common share on discontinued operations	(.01)	(.00)	(.02)	(.01)
Loss per common share on cumulative effect of accounting change	—	—	—	(.04)

Net earnings per common share	$.33	$.39	$.39	$.44

(1)	Stock options for 5.0 million, 1.6 million, 6.3 million and 1.6 million shares of common stock for the three- and six-month periods ended June 30, 2003 and 2004, respectively, have exercise prices that are greater than the average market price of the common shares for each respective period. Therefore, these shares have not been included in diluted earnings-per-share calculations.

8. SALE OF CITYPLACE

On April 22, 2004, the Company sold its headquarters tower, parking garages and related facilities (“Cityplace”) to an outside party for $124.0 million. The Company subsequently leased back the portion of the tower and parking garages that it currently occupies for a term of three years with an option to extend for an additional seven years. Concurrent with the Cityplace sale closing, the Company retired the loan associated with the construction of Cityplace (“Cityplace Term Loan”) using a combination of sale proceeds and available corporate funds. The total retirement of the Cityplace Term Loan was $214.1 million, which was comprised of the outstanding loan balance, accrued interest and fees associated with prepayment of the loan of $7.5 million. The carrying amount of the property and equipment (and associated net rental amounts) that was sold was $104.7 million at the time of closing. The Company recorded a pretax gain from the sale of $17.5 million, which is being amortized to income over the three-year life of the lease.

9. VCOM AGREEMENTS

The Company and two of its Vcom partners mutually agreed to terminate their relationships. One of these partners has been replaced with another check-cashing partner. As a result of these terminations, the Company recognized $4.6 million and $10.8 million as other income in the three- and six-month periods ended June 30, 2004, respectively. These funds are related to the Company’s Vcom agreements with its former partners and were being deferred and recognized as income when earned, as specified by the substance of the applicable agreement. The Company does not recognize proceeds it receives until the applicable revenue recognition criteria have been satisfied.

10. OTHER RELATED PARTY TRANSACTIONS

In May 2002, a financial-services subsidiary of SEJ made a personal loan of 227.5 million Japanese yen (approximately $1.75 million) to one of the Company’s non-employee directors. The term of the loan, which is secured by certain shares of stock owned by the director and bears interest at 2.6%, was extended from July 2004 to December 2004.

11. RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2004, the FASB issued FASB Staff Position (“FSP”) FAS No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This was in response to a new law (the “Act”) regarding prescription drug benefits under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” requires that changes in relevant law be considered in the current measurement of postretirement benefit costs. Certain accounting issues related to the federal subsidy remain unclear and significant uncertainties may exist that impair a plan sponsor’s ability to evaluate the direct effects of the Act and the effects on plan participants’ behavior and healthcare costs. Due to these uncertainties, FSP No. 106-1 provides plan sponsors with an opportunity to elect to defer recognizing the effects of the Act in accounting for its retiree health care benefit plans under SFAS No. 106 and to provide related disclosures until authoritative guidance from the FASB on the accounting for the federal subsidy is issued and clarification of other uncertainties is resolved. The Company elected to defer recognition while evaluating the Act and the pending issuance of authoritative guidance and their effect, if any, on the Company’s financial position, results of operations and financial statement disclosure. Therefore, any measures of the accumulated postretirement benefit obligation or the net periodic postretirement benefit cost do not reflect the effects of the Act, and pending authoritative guidance could require the Company to change previously reported information.

In May 2004, the FASB issued FSP FAS No. 106-2, which supersedes FAS No. 106-1. FSP FAS No. 106-2 applies only to sponsors of defined benefit postretirement health care plans for which (a) the employer has concluded that prescription drug benefits available under the plan are actuarially equivalent to Medicare Part D and thus qualify for the subsidy under the Act and (b) the expected subsidy will offset or reduce the employer’s share of the cost of postretirement prescription drug coverage provided by the plan. In general, the FSP concludes that plan sponsors should follow SFAS No. 106 (see Note 5) in accounting for the effects of the Act. Specifically, the effect of the subsidy on benefits attributable to past service cost should be accounted for as an actuarial experience gain and the effect of the subsidy on future costs should be accounted for as a reduction in service cost. For employers such as the Company that elected deferral under FSP FAS No. 106-1, this guidance is effective for the first interim or annual period beginning after June 15, 2004. The Company is continuing to defer recognition of the FSP while evaluating the Act and the pending issuance of authoritative guidance and their effect, if any, on the Company’s financial position, results of operations and financial statement disclosure. However, based on the current design of its postretirement health care plan, the Company believes that it is unlikely that the prescription drug benefits available under its plan will be actuarially equivalent to Medicare Part D, and the Company will therefore not qualify for the subsidy under the Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

    Shareholders of 7-Eleven, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of 7-Eleven, Inc. and Subsidiaries as of June 30, 2004, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 2003 and 2004, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2003 and 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of earnings, shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated January 29, 2004, which included an explanatory paragraph for the adoption of newly issued accounting standards in 2001, 2002 and 2003, and an explanatory paragraph referencing Note 1 to the consolidated financial statements whereby the Company revised the accounting for prepaid phone card sales in its December 31, 2001 and 2002 consolidated financial statements, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PRICEWATERHOUSECOOPERS LLP

Dallas, Texas

July 22, 2004

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

OVERVIEW

We are the world’s largest operator, franchisor and licensor of convenience stores with over 26,500 stores worldwide. We derive our revenues principally from retail sales of merchandise and gasoline from company- and franchisee-operated stores. We also receive income from monthly royalties based on sales at our licensed stores, which are predominantly international. Our primary expenses consist of cost of goods; operating, selling, general and administrative (“OSG&A”) expense; interest expense and income taxes.

We seek to meet the needs of convenience customers and maintain a leadership position in the convenience store industry through leveraging our scale, technology, people and widely recognized brand. In 2004, we are continuing to focus on the implementation of our key growth initiatives, including our model market process and fresh food sales, to improve our operating performance.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Franchisees

Prior to our January 1, 2004, adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51,” (“FIN 46”) and the subsequent revision to FIN 46 (“FIN 46R”), we included merchandise sales and cost of goods sold from stores operated by franchisees with the results of stores we operate in the condensed consolidated statements of earnings. As a result of adopting the provisions of FIN 46 and FIN 46R, we have included the assets, liabilities, equity and results of operations of stores operated by franchisees in our condensed consolidated financial statements. The franchisees are independent contractors in whom we are deemed to have a controlling financial interest, as defined by FIN 46R. Adoption of FIN 46R resulted in an after-tax, one-time cumulative effect charge of $5.1 million (net of deferred tax benefit of $3.3 million). This resulted from a change in how we are required to recognize franchise fee income when we finance the initial franchise fee. Instead of recognizing these fees in income when the franchisee’s 90-day termination and refund period has passed, we recognize the fees as payments are received from the franchisee (after the 90-day period). Franchise fees that we do not finance will continue to be fully recognized in income after the 90-day termination and refund period has expired.

As a result of adopting the provisions of FIN 46R, the presentation of the condensed consolidated statements of earnings has changed slightly. The historically reported franchisee gross profit expense has been eliminated and is now included in OSG&A expense. The primary components of OSG&A expense for franchised stores are payroll-related items, insurance and business taxes. The net earnings or loss of franchised stores is included in OSG&A because it represents owner compensation.

FIN 46 and FIN 46R require our condensed consolidated balance sheets as of December 31, 2003 and June 30, 2004, to include, among other things, franchisees’ merchandise inventory and minority interest, which represents the franchisees’ equity in the franchise stores. Merchandise inventory costs are determined by the FIFO method for franchisee-operated stores and for company-operated stores in Canada and by the LIFO method for company-operated stores in the United States. See Notes 1 and 2 to the condensed consolidated financial statements. The prior-year presentation of franchisees’ merchandise inventory, minority interest, and other assets and liabilities has been reclassified to conform to the current-year presentation.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2004 TO THREE MONTHS ENDED JUNE 30, 2003

We have reclassified certain prior-year amounts to conform to the current-year presentation for all years discussed. See Notes 1, 2 and 6 to the condensed consolidated financial statements.

Net Sales

	Three Months Ended June 30
	2003	2004
Net Sales (in millions):
Merchandise sales	$1,878.7	$2,034.7
Gasoline sales	825.2	1,091.5

Total net sales	$2,703.9	$3,126.2
U.S. same-store merchandise sales growth	1.4%	7.1%
Gasoline gallons sold (in millions)	527.5	559.3
Gasoline gallon sales growth per store	4.1%	4.9%
Average retail price of gasoline per gallon	$1.56	$1.95

Merchandise sales for the three months ended June 30, 2004, increased $156.0 million, or 8.3%, over 2003. U.S. same-store merchandise sales increased 7.1% for the three months ended June 30, 2004, on top of a 1.4% increase for the second quarter of 2003. Key contributors to the merchandise sales growth in 2004 were increases in hot and cold beverages, fresh foods, cigarettes and beer.

Gasoline sales for the three months ended June 30, 2004, increased $266.3 million, or 32.3%, over 2003. The increase in sales was due to a 39-cent increase in the average retail price of gasoline as well as a 4.9% increase in per-store gallons sold in the second quarter of 2004.

Gross Profit

	Three Months Ended June 30
	2003	2004
Gross Profit (in millions):
Merchandise gross profit	$668.8	$724.5
Gasoline gross profit	91.8	91.5

Total gross profit	$760.6	$816.0
Merchandise gross profit margin	35.60%	35.61%
Merchandise gross profit growth per store	2.1%	6.9%
Gasoline gross profit margin cents per gallon	17.4	16.4
Gasoline gross profit growth per store	19.1%	(1.4)%

Merchandise gross profit for the three months ended June 30, 2004, was $724.5 million, an increase of $55.7 million, or 8.3%, over 2003. Gross profit margin in 2004 was 35.61%, which was basically flat when compared to the prior-year quarter.

Gasoline gross profit for the three months ended June 30, 2004, was $91.5 million, compared to $91.8 million in 2003. Expressed as cents-per-gallon, our gasoline margin was 16.4 cents for 2004 compared to 17.4 cents for 2003. In an environment of rising wholesale costs for most of the quarter, our gasoline margin remained solid while our average gasoline gross profit per store decreased only slightly at 1.4% for the three months ended June 30, 2004, when compared to exceptionally strong results in the prior-year quarter.

Other Income

Other income consists primarily of area license royalties, Vcom fees and initial franchise fees. Other income for the three months ended June 30, 2004, was $32.8 million, an increase of $8.6 million, or 35.6%, from $24.2 million in 2003. Included in this increase was $4.6 million related to the mutually agreed-upon termination of our Vcom e-shopping relationship with Cyphermint. We also had an increase of $3.2 million in fees and royalty income from our area licensees (which included an increase of $2.0 million for the licensing fee related to the new Beijing license agreement). See “—Liquidity and Capital Resources—Vcom” and “—Other Issues—Expansion into China.”

OSG&A Expense

The components of OSG&A expense are as follows:

	Three Months Ended June 30
	2003	2004
Company OSG&A expense (in millions)	$506.8	$538.8
Franchisee OSG&A expense	195.2	217.1

	$702.0	$755.9

The ratio of OSG&A to revenues was 23.9% for the three months ended June 30, 2004, compared to 25.7% for the second quarter of 2003.

Company OSG&A Expense. The primary components of Company OSG&A are store labor, occupancy (including depreciation) and corporate-related expenses. Company OSG&A for the three months ended June 30, 2004, was $538.8 million, an increase of $32.0 million, or 6.3%, from $506.8 million for the second quarter of 2003. We attribute this increase primarily to costs associated with higher occupancy expenses and credit card processing fees. Included in Company OSG&A in the three months ended June 30, 2004 was a $5.4 million currency conversion gain. Company OSG&A in the same period for 2003 included a $3.4 million gain related to currency conversion.

On April 22, 2004, we completed the sale of our headquarters tower, parking garages and related facilities (“Cityplace”) to an outside party for $124.0 million. We subsequently leased back the portion of the tower and parking garages that we currently occupy for a term of three years with an option to extend for an additional seven years. Concurrent with the Cityplace sale closing, we retired the loan associated with the construction of Cityplace (“Cityplace Term Loan”). We recorded a pretax gain from the sale of $17.5 million, which is being amortized over the three-year life of the lease. During the three months ended June 30, 2004, we recognized $972,000 of this gain in Company OSG&A. Also included in Company OSG&A is a $7.5 million fee associated with the prepayment of the Cityplace Term Loan. See “—Liquidity and Capital Resources.”

Franchisee OSG&A Expense. Franchisee OSG&A expense for the three months ended June 30, 2004, was $217.1 million, an increase of $21.9 million, or 11.2%, from $195.2 million in 2003, due to compensation expense associated with higher earnings in franchised stores and an increase in the number of stores operated by franchisees.

Interest Expense, Net

Net interest expense for the three months ended June 30, 2004, was $15.8 million, a decrease of $2.0 million, or 11.6%, from $17.8 million for the three months ended June 30, 2003. The decrease is primarily due to the retirement of the Cityplace Term Loan in April 2004, the expiration of our interest-rate swaps in February 2004 and lower average borrowings under our commercial paper facility at lower average interest rates. These decreases were partially offset by additional borrowings of senior subordinated debt (“SEJ Notes”) and the addition of debt related to real estate leases held by trusts that we consolidated in July 2003 as a result of the adoption of FIN 46. A portion of the borrowings from the SEJ Notes was used to retire our Senior Subordinated Debentures in July 2003. As required by SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructuring,” during the period the Senior Subordinated Debentures were outstanding, we did not recognize interest expense on this debt. Because interest expense is recognized on the SEJ Notes, the related interest expense increased.

Income Tax Expense

Income tax expense for the three months ended June 30, 2004, was $29.2 million, an increase of $4.6 million, or 18.7%, from $24.6 million in 2003. Our effective tax rate for the second quarter of both 2004 and 2003 was 37.8%.

Discontinued Operations

Discontinued operations for the three months ended June 30, 2004, resulted in a loss of $348,000 (net of $189,000 income tax benefit) compared to a loss of $1.1 million (net of $626,000 million income tax benefit) for the same period in 2003. These stores had total revenues of $1.0 million and $26.7 million and pretax operating losses of $537,000 and $1.7 million for 2004 and 2003, respectively.

Net Earnings

Net earnings for the three months ended June 30, 2004, were $47.7 million or $0.39 per diluted share, compared to $39.3 million, or $0.33 per diluted share in the second quarter of 2003.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2004 TO SIX MONTHS ENDED JUNE 30, 2003

We have reclassified certain prior-year amounts to conform to the current-year presentation for all years discussed. See Notes 1, 2 and 6 to the condensed consolidated financial statements.

Net Sales

	Six Months Ended June 30
	2003	2004
Net Sales (in millions):
Merchandise sales	$3,525.1	$3,825.7
Gasoline sales	1,641.0	2,018.4

Total net sales	$5,166.1	$5,844.1
U.S. same-store merchandise sales growth	2.5%	6.6%
Gasoline gallons sold (in millions)	1,028.5	1,105.6
Gasoline gallon sales growth per store	4.6%	5.7%
Average retail price of gasoline per gallon	$1.60	$1.83

Merchandise sales for the six months ended June 30, 2004, increased $300.6 million, or 8.5%, over 2003. U.S. same-store merchandise sales increased 6.6% for the six months ended June 30, 2004, on top of a 2.5% increase for the six months ended June 30, 2003. Key contributors to the merchandise sales growth in 2004 were increases in hot and cold beverages, fresh foods, cigarettes and beer.

Gasoline sales for the six months ended June 30, 2004, increased $377.4 million, or 23.0%, over 2003. The increased sales were due to a 23-cent increase in the average retail price of gasoline as well as a 5.7% increase in per-store gallons sold in 2004.

Total sales of merchandise and gasoline for the six months ended June 30, 2004, benefited just over one-half of one percent from the extra day due to leap year. Both the same-store merchandise comparison and the average-gallons-sold-per-store comparison are calculated on an average-per-store-day basis and are unaffected by the extra day.

Gross Profit

	Six Months Ended June 30
	2003	2004
Gross Profit (in millions):
Merchandise gross profit	$1,237.6	$1,356.0
Gasoline gross profit	159.4	163.1

Total gross profit	$1,397.0	$1,519.1
Merchandise gross profit margin	35.11%	35.45%
Merchandise gross profit growth per store	2.4%	7.5%
Gasoline gross profit margin cents per gallon	15.5	14.8
Gasoline gross profit growth per store	32.0%	0.6%

Merchandise gross profit for the six months ended June 30, 2004, was $1,356.0 million, an increase of $118.4 million, or 9.6%, over 2003. Gross profit margin in 2004 was 35.45% compared to 35.11% in 2003. This increase of 34 basis points was primarily due to changes in product mix and, to a lesser extent, improvements in write-offs and shortage. This increase was partially offset by inflation in certain items.

Gasoline gross profit for the six months ended June 30, 2004, was $163.1 million, compared to $159.4 million in 2003. Expressed as cents-per-gallon, our gasoline margin was 14.8 cents for 2004 compared to 15.5 cents for 2003. Volume growth was the primary driver in the 0.6% increase in our average gasoline gross profit per store for the six months ended June 30, 2004.

Other Income

Other income consists primarily of area license royalties, Vcom fees and initial franchise fees. Other income for the six months ended June 30, 2004, was $64.1 million, an increase of $19.1 million, or 42.5%, from $45.0 million in 2003. Included in this increase was $6.2 million related to the mutual termination of our Vcom check-cashing relationship with Certegy, $4.6 million related to the mutually agreed-upon termination of our Vcom e-shopping relationship with Cyphermint, $2.9 million of increased Vcom fee income and $4.6 million in royalty income and fees from our area licenses (which included the $2.0 million licensing fee from Beijing). See “—Liquidity and Capital Resources—Vcom.”

OSG&A Expense

The components of OSG&A expense are as follows:

	Six Months Ended June 30
	2003	2004
Company OSG&A expense (in millions)	$969.3	$1,048.4
Franchisee OSG&A expense	360.7	403.9

	$1,330.0	$1,452.3

The ratio of OSG&A to revenues was 24.6% for the six months ended June 30, 2004, compared to 25.5% for the same period in 2003.

Company OSG&A Expense. The primary components of Company OSG&A are store labor, occupancy (including depreciation) and corporate-related expenses. Company OSG&A for the six months ended June 30, 2004, was $1,048.4 million, an increase of $79.1 million, or

8.2%, from $969.3 million for 2003. We attribute this increase primarily to costs associated with higher occupancy expenses and selling costs. Included in 2004 Company OSG&A was a $1.1 million currency-conversion gain. Company OSG&A for 2003 included a $3.6 million gain related to life insurance proceeds and a $3.8 million gain related to currency conversion.

On April 22, 2004, we completed the sale of our headquarters tower, parking garages and related facilities (“Cityplace”) to an outside party for $124.0 million. We subsequently leased back the portion of the tower and parking garages that we currently occupy for a term of three years with an option to extend for an additional seven years. Concurrent with the Cityplace sale closing, we retired the loan associated with the construction of Cityplace (“Cityplace Term Loan”). We recorded a pretax gain from the sale of $17.5 million, which is being amortized over the three-year life of the lease. During the six months ended June 30, 2004, we recognized $972,000 of this gain in Company OSG&A. Also included in Company OSG&A is a $7.5 million fee associated with the prepayment of the Cityplace Term Loan. See “—Liquidity and Capital Resources.”

Franchisee OSG&A Expense. Franchisee OSG&A expense for the six months ended June 30, 2004, was $403.9 million, an increase of $43.2 million, or 12.0%, from $360.7 million in 2003, due to compensation expense associated with higher earnings in franchised stores and an increase in the number of stores operated by franchisees.

Interest Expense, Net

Net interest expense for the six months ended June 30 2004, was $35.9 million, which was basically flat when compared to $35.8 million for the same period in 2003. Included in the change was an increase primarily resulting from additional borrowings of SEJ Notes. Also contributing to the increase was the addition of debt related to real estate leases held by the trusts that we consolidated as a result of the adoption of FIN 46 in July 2003. These increases were largely offset by the retirement of the Cityplace Term Loan in April 2004, the expiration of our interest-rate swaps in February 2004 and lower average borrowings under our commercial paper facility at lower average interest rates.

Income Tax Expense

Income tax expense for the six months ended June 30, 2004, was $36.1 million, an increase of $7.2 million, or 24.7%, from $28.9 million in 2003. Our effective tax rate for the six-month periods ended June 30, 2004 and 2003 was 38%.

Discontinued Operations

Discontinued operations for the six months ended June 30, 2004, resulted in a loss of $1.3 million (net of $769,000 income tax benefit) compared to a loss of $3.0 million (net of $1.8 million income tax benefit) for the same period in 2003. These stores had total revenues of $4.2 million and $65.8 million and pretax operating losses of $2.0 million and $4.8 million for 2004 and 2003, respectively.

Cumulative Effect of Accounting Change

Effective January 1, 2004, we adopted FIN 46R, which resulted in a one-time charge of $5.1 million, net of deferred tax benefit, related to the cumulative effect of the accounting change resulting from the consolidation of our franchisees. See “—Critical Accounting Policies and Estimates—Franchisees.”

Net Earnings

Net earnings for the six months ended June 30, 2004 were $52.5 million or $0.44 per diluted share, compared to $44.2 million, or $0.39 per diluted share in 2003.

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

We expect capital expenditures for 2004, excluding lease commitments, will be between $345 million and $375 million. Anticipated capital expenditures for 2004 are projected to include the areas of new stores, information technology and maintenance. We expect to open approximately 80 stores during 2004.

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

Vcom®

Vcom is our proprietary self-service kiosk solution to meet consumer demands for convenient and continuously available financial services. We believe that Vcom represents a significant market opportunity to offer financial and other services to a segment of our current and future customers. We believe we are well-positioned to capitalize on this opportunity because of the demographics of our existing customer base and the large number of our conveniently located stores. Through exclusive agreements with third-party service providers, we offer traditional ATM services, money orders and money transfer services, check-cashing, prepaid phone cards, auto insurance, stored value cards and bill payment services.

As of June 30, 2004, we had approximately 1,000 Vcom kiosks in 7-Eleven stores. In exchange for our granting strategic partners exclusive rights to offer their services or products on our Vcom kiosks, the partners are required to pay us a percentage of the transaction fees and, in certain circumstances, placement fees and/or expense reimbursement. During the six months ended June 30, 2004, we received $7.0 million in placement fees from one of our Vcom partners, which is included in deferred income on the condensed consolidated balance sheet. We recognized in income $6.2 million that was previously classified as deferred income due to the mutual termination of the Vcom check-cashing relationship with Certegy. We entered into an agreement with CashWorks, Inc., a subsidiary of General Electric Company, to provide check-cashing services to Vcom and transitioned that business to them in early April 2004. In addition, we recognized $4.6 million that was also previously classified as deferred income related to the mutually agreed-upon termination of our e-shopping relationship with Cyphermint. At the end of the first quarter, we entered into an arrangement with a commercial bank that provides the cash in the Vcom kiosks. The fee charged to us by the commercial bank for our use of its cash is reflected in our Company OSG&A expense.

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2004, was $213.8 million compared to net cash provided by operating activities of $192.9 million for the six months ended June 30, 2003. We attribute this increase of $20.9 million to an increase in earnings before cumulative effect of accounting change and to changes in working capital items. Changes in working capital items were primarily due to the timing of merchandise and gasoline payables.

Cash Flows from Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2004, was $48.8 million, an increase of $168.9 million from net cash used in investing activities of $120.1 million for the six months ended June 30, 2003. The primary drivers of the increase were net proceeds of $122.4 million related to the sale of Cityplace in April 2004 and a decrease of $33.8 million in capital expenditures for 2004 compared to the same period in 2003.

Cash Flows from Financing Activities

Net cash used in financing activities was $349.0 million for the six months ended June 30, 2004, an increase of $338.8 million from $10.2 million for the same period in 2003. Net payments under commercial paper and revolving credit facilities totaled $113.6 million for the six months ended June 30, 2004, compared to net payments of $94.7 million for the same period in 2003, an increase of $18.9 million. Principal payments under long-term debt agreements were $218.9 million for the six months ended June 30, 2004, compared to $18.1 million for the same period in 2003, an increase of $200.8 million. Included in this increase was a payment of $205.7 million for the retirement of the Cityplace Term Loan in April 2004. The $100 million of proceeds from issuance of long-term debt in the six months ended June 30, 2003, was from borrowings under the SEJ Notes.

OTHER ISSUES

Expansion into China

During the first quarter of 2004, we finalized an area license agreement for Beijing and the surrounding area in the People’s Republic of China with an approved joint venture group. The joint venture is comprised of Seven-Eleven Japan, Co., Ltd., Beijing ShouLian (Capital Allied) Commercial Group Co., Ltd., and China National Sugar & Alcohol Group Corporation. The first 7-Eleven store opened in Beijing on April 15, 2004, with a total of five opened during the second quarter of 2004. As part of this agreement, we recognized $2.0 million in other income during the second quarter of 2004.

Environmental

At June 30, 2004, our estimated undiscounted liability for our environmental costs related to remedial action at existing and previously operated gasoline storage sites and other operating and nonoperating properties where releases of regulated substances have been detected was $37.4 million. We anticipate that substantially all of the future remediation costs for detected releases of regulated substances at remediation sites of which we are aware, as of June 30, 2004, will primarily be incurred within the next five to six years. The estimated liability could change within the near future for several reasons, including (a) revisions to or the creation of governmental requirements, (b) existing remediation projects become fully defined, resulting in revised estimates of the cost to finish the projects and (c) unplanned future failures of underground gasoline storage tank systems.

Under state reimbursement programs, we are eligible to be reimbursed for a portion of future remediation costs, as well as a portion of remediation costs previously incurred. At June 30, 2004, we had recorded a net receivable of $48.8 million for the estimated state reimbursements, of which $27.6 million relates to remediation costs incurred in the State of California. In assessing the probability of state reimbursements, we take into consideration each state’s fund balance, revenue sources, existing claim backlog and claim ranking. As a result of these assessments, the recorded receivable amounts at June 30, 2004, are net of allowances of $11.7 million. The estimated future state reimbursement amounts could change within the near future as governmental requirements and state reimbursement programs continue to be revised or extended.

While we cannot be certain of the timing of our receipt of state reimbursement funds, based on our experience we expect to receive the majority of state reimbursement funds within one to three years after our payment of eligible remediation expenses. This time period assumes that the state administrative procedures for processing such reimbursements have not changed.

The exception to our assumption regarding the timing of when we will receive state reimbursement funds is in California. The California reimbursement program separates claims into four classes: A, B, C and D. Our claims are in class D. As a result of the growing backlog of class D claims and its impact on our estimate of when we will receive funds from the California reimbursement program, we review and periodically adjust the portion of the receivable to reflect our best estimate of the fair value of our California remediation receivable. We have recorded the portion of the receivable that relates to remediation activities that have already been completed at a discount rate of approximately 5.28%. Thus, in addition to the allowance discussed above, the recorded receivable amount is also net of a discount of $21.1 million.

Any revisions to our estimated future remediation expenditures and related state reimbursement amounts could have a material impact on our operations and financial position.

Franchise Agreement Renewal

We have more than 3,300 franchised stores. We developed a new franchise agreement to replace agreements that expired beginning in December 2003. The new agreement includes a revision to the gross profit split between us and the franchisees and provides for an advertising fee to be paid by the franchisees to us. In addition, the new agreement includes a requirement for a minimum purchase percentage of franchisees’ total purchases from our recommended vendors. The agreement is designed to better align our franchisees and execute our business model with our business strategies involving fresh foods, combined distribution and differentiation and to provide an opportunity to increase profits for our franchisees and us.

A committee of our franchisees evaluated the economic impact of the new agreement on our franchisees according to a procedure set forth in a 1998 court-approved settlement agreement. On February 23, 2004, this committee advised us that the new agreement satisfied the economic impact standard contained in the settlement agreement. Therefore, all franchisees are being offered the chance to sign the new agreement during 2004. As of June 30, 2004, franchisees operating approximately 2,400 stores had signed the new franchise agreement.

We do not anticipate that the terms of the new agreement will have a material adverse impact on either our franchisees or us.

Recently Issued Accounting Standards

In January 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This was in response to a new law regarding prescription drug benefits under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” requires that changes in relevant law be considered in current measurement of postretirement benefit costs. Certain accounting issues related to the federal subsidy remain unclear and significant uncertainties may exist that impair a plan sponsor’s ability to evaluate the direct effects of the new law and the effects on plan participants’ behavior and healthcare costs. Due to these uncertainties, FSP No. 106-1 provides plan sponsors with an opportunity to elect to defer recognizing the effects of the new law in accounting for its retiree health care benefit plans under SFAS No. 106 and to provide related disclosures until authoritative guidance from the FASB on the accounting for the federal subsidy is issued and clarification of other uncertainties is resolved. We have elected to defer recognition while evaluating the new law and the pending issuance of authoritative guidance and their effect, if any, on our financial position, results of operations and financial statement disclosure. Therefore, any measures of the accumulated postretirement benefit obligation or the net periodic postretirement benefit cost do not reflect the effects of the new law, and pending authoritative guidance could require us to change previously reported information.

In May 2004, the FASB issued FSP FAS No. 106-2, which supersedes FAS No. 106-1. FSP FAS No. 106-2 applies only to sponsors of defined benefit postretirement health care plans for which (a) the employer has concluded that prescription drug benefits available under the plan are actuarially equivalent to Medicare Part D and thus qualify for the subsidy under the Act and (b) the expected subsidy will offset or reduce the employer’s share of the cost of postretirement prescription drug coverage provided by the plan. In general, the FSP concludes that plan sponsors should follow SFAS No. 106 (see Note 5) in accounting for the effects of the Act. Specifically, the effect of the subsidy on benefits attributable to past service cost should be accounted for as an actuarial experience gain and the effect of the subsidy on future costs should be accounted for as a reduction in service cost. For employers such as us that elected deferral under FSP FAS No. 106-1, this guidance is effective for the first interim or annual period beginning after June 15, 2004. We are continuing to defer recognition of the FSP while evaluating the Act and the pending issuance of authoritative guidance and their effect, if any, on our financial position, results of operations and financial statement disclosure. However, based on the current design of our postretirement health care plan, we believe that it is unlikely that the prescription drug benefits available under our plan will be considered to be actuarially equivalent to Medicare Part D, and we therefore do not expect to qualify for the subsidy under the Act.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

Item 4. Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. There have been no significant changes in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter or in other factors that could significantly affect our internal controls over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings.

As we have previously disclosed, we were the subject of an investigation by the District Attorney’s Office of San Joaquin County, California, for allegedly violating the California Health & Safety Code by failing to obtain permits to replace certain monitoring systems for underground storage tanks at seven stores. The allegations were based primarily on the failure of our contractor to comply with these permitting requirements. Subsequently, the District Attorney for San Joaquin County obtained the cooperation of two additional counties, and the investigation was expanded to include issues of operational store-level compliance with environmental regulations.

In May 2004, we reached an agreement to settle these claims. We are working with the California authorities to finalize the settlement documents. In general, the settlement will require us (i) to make certain payments to the State of California and entities designated by the state and (ii) to replace certain underground storage tanks and make related improvements over the next several years. We have fully accrued the amount of these payments. We are incorporating the costs associated with replacing the underground storage tanks and related improvements into our future capital spending plans.

In addition, in June 2004 we were served with a lawsuit filed in the Superior Court of New Jersey for Warren County by the New Jersey Department of Environmental Protection and the Administrator of the New Jersey Spill Compensation Fund. The lawsuit relates to a former chemical manufacturing facility known as the Great Meadows Plant. We purchased the Great Meadows Plant in 1978 and closed the Plant in 1988, but we still own the site.

The lawsuit seeks (i) compensation for damages to New Jersey’s natural resources allegedly caused by conditions at the Great Meadows Plant; (ii) a declaratory judgment for all future cleanup and removal costs and damages; and (iii) reimbursement of the plaintiffs’ costs and fees. Based on a previous settlement agreement that we reached with a large chemical company that formerly owned the site, we expect that the former owner will pay the majority of the costs associated with the new lawsuit. We are cooperating with authorities and pursuing a settlement of this matter.

Item 4. Submission of Matters to a Vote of Security Holders.

On April 21, 2004, we held our annual meeting of shareholders. Each of the 10 nominated directors was elected without contest. In addition, our shareholders ratified the approval of PricewaterhouseCoopers LLP to be our independent auditors for 2004 and approved the Company’s Annual Performance Incentive Plan.

(a)	The votes for and the votes withheld for each of the nominees for director were as follows:

Nominee	For	Withheld
Toshifumi Suzuki	98,482,746	5,212,316
Yoshitami Arai	102,894,277	800,685
Masaaki Asakura	98,485,927	5,209,135
Jay W. Chai	102,470,455	1,224,607
R. Randolph Devening	102,680,659	1,014,403
Gary J. Fernandes	102,499,537	1,195,525
Masaaki Kamata	98,444,568	5,250,494
James W. Keyes	98,521,602	5,173,460
Kazuo Otsuka	98,444,631	5,250,431
Lewis E. Platt	102,680,418	1,014,644

(b)	The votes for, against, abstaining and broker non-votes in connection with the ratification of the appointment of PricewaterhouseCoopers LLP to be our independent auditors for 2004 were as follows:

103,035,059 shares were voted for; 634,316 shares were voted against; 14,687 shares abstained from voting; and no broker non-votes were received.

(c)	The votes for, against, abstaining and broker non-votes in connection with the approval of the Company’s Annual Performance Incentive Plan were as follows:

98,124,878 shares were voted for; 285,313 shares were voted against; 28,003 shares abstained from voting; and 5,256,868 broker non-votes were received.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

1.	Exhibit 15 — Letter re Unaudited Interim Financial Information. Letter of PricewaterhouseCoopers LLP.

2.	Exhibit 31(1) — Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

3.	Exhibit 31(2) — Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

4.	Exhibit 32(1) — Certification by Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

5.	Exhibit 32(2) — Certification by Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

(b)	8-K Reports:

Date of report	Description
April 22, 2004	Furnished copy of press release issued on April 20, 2004, announcing the Company’s earnings for the first quarter ended March 31, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

7-ELEVEN, INC.
(Registrant)

Date: August 6, 2004	/s/ James W. Keyes
(Officer)
James W. Keyes
President and Chief Executive Officer

Date: August 6, 2004	/s/ Edward W. Moneypenny
(Principal Financial Officer)
Edward W. Moneypenny
Senior Vice President and Chief Financial Officer