Form 10-Q
period 2004-09-30
7 ELEVEN INC
filed 2004-11-05
CIK 92344

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

112,916,047 shares of common stock, $.0001 par value (the issuer’s only class of common stock), were outstanding as of September 30, 2004.

7-ELEVEN, INC. / INDEX

Exhibit 10(1) — Credit Agreement, dated as of October 26, 2004, among 7-Eleven, Inc., as Borrower, the Financial Institutions Party Hereto as Lenders or Issuing Banks, Citibank, N.A., as Administrative Agent, Sumitomo Mitsui Banking Corporation, as Syndication Agent, The Bank of Tokyo-Mitsubishi, Ltd., and Wells Fargo Bank, N.A., as Co-Documentation Agents and Citigroup Global Markets Inc., as Sole Lead Arranger (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed October 28, 2004)

Exhibit 15 — Letter re Unaudited Interim Financial Information	Tab 1

Exhibit 31(1) — Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act	Tab 2

Exhibit 31(2) — Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act	Tab 3

Exhibit 32(1) — Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350	Tab 4

Exhibit 32(2) — Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350	Tab 5

(i)

7-ELEVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per-share data)

	December 31, 2003	September 30, 2004
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$190,513	$76,376
Accounts receivable	151,171	159,999
Inventories	279,130	283,805
Other current assets	162,847	194,473

Total current assets	783,661	714,653
Property and equipment	2,409,466	2,227,653
Goodwill and other intangible assets	140,412	174,936
Other assets	120,649	101,623

Total assets	$3,454,188	$3,218,865

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$270,747	$331,964
Accrued expenses and other liabilities	567,888	549,527
Long-term debt due within one year	39,828	37,556

Total current liabilities	878,463	919,047
Deferred credits and other liabilities	418,185	454,526
Senior Subordinated Notes due to SEJ	400,000	400,000
Other long-term debt	1,035,490	589,634
Minority interest	82,028	100,215
Convertible quarterly income debt securities	300,000	300,000
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value	—	—
Common stock, $.0001 par value	11	11
Additional capital	1,251,428	1,265,917
Accumulated deficit	(926,013)	(828,634)
Unearned compensation	(796)	(549)
Accumulated other comprehensive earnings	15,392	18,698

Total shareholders’ equity	340,022	455,443

Total liabilities and shareholders’ equity	$3,454,188	$3,218,865

See notes to condensed consolidated financial statements.

7-ELEVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except per-share data)

(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2004	2003	2004
REVENUES
Merchandise sales	$2,021,146	$2,131,171	$5,542,647	$5,953,278
Gasoline sales	896,558	1,100,365	2,536,836	3,118,153

Net sales	2,917,704	3,231,536	8,079,483	9,071,431
Other income	26,153	29,380	71,103	93,448

Total revenues	2,943,857	3,260,916	8,150,586	9,164,879
COSTS AND EXPENSES
Merchandise cost of goods sold	1,304,377	1,360,393	3,589,538	3,827,670
Gasoline cost of goods sold	806,390	1,017,591	2,287,283	2,872,307

Total cost of goods sold	2,110,767	2,377,984	5,876,821	6,699,977
Operating, selling, general and administrative expenses	755,028	795,403	2,083,942	2,246,430
Interest expense, net	20,985	14,781	56,810	50,725

Total costs and expenses	2,886,780	3,188,168	8,017,573	8,997,132

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAX AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	57,077	72,748	133,013	167,747
INCOME TAX EXPENSE	21,689	26,922	50,545	63,021

EARNINGS FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	35,388	45,826	82,468	104,726
EARNINGS (LOSS) ON DISCONTINUED OPERATIONS (net of tax (expense) benefit of ($476), $635, $1,264 and $1,413)	776	(941)	(2,063)	(2,210)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (net of tax benefit of $6,550, $-, $6,550 and $3,284 )	(10,244)	—	(10,244)	(5,137)

NET EARNINGS	$25,920	$44,885	$70,161	$97,379

NET EARNINGS PER COMMON SHARE
BASIC
Earnings from continuing operations before cumulative effect of accounting change	$.33	$.41	$.79	$.94
Earnings (loss) on discontinued operations	.01	(.01)	(.02)	(.02)
Cumulative effect of accounting change	(.10)	—	(.10)	(.05)

Net earnings	$.24	$.40	$.67	$.87

DILUTED
Earnings from continuing operations before cumulative effect of accounting change	$.29	$.37	$.72	$.86
Earnings (loss) on discontinued operations	.01	(.01)	(.02)	(.02)
Cumulative effect of accounting change	(.08)	—	(.08)	(.04)

Net earnings	$.22	$.36	$.62	$.80

See notes to condensed consolidated financial statements.

7-ELEVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(UNAUDITED)

	Nine Months Ended September 30
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$70,161	$97,379
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of accounting change	10,244	5,137
Depreciation and amortization of property and equipment	226,616	244,242
Other amortization	189	1,179
Deferred income tax expense	6,731	14,747
Noncash interest expense	460	1,032
Foreign currency net conversion loss (gain)	6,156	(2,847)
Other noncash expense	3,413	2,151
Gain on debt redemption	(10,455)	—
Net loss (gain) on property and equipment	297	(2,141)
Decrease (increase) in accounts receivable	24,437	(9,149)
Decrease (increase) in inventories	24,855	(4,675)
Increase in other assets	(13,517)	(16,907)
Increase in trade accounts payable and other liabilities	68,536	78,741

Net cash provided by operating activities	418,123	408,889

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment	(190,026)	(145,003)
Proceeds from sale of property and equipment	13,178	127,539
Proceeds from sale of domestic securities	1,488	2,250
Restricted cash	(12,170)	414
Acquisition of a business	—	(44,743)
Other	82	30

Net cash used in investing activities	(187,448)	(59,513)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from commercial paper and revolving credit facilities	3,975,403	4,319,771
Payments under commercial paper and revolving credit facilities	(4,173,699)	(4,548,030)
Proceeds from issuance of long-term debt	400,000	—
Principal payments under long-term debt agreements	(394,332)	(223,599)
Increase (decrease) in outstanding checks in excess of cash in bank	10,733	(25,827)
Net proceeds from issuance of common stock	132	14,172
Other	(42)	—

Net cash used in financing activities	(181,805)	(463,513)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	48,870	(114,137)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	126,624	190,513

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$175,494	$76,376

RELATED DISCLOSURES FOR CASH FLOW REPORTING
Interest paid, excluding SFAS No.15 Interest	$(52,508)	$(53,500)

Net income taxes paid	$(11,610)	$(46,763)

Assets obtained by entering into capital leases	$45,934	$6,802

1998 Yen loan principal and interest payments from restricted cash	$(7,359)	$(8,825)

See notes to condensed consolidated financial statements.

7-ELEVEN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2004

(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

The condensed consolidated balance sheet as of September 30, 2004, and the condensed consolidated statements of earnings for the three- and nine-month periods ended September 30, 2003 and 2004, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and 2004, have been prepared by 7-Eleven, Inc. (the “Company”) without audit. In the opinion of management, all adjustments necessary to present fairly the financial position at September 30, 2004, and the results of operations and cash flows for all periods presented have been made. Certain prior-period amounts have been reclassified to conform to current-period presentation. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

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

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51,” (“FIN 46”) as of July 1, 2003, and the subsequent revision to FIN 46 (“FIN 46R”) as of January 1, 2004. As defined by FIN 46R, the Company’s franchisees are independent contractors in whom the Company is deemed to have a controlling financial interest. Accordingly, the assets, liabilities, equity and results of operations of these stores are consolidated into the Company’s condensed consolidated financial statements. The prior-year presentation of financial position, results of operations and cash flows has been reclassified to conform to the current-year consolidation presentation (see Note 2). Prior to the issuance of FIN 46, the criteria for consolidation were prescribed by Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and were principally based on control through ownership of voting interests.

The condensed consolidated balance sheet as of December 31, 2003, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The notes accompanying the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, include accounting policies and additional information pertinent to an understanding of both the December 31, 2003, balance sheet and the interim financial statements. The information has not changed except as a result of normal transactions in the nine months ended September 30, 2004, and as discussed in the notes herein.

NOTE 2: STORES OPERATED BY FRANCHISEES

Approximately 3,400 of the Company’s convenience stores are operated by franchisees as of September 30, 2004. The gross profit of franchise stores is split between the Company and its franchisees. The Company’s share of the gross profit of franchise stores is its ongoing royalty, generally approximating 50% to 52% of the merchandise gross profit of the store. This is charged to the franchisee for the license to use the 7-Eleven operating system and trademarks, for the lease and use of the store premises and equipment, and for ongoing services provided by the Company. These services include financing, bookkeeping, advertising, contractual indemnification, business counseling and other services. The Company also provides financing of a franchisee’s merchandise inventory and other operating items, which is collateralized by the store inventory and the franchisee’s receipts from store operations. The receipts are deposited in a bank account belonging to the Company. The franchisee’s share of the gross profit generally approximates 48% to 50% of the merchandise gross profit of the store, which is used by the franchisee to pay operating expenses of the franchisee’s store. The Company includes the franchisee’s share of gross profit in operating, selling, general and administrative (“OSG&A”) expenses in the accompanying condensed consolidated statements of earnings. Some franchisees pay an advertising fee of .5% to 1.5% of gross profit, depending on the total gross profit of the store.

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

The components of OSG&A expense in the accompanying condensed consolidated statements of earnings are as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2004	2003	2004
Company OSG&A expense	$540,985	$564,349	$1,509,419	$1,611,583
Franchisee OSG&A expense	214,043	231,054	574,523	634,847

	$755,028	$795,403	$2,083,942	$2,246,430

FIN 46 and FIN 46R require the Company’s condensed consolidated balance sheets as of December 31, 2003 and September 30, 2004, to include, among other things, franchisees’ merchandise inventory and minority interest, which represents the franchisees’ equity in the franchise stores. Merchandise inventory costs are determined by the FIFO method for franchisee-operated stores and for Company-operated stores in Canada and by the LIFO method for Company-operated stores in the United States. The prior-year presentation of franchisees’ merchandise inventory, minority interest, and other assets and liabilities has been reclassified to conform to the current-year presentation.

NOTE 3: EQUITY-BASED COMPENSATION

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

In 2003, the Company’s shareholders approved an amendment to its Stock Compensation Plan for Non-Employee Directors (the “Non-Employee Directors Plan”), which provides for the issuance of stock options and restricted stock to the Company’s independent directors. Under the amended Non-Employee Directors Plan, the Company granted stock options in May 2003 and May 2004 at exercise prices that were equal to the fair market values on the grant dates.

The Company has recognized no compensation expense for its stock options as it is accounting for both the Stock Incentive Plan and the Non-Employee Directors Plan under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” If compensation expense had been determined based on the fair value at the grant date for awards under this plan consistent with the method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings and net earnings per common share for the three- and nine-month periods ended September 30, 2003 and 2004, would have been reduced to the pro forma amounts indicated in the following table (in thousands, except per-share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2004	2003	2004
Net earnings as reported	$25,920	$44,885	$70,161	$97,379
Add: Stock-based compensation expense included in reported net earnings, net of tax	442	1,147	1,280	2,547
Less: Total stock-based compensation expense determined under the fair-value-based method for all stock-based awards, net of tax	(1,679)	(2,380)	(4,716)	(6,603)

Pro forma net earnings	$24,683	$43,652	$66,725	$93,323

Net earnings per common share as reported
Basic	$.24	$.40	$.67	$.87
Diluted	.22	.36	.62	.80
Pro forma net earnings per common share
Basic	$.23	$.39	$.63	$.83
Diluted	.21	.35	.59	.77

NOTE 4: COMPREHENSIVE EARNINGS

The components of comprehensive earnings of the Company for the periods presented are as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2004	2003	2004
Net earnings	$25,920	$44,885	$70,161	$97,379
Other comprehensive earnings:
Unrealized gains (losses) on equity securities (net of $91, $24, ($192) and ($49) deferred taxes)	143	38	(217)	(76)
Reclassification adjustments for gains included in net earnings (net of $196, $294, $603 and $881 deferred taxes)	(306)	(458)	(892)	(1,377)
Unrealized gain related to interest rate swap (net of $1,201, $3,410 and $348 deferred taxes)	1,524	—	4,297	386
Foreign currency translation adjustments	375	8,430	18,206	4,373

Other comprehensive earnings	1,736	8,010	21,394	3,306

Total comprehensive earnings	$27,656	$52,895	$91,555	$100,685

NOTE 5: BENEFIT PLANS

Postretirement Benefits – The Company adopted the provisions of SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised December 2003),” (“SFAS No. 132R”) as of December 31, 2003. SFAS No. 132R revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” SFAS No. 132R retains the disclosure requirements contained in the original SFAS No. 132, which it replaces, and also requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans as well as certain interim disclosures.

Information on the Company’s group insurance plan, which provides postretirement medical and dental benefits for all retirees that meet certain criteria, is provided below in accordance with the requirements of SFAS No. 132R (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2004	2003	2004
Components of net periodic benefit cost
Service cost	$221	$197	$663	$590
Interest cost	384	330	1,154	991
Amortization of prior service cost	97	97	290	290
Amortization of actuarial gain	(707)	(38)	(2,122)	(113)

Net periodic benefit (gain) cost	$(5)	$586	$(15)	$1,758

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

The following information on the Company’s EPP is provided (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2004	2003	2004
Components of net periodic benefit cost
Service cost	$200	$211	$599	$634
Interest cost	313	322	939	966
Amortization of prior service cost	116	116	349	349
Amortization of actuarial loss	15	23	44	69

Net periodic benefit cost	$644	$672	$1,931	$2,018

NOTE 6: STORE CLOSINGS, ASSET IMPAIRMENT AND ASSET RETIREMENT OBLIGATIONS

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

The stores presented as discontinued operations had total revenues and pretax earnings (losses) as follows for the periods presented (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2004	2003	2004
Total revenue	$25,407	$1,520	$95,733	$10,106
Pretax earnings (loss)	1,252	(1,576)	(3,327)	(3,623)

Losses on disposal, which are included in the loss on discontinued operations, were immaterial for the three- and nine-month periods ended September 30, 2003 and 2004. Assets held for sale, which are included in other current assets in the accompanying condensed consolidated balance sheets, were $13.3 million as of December 31, 2003, and $9.0 million as of September 30, 2004.

NOTE 7: EARNINGS PER SHARE

Computations for basic and diluted earnings per common share are presented below (in thousands, except per-share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2004	2003	2004
BASIC
Earnings from continuing operations before cumulative effect of accounting change	$35,388	$45,826	$82,468	$104,726
Earnings (loss) on discontinued operations	776	(941)	(2,063)	(2,210)
Cumulative effect of accounting change	(10,244)	—	(10,244)	(5,137)

Net earnings	$25,920	$44,885	$70,161	$97,379

Weighted-average common shares outstanding	105,837	112,472	105,201	112,113

Earnings per common share from continuing operations before cumulative effect of accounting change	$.33	$.41	$.79	$.94
Earnings (loss) per common share on discontinued operations	.01	(.01)	(.02)	(.02)
Loss per common share on cumulative effect of accounting change	(.10)	—	(.10)	(.05)

Net earnings per common share	$.24	$.40	$.67	$.87

DILUTED
Earnings from continuing operations before cumulative effect of accounting change	$35,388	$45,826	$82,468	$104,726
Add interest on convertible quarterly income debt securities, net of tax	2,594	2,049	7,983	6,283

Earnings from continuing operations before cumulative effect of accounting change plus assumed conversions	$37,982	$47,875	$90,451	$111,009
Earnings (loss) on discontinued operations	776	(941)	(2,063)	(2,210)
Cumulative effect of accounting change	(10,244)	—	(10,244)	(5,137)

Net earnings plus assumed conversions	$28,514	$46,934	$78,144	$103,662

Weighted-average common shares outstanding (Basic)	105,837	112,472	105,201	112,113
Add effects of assumed conversions:
Stock options and restricted stock (1)	1,728	3,122	997	2,887
Convertible quarterly income debt securities	20,005	14,422	20,615	14,423

Weighted-average common shares outstanding plus shares from assumed conversions (Diluted)	127,570	130,016	126,813	129,423

Earnings per common share from continuing operations before cumulative effect of accounting change	$.29	$.37	$.72	$.86
Earnings (loss) per common share on discontinued operations	.01	(.01)	(.02)	(.02)
Loss per common share on cumulative effect of accounting change	(.08)	—	(.08)	(.04)

Net earnings per common share	$.22	$.36	$.62	$.80

(1)	Stock options for 3.1 million, 1.5 million, 3.9 million and 1.5 million shares of common stock for the three- and nine-month periods ended September 30, 2003 and 2004, respectively, have exercise prices that are greater than the average market price of the common shares for each respective period. Therefore, these shares have not been included in diluted earnings-per-share calculations.

NOTE 8: VCOM AND OTHER AGREEMENTS

Within the first six months of 2004, the Company and two of its Vcom partners mutually agreed to terminate their relationships. One of these partners has been replaced with another check-cashing partner. As a result of these terminations, the Company recognized $10.8 million as other income in the nine-month period ended September 30, 2004. These funds were related to the Company’s Vcom agreements with its former partners and were being deferred and recognized as income when earned, as specified by the substance of the applicable agreement. The Company does not recognize proceeds it receives until the applicable revenue recognition criteria have been satisfied. Because the relationships were terminated, recognition of the income was accelerated.

On August 16, 2004, the Company entered into a new agreement with a major financial services company. Under the terms of the agreement, the Company acquired the business that operates the ATM network currently deployed in its stores for a purchase price (including acquisition costs) of $44.7 million of cash consideration and the assumption of certain contractual lease commitments and other contracts related to the business.

The acquisition is being accounted for under the purchase method. The purchase price includes the acquisition of approximately 4,500 ATM machines (as well as approximately 1,000 warehoused units) and the right to receive all future ATM transaction revenue generated through both these machines and the approximate 1,000 Vcom machines currently owned by the Company. Based on the preliminary purchase price allocation, the Company has recorded an intangible asset of $35.6 million, which will be amortized over the period expected to generate the future cash flows. Amortization expense of $1.1 million has been recognized in the three- and nine-month periods ended September 30, 2004.

NOTE 9: OTHER RELATED PARTY TRANSACTIONS

In May 2002, a financial-services subsidiary of SEJ made a personal loan of 227.5 million Japanese yen (approximately $1.75 million) to one of the Company’s non-employee directors. The term of the loan, which is secured by certain shares of stock owned by the director and bears interest at 2.6%, was extended from July 2004 to December 2004.

NOTE 10: SUBSEQUENT EVENTS

Effective October 8, 2004, the Company terminated certain lease facilities that had provided financing in 1999 and 2001. The financings had been used to construct new stores and acquire operating convenience stores from third parties not affiliated with the Company. After a store was constructed or acquired, the trusts leased the store to the Company for an amount equal to the interest expense on the applicable store’s construction costs or, in the case of operating convenience stores, the acquisition price of the land, building, motor fuels equipment and other fixtures, at LIBOR plus 2.1% for the 1999 facility and LIBOR plus 1.1% for the 2001 facility. The base lease terms under these facilities were set to expire in February 2005 and July 2006, respectively.

The assets, liabilities, non-controlling interests and results of activities of these trusts were consolidated into the Company’s financial statements effective July 1, 2003, as required by FIN 46 (see Note 1). Using available corporate funds, the Company paid $175.6 million to the trusts’ senior lenders to retire the loans and $12.7 million to the non-controlling interests of the trusts as a return on investment. The termination of the lease facilities is expected to result in a pretax charge of approximately $1.2 million to the consolidated statements of earnings in the fourth quarter of 2004. The charge represents the recognition of the remaining deferred loan costs as well as miscellaneous expenses associated with the closing. With the termination of the lease facilities, title to all assets previously owned by the trusts was transferred to the Company.

Effective October 26, 2004, the Company entered into a $200 million unsecured revolving credit agreement (“Credit Agreement”) with a group of lenders. The entire facility may be used to support the issuance of letters of credit or may be drawn for general corporate purposes. This revolving credit facility expires in October 2009. The previously existing $200 million revolving credit facility was terminated concurrent with the execution of the new Credit Agreement, and there were no outstanding borrowings under that facility as of September 30, 2004. The margin applicable to borrowings and letters of credit has been reduced by 0.25% per annum under the new Credit Agreement.

NOTE 11: RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2004, the FASB issued FASB Staff Position FAS No. 106-1 (“FSP 106-1”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This was in response to a new law (the “Act”) regarding prescription drug benefits under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” requires that changes in relevant law be considered in the current measurement of postretirement benefit costs. Certain accounting issues related to the federal subsidy remain unclear and significant uncertainties may exist that impair a plan sponsor’s ability to evaluate the direct effects of the Act and the effects on plan participants’ behavior and healthcare costs. Due to these uncertainties, FSP 106-1 provided plan sponsors with an opportunity to elect to defer recognizing the effects of the Act in accounting for its retiree health care benefit plans under SFAS No. 106 until authoritative guidance from the FASB on the accounting for the federal subsidy is issued and clarification of other uncertainties is resolved. The Company elected to defer recognition while evaluating the Act and the pending issuance of authoritative guidance and their effect, if any, on the Company’s financial position, results of operations and financial statement disclosure. Therefore, any measures of the accumulated postretirement benefit obligation or the net periodic postretirement benefit cost do not reflect the effects of the Act, and pending authoritative guidance could require the Company to change previously reported information.

In May 2004, the FASB issued FASB Staff Position FAS No. 106-2 (“FSP 106-2”), which supersedes FSP 106-1. FSP 106-2 applies only to sponsors of defined benefit postretirement health care plans for which (a) the employer has concluded that prescription drug benefits available under the plan are actuarially equivalent to Medicare Part D and thus qualify for the subsidy under the Act and (b) the expected subsidy will offset or reduce the employer’s share of the cost of postretirement prescription drug coverage provided by the plan. In general, FSP 106-2 concludes that plan sponsors should follow SFAS No. 106 (see Note 5) in accounting for the effects of the Act. Specifically, the effect of the subsidy on benefits attributable to past service cost should be accounted for as an actuarial experience gain and the effect of the subsidy on future costs should be accounted for as a reduction in service cost. The Company adopted the provisions of FSP 106-2 effective July 1, 2004, but is continuing to defer recognition pending issuance of authoritative guidance and its effect, if any, on the Company’s financial position, results of operations and financial statement disclosure. Based on the current design of its postretirement health care plan, the Company believes that it is unlikely that the prescription drug benefits available under its plan will be actuarially equivalent to Medicare Part D, and the Company will therefore not qualify for the subsidy under the Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

        Shareholders of 7-Eleven, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of 7-Eleven, Inc. and Subsidiaries as of September 30, 2004, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 2003 and 2004, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

October 28, 2004

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

OVERVIEW

We are the world’s largest operator, franchisor and licensor of convenience stores with approximately 27,000 stores worldwide. We derive our revenues principally from retail sales of merchandise and gasoline from company- and franchisee-operated stores. We also receive income from monthly royalties based on sales at our licensed stores, which are predominantly international. Our primary expenses consist of cost of goods; operating, selling, general and administrative (“OSG&A”) expense; interest expense and income taxes.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Franchisees

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51,” (“FIN 46”) as of July 1, 2003, and the subsequent revision to FIN 46 (“FIN 46R”) as of January 1, 2004. Prior to the adoption of FIN 46R, we included merchandise sales and cost of goods sold from stores operated by franchisees with the results of stores we operate in the condensed consolidated statements of earnings. As a result of adopting the provisions of FIN 46 and FIN 46R, we have included the assets, liabilities, equity and results of operations of stores operated by franchisees in our condensed consolidated financial statements. The franchisees are independent contractors in whom we are deemed to have a controlling financial interest, as defined by FIN 46R. Adoption of FIN 46R resulted in an after-tax, one-time cumulative effect charge of $5.1 million (net of deferred tax benefit of $3.3 million). This resulted from a change in how we are required to recognize franchise fee income when we finance the initial franchise fee. Instead of recognizing these fees in income when the franchisee’s 90-day termination and refund period has passed, we recognize the fees as payments are received from the franchisee (after the 90-day period). Franchise fees that we do not finance will continue to be fully recognized in income after the 90-day termination and refund period has expired.

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

FIN 46 and FIN 46R require our condensed consolidated balance sheets as of December 31, 2003 and September 30, 2004, to include, among other things, franchisees’ merchandise inventory and minority interest, which represents the franchisees’ equity in the franchise stores. Merchandise inventory costs are determined by the FIFO method for franchisee-operated stores and for company-operated stores in Canada and by the LIFO method for company-operated stores in the United States. See Notes 1 and 2 to the accompanying condensed consolidated financial statements. The prior-year presentation of franchisees’ merchandise inventory, minority interest, and other assets and liabilities has been reclassified to conform to the current-year presentation.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2004 TO THREE MONTHS ENDED SEPTEMBER 30, 2003

We have reclassified certain prior-year amounts to conform to the current-year presentation for all years discussed. See Notes 1, 2 and 6 to the accompanying condensed consolidated financial statements.

Net Sales

	Three Months Ended September 30
	2003	2004
Net Sales (in millions):
Merchandise sales	$2,021.1	$2,131.2
Gasoline sales	896.6	1,100.3

Total net sales	$2,917.7	$3,231.5
U.S. same-store merchandise sales growth	3.0%	4.2%
Gasoline gallons sold (in millions)	547.9	576.5
Gasoline gallon sales growth per store	3.3%	4.0%
Average retail price of gasoline per gallon	$1.64	$1.91

Merchandise sales for the three months ended September 30, 2004, increased $110.0 million, or 5.4%, over 2003. U.S. same-store merchandise sales increased 4.2% for the three months ended September 30, 2004, on top of a 3.0% increase for the third quarter of 2003. Key contributors to the merchandise sales growth in 2004 were increases in hot and cold beverages, fresh foods, beer and cigarettes.

Gasoline sales for the three months ended September 30, 2004, increased $203.8 million, or 22.7%, over 2003. The increase in sales was due to a 27-cent increase in the average retail price of gasoline as well as a 4.0% increase in per-store gallons sold in the third quarter of 2004.

Gross Profit

	Three Months Ended September 30
	2003	2004
Gross Profit (in millions):
Merchandise gross profit	$716.8	$770.8
Gasoline gross profit	90.2	82.8

Total gross profit	$807.0	$853.6
Merchandise gross profit margin	35.46%	36.17%
Merchandise gross profit growth per store	3.0%	6.3%
Gasoline gross profit margin cents per gallon	16.5	14.4
Gasoline gross profit growth per store	33.7%	(9.3)%

Merchandise gross profit for the three months ended September 30, 2004, was $770.8 million, an increase of $54.0 million, or 7.5%, over 2003. Gross profit margin in 2004 was 36.17% compared to 35.46% in 2003. This increase of 71 basis points was primarily due to an increase in commissions largely resulting from our August 2004 acquisition of the business that operates the ATM network currently deployed in our stores. See “—Liquidity and Capital Resources—Vcom and Purchase of ATM Business” and Note 8 to the accompanying condensed consolidated financial statements.

Gasoline gross profit for the three months ended September 30, 2004, was $82.8 million, compared to $90.2 million in 2003. Expressed as cents-per-gallon, our gasoline margin was 14.4 cents for 2004 compared to 16.5 cents for 2003. This decrease in gasoline margin was the primary driver in our lower gasoline gross profit in 2004. In an environment of rising wholesale costs for most of the quarter, our gasoline margin was solid when compared to exceptionally strong results in the prior-year quarter.

Other Income

Other income consists primarily of area license royalties, Vcom fees and initial franchise fees. Other income for the three months ended September 30, 2004, was $29.4 million, an increase of $3.2 million, or 12.3%, from $26.2 million in 2003. Included in this increase was $2.2 million related to initial franchisee fees, which resulted from more franchised stores and higher average franchise fees during the quarter ended September 30, 2004.

OSG&A Expense

The components of OSG&A expense are as follows (in millions):

	Three Months Ended September 30
	2003	2004
Company OSG&A expense	$541.0	$564.3
Franchisee OSG&A expense	214.0	231.1

	$755.0	$795.4

The ratio of OSG&A to revenues was 24.4% for the three months ended September 30, 2004, compared to 25.6% for the third quarter of 2003.

Company OSG&A Expense. The primary components of Company OSG&A are store labor, occupancy (including depreciation) and corporate-related expenses. Company OSG&A for the three months ended September 30, 2004, was $564.3 million, an increase of $23.3 million, or 4.3%, from $541.0 million for the third quarter of 2003. We attribute this increase primarily to costs associated with higher occupancy expenses, compensation expense, ATM incremental costs and credit card processing fees, which were partially offset by lower advertising expenses and environmental charges. The decrease in advertising expenses in 2004 was related to the provision in our new franchise agreement whereby some franchisees now pay an advertising fee based on a percentage of gross profit of their store. Included in Company OSG&A in the three months ended September 30, 2004, was a $1.7 million currency conversion gain. Company OSG&A in the same period for 2003 included a $9.9 million loss related to currency conversion. In addition, the three months ended September 30, 2003, included a gain of $10.5 million on debt extinguishment related to the retirement of the senior subordinated debentures. See “—Other Issues—Franchise Agreement Renewal,” “—Liquidity and Capital Resources—Vcom and Purchase of ATM Business” and Notes 2 and 8 to the accompanying condensed consolidated financial statements.

Franchisee OSG&A Expense. Franchisee OSG&A expense for the three months ended September 30, 2004, was $231.1 million, an increase of $17.1 million, or 8.0%, from $214.0 million in 2003, due to compensation expense associated with higher earnings in franchised stores and an increase in the number of stores operated by franchisees.

Interest Expense, Net

Net interest expense for the three months ended September 30, 2004, was $14.8 million, a decrease of $6.2 million, or 29.6%, from $21.0 million for the three months ended September 30, 2003. The decrease is primarily due to the retirement of the Cityplace Term Loan in April 2004 and the expiration of our interest-rate swaps in February 2004.

Income Tax Expense

Income tax expense for the three months ended September 30, 2004, was $26.9 million, an increase of $5.2 million, or 24.0%, from $21.7 million in 2003 due to higher earnings in 2004 as well as an increase in the effective tax rate, which more than offset the tax benefit resulting from the expiration of the statute of limitations related to the 2000 tax-year. Our effective tax rate for the third quarter of 2004, including the tax benefit, was 37.0% as compared to 38.0% in the prior-year quarter.

Discontinued Operations

Discontinued operations for the three months ended September 30, 2004, resulted in a loss of $941,000 (net of $635,000 income tax benefit) compared to a gain of $776,000 (net of $476,000 income tax expense) for the same period in 2003. These stores had total revenues of $1.5 million and $25.4 million, a pretax operating loss of $1.6 million and a pretax operating gain of $1.3 million for the three-month periods ended September 30, 2004 and 2003, respectively.

Net Earnings

Net earnings for the three months ended September 30, 2004, were $44.9 million or $0.36 per diluted share, compared to $25.9 million, or $0.22 per diluted share in the third quarter of 2003.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2004 TO NINE MONTHS ENDED SEPTEMBER 30, 2003

We have reclassified certain prior-year amounts to conform to the current-year presentation for all years discussed. See Notes 1, 2 and 6 to the accompanying condensed consolidated financial statements.

Net Sales

	Nine Months Ended September 30
	2003	2004
Net Sales (in millions):
Merchandise sales	$5,542.7	$5,953.3
Gasoline sales	2,536.8	3,118.1

Total net sales	$8,079.5	$9,071.4
U.S. same-store merchandise sales growth	2.6%	5.7%
Gasoline gallons sold (in millions)	1,575.9	1,681.8
Gasoline gallon sales growth per store	4.1%	5.1%
Average retail price of gasoline per gallon	$1.61	$1.85

Merchandise sales for the nine months ended September 30, 2004, increased $410.6 million, or 7.4%, over 2003. U.S. same-store merchandise sales increased 5.7% for the nine months ended September 30, 2004, on top of a 2.6% increase for the nine months ended September 30, 2003. Key contributors to the merchandise sales growth in 2004 were increases in hot and cold beverages, fresh foods, beer and cigarettes.

Gasoline sales for the nine months ended September 30, 2004, increased $581.3 million, or 22.9%, over 2003. The increased sales were due to a 24-cent increase in the average retail price of gasoline as well as an increase of 100 basis points in per-store gallons sold in 2004.

Total sales of merchandise and gasoline for the nine months ended September 30, 2004, benefited less than one-half of one percent from the extra day due to leap year. Both the same-store merchandise comparison and the average-gallons-sold-per-store comparison are calculated on an average-per-store-day basis and are unaffected by the extra day.

Gross Profit

	Nine Months Ended September 30
	2003	2004
Gross Profit (in millions):
Merchandise gross profit	$1,953.1	$2,125.6
Gasoline gross profit	249.6	245.8

Total gross profit	$2,202.7	$2,371.4
Merchandise gross profit margin	35.24%	35.70%
Merchandise gross profit growth per store	2.6%	7.0%
Gasoline gross profit margin cents per gallon	15.8	14.6
Gasoline gross profit growth per store	32.6%	(3.0)%

Merchandise gross profit for the nine months ended September 30, 2004, was $2,125.6 million, an increase of $172.5 million, or 8.8%, over 2003. Gross profit margin in 2004 was 35.70% compared to 35.24% in 2003. This increase of 46 basis points was primarily due to an increase in commissions largely resulting from our August 2004 acquisition of the business that operates the ATM network currently deployed in our stores and, to a lesser extent, changes in product mix. See “—Liquidity and Capital Resources—Vcom and Purchase of ATM Business” and Note 8 to the accompanying condensed consolidated financial statements.

Gasoline gross profit for the nine months ended September 30, 2004, was $245.8 million, compared to $249.6 million in 2003. Expressed as cents-per-gallon, our gasoline margin was 14.6 cents for 2004 compared to 15.8 cents for 2003. The decrease in gross profit primarily resulted from lower margins, which were largely offset by volume growth. In an environment of rising wholesale costs for most of the nine-month period, our gasoline margin was solid when compared to exceptionally strong results in the prior year.

Other Income

Other income consists primarily of area license royalties, Vcom fees and initial franchise fees. Other income for the nine months ended September 30, 2004, was $93.4 million, an increase of $22.3 million, or 31.4%, from $71.1 million in 2003. Included in this increase was $6.2 million related to the mutual termination of our Vcom check-cashing relationship with Certegy, $4.6 million related to the mutually agreed-upon termination of our Vcom e-shopping relationship with Cyphermint, $2.4 million of increased franchise fees, $1.9 million of increased Vcom fee income and $5.5 million in royalty income and fees from our area licenses (which included the $2.0 million licensing fee from Beijing). See “—Liquidity and Capital Resources—Vcom and Purchase of ATM Business” and Note 8 to the accompanying condensed consolidated financial statements.

OSG&A Expense

The components of OSG&A expense are as follows (in millions):

	Nine Months Ended September 30
	2003	2004
Company OSG&A expense	$1,509.4	$1,611.6
Franchisee OSG&A expense	574.5	634.8

	$2,083.9	$2,246.4

The ratio of total OSG&A to revenues was 24.5% for the nine months ended September 30, 2004, compared to 25.6% for the same period in 2003.

Company OSG&A Expense. The primary components of Company OSG&A are store labor, occupancy (including depreciation) and corporate-related expenses. Company OSG&A for the nine months ended September 30, 2004, was $1,611.6 million, an increase of $102.2 million, or 6.8%, from $1,509.4 million for 2003. We attribute this increase primarily to costs associated with higher occupancy expenses, compensation expense, incremental ATM costs and credit card processing fees, which were partially offset by lower advertising expenses and environmental charges. The decrease in advertising expenses in 2004 was related to the provision in our new franchise agreement whereby some franchisees now pay an advertising fee based on a percentage of the gross profit of their store. Included in 2004 Company OSG&A was a $2.8 million currency-conversion gain. Company OSG&A for 2003 included a $3.6 million gain related to life insurance proceeds and a $6.2 million loss related to currency conversion. In addition, the three months ended September 30, 2003, included a gain of $10.5 million on debt extinguishment related to the retirement of the senior subordinated debentures. See “—Other Issues—Franchise Agreement Renewal,” “—Liquidity and Capital Resources—Vcom and Purchase of ATM Business” and Notes 2 and 8 to the accompanying condensed consolidated financial statements.

In April 2004, we completed the sale of our headquarters tower, parking garages and related facilities (“Cityplace”) to an outside party for $124.0 million. We subsequently leased back the portion of the tower and parking garages that we currently occupy for a term of three years with an option to extend for an additional seven years. Concurrent with the Cityplace sale closing, we retired the loan associated with the construction of Cityplace (“Cityplace Term Loan”). We recorded a pretax gain from the sale of $17.5 million, which is being amortized over the three-year life of the lease. During the nine months ended September 30, 2004, we recognized $2.4 million of this gain in Company OSG&A. Also included in Company OSG&A in 2004 is a $7.5 million fee associated with the prepayment of the Cityplace Term Loan. See “—Liquidity and Capital Resources.”

Franchisee OSG&A Expense. Franchisee OSG&A expense for the nine months ended September 30, 2004, was $634.8 million, an increase of $60.3 million, or 10.5%, from $574.5 million in 2003, due to compensation expense associated with higher earnings in franchised stores and an increase in the number of stores operated by franchisees.

Interest Expense, Net

Net interest expense for the nine months ended September 30, 2004, was $50.7 million, a decrease of $6.1 million, or 10.7%, from the $56.8 million for the same period in 2003. Included in the change were decreases primarily resulting from the retirement of the Cityplace Term Loan in April 2004, the expiration of our interest-rate swaps in February 2004 and lower average borrowings under our commercial paper facility. These decreases were largely offset by the addition of debt related to real estate leases held by the trusts that we consolidated as a result of the adoption of FIN 46 in July 2003.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2004, was $63.0 million, an increase of $12.5 million, or 24.7%, from $50.5 million in 2003. The increase was due to higher earnings in 2004 as well as an increase in the effective tax rate, which more than offset the tax benefit resulting from the expiration of the statute of limitations related to the 2000 tax-year. Our effective tax rate, including the tax benefit, was 37.6% and 38.0% for the nine-month periods ended September 30, 2004 and 2003, respectively.

Discontinued Operations

Discontinued operations for the nine months ended September 30, 2004, resulted in a loss of $2.2 million (net of $1.4 million income tax benefit) compared to a loss of $2.1 million (net of $1.3 million income tax benefit) for the same period in 2003. These stores had total revenues of $10.1 million and $95.7 million and pretax operating losses of $3.6 million and $3.3 million for 2004 and 2003, respectively.

Cumulative Effect of Accounting Change

Effective January 1, 2004, we adopted FIN 46R, which resulted in a one-time charge of $5.1 million, net of deferred tax benefit, related to the cumulative effect of the accounting change resulting from the consolidation of our franchisees. See “—Critical Accounting Policies and Estimates—Franchisees” and Note 2 to the accompanying condensed consolidated financial statements.

Net Earnings

Net earnings for the nine months ended September 30, 2004 were $97.4 million or $0.80 per diluted share, compared to $70.2 million, or $0.62 per diluted share in 2003.

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

Due to our purchase of an ATM business in August 2004, we anticipate that our capital expenditures for 2004, excluding lease commitments, will be within a range of $360 million to $390 million. Anticipated capital expenditures for 2004 are projected to include the areas of new stores, information technology and maintenance. See “—Liquidity and Capital Resources—Vcom and Purchase of ATM Business” and Note 8 to the accompanying condensed consolidated financial statements.

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

Effective October 8, 2004, we terminated certain lease facilities that had provided financing in 1999 and 2001. We had used the financings to construct new stores and acquire operating convenience stores from third parties not affiliated with us. After a store was constructed or acquired, the trusts leased the store to us for an amount equal to the interest expense on the applicable store’s construction costs or, in the case of operating convenience stores, the acquisition price of the land, building, motor fuels equipment and other fixtures, at LIBOR plus 2.1% for the 1999 facility and LIBOR plus 1.1% for the 2001 facility. The base lease terms under these facilities were set to expire in February 2005 and July 2006, respectively.

We consolidated the assets, liabilities, non-controlling interests and results of activities of these trusts into our financial statements effective July 1, 2003, as required by FIN 46. Using available corporate funds, we paid $175.6 million to the trusts’ senior lenders to retire the loans and $12.7 million to the non-controlling interests of the trusts as a return on investment. The termination of the lease facilities is expected to result in a pretax charge of approximately $1.2 million to our consolidated statements of earnings in the fourth quarter of 2004. The charge represents the recognition of the remaining deferred loan costs as well as miscellaneous expenses associated with the closing. With the termination of the lease facilities, title to all assets previously owned by the trusts was transferred to us. See Note 10 to the accompanying condensed consolidated financial statements.

Effective October 26, 2004, the Company entered into a $200 million unsecured revolving credit agreement (“Credit Agreement”) with a group of lenders. The entire facility may be used to support the issuance of letters of credit or may be drawn for general corporate purposes. This revolving credit facility expires in October 2009. The previously existing $200 million revolving credit facility was terminated concurrent with the execution of the new Credit Agreement, and there were no outstanding borrowings under that facility as of September 30, 2004. The margin applicable to borrowings and letters of credit has been reduced by 0.25% per annum under the new Credit Agreement.

Vcom® and Purchase of ATM Business

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

As of September 30, 2004, we had approximately 1,000 Vcom kiosks in 7-Eleven stores. In exchange for our granting strategic partners exclusive rights to offer their services or products on our Vcom kiosks, the partners are generally required to pay us a percentage of the transaction fees and, in certain circumstances, placement fees and/or expense reimbursement. During the nine months ended September 30, 2004, we received a total of $11.0 million in placement fees from two of our Vcom partners, of which $8.9 million is included in deferred income on our condensed consolidated balance sheet. We recognized in income $6.2 million that was previously classified as deferred income due to the mutual termination of the Vcom check-cashing relationship with Certegy. We entered into an agreement with CashWorks, Inc., a subsidiary of General Electric Company, to provide check-cashing services to Vcom and transitioned that business to them in early April 2004. In addition, we recognized $4.6 million that was also previously classified as deferred income related to the mutually agreed-upon termination of our e-shopping relationship with Cyphermint. At the end of the first quarter, we entered into an arrangement with a commercial bank that provides the cash in the Vcom kiosks. The fee charged to us by the commercial bank for our use of its cash is reflected in our Company OSG&A expense.

On August 16, 2004, we entered into a new agreement with a major financial services company. Under the terms of the agreement, we acquired the business that operates the ATM network currently deployed in our stores for a purchase price (including acquisition costs) of $44.7 million of cash consideration and the assumption of certain contractual lease commitments and other contracts related to the business. In connection with this acquisition, we entered into an agreement with a commercial lender to provide cash in the ATM machines, similar to the Vcom agreement referred to above.

The acquisition is being accounted for under the purchase method. The purchase price includes the acquisition of approximately 4,500 ATM machines (as well as approximately 1,000 warehoused units) and the right to receive all future ATM transaction revenue generated through both these machines and the approximate 1,000 Vcom machines that we currently own. Based on the preliminary purchase price allocation, we have recorded an intangible asset of $35.6 million, which will be amortized over the period expected to generate the future cash flows. Amortization expense of $1.1 million has been recognized in the three-and nine-month periods ended September 30, 2004. See Note 8 to the accompanying condensed consolidated financial statements.

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2004, was $408.9 million compared to net cash provided by operating activities of $418.1 million for the nine months ended September 30, 2003. We attribute this decrease of $9.2 million primarily to changes in working capital items, partially offset by increased earnings for the nine months ended September 30, 2004. Changes in working capital items were primarily due to the timing of the receipt of vendor allowances.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2004, was $59.5 million, a decrease of $127.9 million from net cash used in investing activities of $187.4 million for the nine months ended September 30, 2003. The primary drivers of the decrease were net proceeds of $122.4 million related to the sale of Cityplace in April 2004 and a decrease of $45.0 million in capital expenditures for 2004 compared to the same period in 2003. Partially offsetting these decreases was an increase of $44.7 million related to the August 2004 acquisition of the ATM business from a financial services company. “See—Liquidity and Capital Resources—Vcom and Purchase of ATM Business” and Note 8 to the accompanying condensed consolidated financial statements.

Cash Flows from Financing Activities

Net cash used in financing activities was $463.5 million for the nine months ended September 30, 2004, an increase of $281.7 million from $181.8 million for the same period in 2003. Included in this change was $400 million of proceeds from issuance of long-term debt in the nine months ended September 30, 2003, which was from borrowings under the SEJ Notes. Net payments under commercial paper and revolving credit facilities totaled $228.3 million for the nine months ended September 30, 2004, compared to net payments of $198.3 million for the same period in 2003, an increase of $30.0 million. Principal payments under long-term debt agreements were $223.6 million for the nine months ended September 30, 2004, compared to $394.3 million for the same period in 2003, a decrease of $170.7 million.

OTHER ISSUES

Expansion into China

During the first quarter of 2004, we finalized an area license agreement for Beijing and the surrounding area in the People’s Republic of China with an approved joint venture group. The joint venture is comprised of Seven-Eleven Japan, Co., Ltd., Beijing ShouLian (Capital Allied) Commercial Group Co., Ltd., and China National Sugar & Alcohol Group Corporation. The first 7-Eleven store opened in Beijing on April 15, 2004, with a total of seven stores opened during the second and third quarters of 2004. As part of this agreement, we recognized $2.0 million in other income during the second quarter of 2004.

Environmental

At September 30, 2004, our estimated undiscounted liability for our environmental costs related to remedial action at existing and previously operated gasoline storage sites and other operating and nonoperating properties where releases of regulated substances have been detected was $37.7 million. We anticipate that substantially all of the future remediation costs for detected releases of regulated substances at remediation sites of which we are aware, as of September 30, 2004, will primarily be incurred within the next five to six years. The estimated liability could change within the near future for several reasons, including (a) revisions to or the creation of governmental requirements, (b) existing remediation projects become fully defined, resulting in revised estimates of the cost to finish the projects and (c) unplanned future failures of underground gasoline storage tank systems.

Under state reimbursement programs, we are eligible to be reimbursed for a portion of future remediation costs, as well as a portion of remediation costs previously incurred. At September 30, 2004, we had recorded a net receivable of $50.4 million for the estimated state reimbursements, of which $30.4 million relates to remediation costs incurred in the State of California. In assessing the probability of state reimbursements, we take into consideration each state’s fund balance, revenue sources, existing claim backlog and claim ranking. As a result of these assessments, the recorded receivable amounts at September 30, 2004, are net of allowances of $11.7 million. The estimated future state reimbursement amounts could change within the near future as governmental requirements and state reimbursement programs continue to be revised or extended.

While we cannot be certain of the timing of our receipt of state reimbursement funds, based on our experience we expect to receive the majority of state reimbursement funds within one to three years after our payment of eligible remediation expenses. This time period assumes that the state administrative procedures for processing such reimbursements have not changed.

The exception to our assumption regarding the timing of when we will receive state reimbursement funds is in California. The California reimbursement program separates claims into four classes: A, B, C and D. Our claims are in class D. As a result of the growing backlog of class D claims and its impact on our estimate of when we will receive funds from the California reimbursement program, we review and periodically adjust the portion of the receivable to reflect our best estimate of the fair value of our California remediation receivable. We have recorded the portion of the receivable that relates to remediation activities that have already been completed at a discount rate of approximately 4.89%. Thus, in addition to the allowance discussed above, the recorded receivable amount is also net of a discount of $19.1 million.

Any revisions to our estimated future remediation expenditures and related state reimbursement amounts could have a material impact on our operations and financial position.

Franchise Agreement Renewal

We have approximately 3,400 franchised stores. We developed a new franchise agreement to replace agreements that expired beginning in December 2003. The new agreement includes a revision to the gross profit split between us and the franchisees and provides for an advertising fee to be paid by the franchisees to us. In addition, the new agreement includes a requirement for a minimum purchase percentage of franchisees’ total purchases from our recommended vendors. The agreement is designed to better align our franchisees and execute our business model with our business strategies involving fresh foods, combined distribution and differentiation and to provide an opportunity to increase profits for our franchisees and us.

A committee of our franchisees evaluated the economic impact of the new agreement on our franchisees according to a procedure set forth in a 1998 court-approved settlement agreement. On February 23, 2004, this committee advised us that the new agreement satisfied the economic impact standard contained in the settlement agreement. Therefore, all franchisees are being offered the chance to sign the new agreement during 2004. As of October 31, 2004, franchisees operating 3,187 stores had signed the new franchise agreement.

We do not anticipate that the terms of the new agreement will have a material adverse impact on either our franchisees or us.

Recently Issued Accounting Standards

In January 2004, the FASB issued FASB Staff Position No. 106-1 (“FSP 106-1”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This was in response to a new law regarding prescription drug benefits under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” requires that changes in relevant law be considered in current measurement of postretirement benefit costs. Certain accounting issues related to the federal subsidy remain unclear and significant uncertainties may exist that impair a plan sponsor’s ability to evaluate the direct effects of the new law and the effects on plan participants’ behavior and healthcare costs. Due to these uncertainties, FSP 106-1 provides plan sponsors with an opportunity to elect to defer recognizing the effects of the new law in accounting for its retiree health care benefit plans under SFAS No. 106 and to provide related disclosures until authoritative guidance from the FASB on the accounting for the federal subsidy is issued and clarification of other uncertainties is resolved. We have elected to defer recognition while evaluating the new law and the pending issuance of authoritative guidance and their effect, if any, on our financial position, results of operations and financial statement disclosure. Therefore, any measures of the accumulated postretirement benefit obligation or the net periodic postretirement benefit cost do not reflect the effects of the new law, and pending authoritative guidance could require us to change previously reported information.

In May 2004, the FASB issued FSP FAS No. 106-2 (“FSP 106-2”), which supersedes FSP 106-1. FSP 106-2 applies only to sponsors of defined benefit postretirement health care plans for which (a) the employer has concluded that prescription drug benefits available under the plan are actuarially equivalent to Medicare Part D and thus qualify for the subsidy under the Act and (b) the expected subsidy will offset or reduce the employer’s share of the cost of postretirement prescription drug coverage provided by the plan. In general, the FSP concludes that plan sponsors should follow SFAS No. 106 (see Note 5) in accounting for the effects of the Act. Specifically, the effect of the subsidy on benefits attributable to past service cost should be accounted for as an actuarial experience gain and the effect of the subsidy on future costs should be accounted for as a reduction in service cost. We adopted the provisions of FSP 106-2 effective July 1, 2004, but we are continuing to defer recognition pending issuance of authoritative guidance and its effect, if any, on our financial position, results of operations and financial statement disclosure. Based on the current design of our postretirement health care plan, we believe that it is unlikely that the prescription drug benefits available under our plan will be actuarially equivalent to Medicare Part D, and we will therefore not qualify for the subsidy under the Act.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

Item 4. Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. There have been no significant changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings.

As we have previously disclosed (see our report on Form 10-Q for the quarter ended June 30, 2004), in June 2004 we were served with a lawsuit filed in the Superior Court of New Jersey for Warren County by the New Jersey Department of Environmental Protection and the Administrator of the New Jersey Spill Compensation Fund. The lawsuit relates to a former chemical manufacturing facility known as the Great Meadows Plant. We purchased the Great Meadows Plant in 1978 and closed the Plant in 1988, but we still own the site.

The lawsuit seeks (i) compensation for damages to New Jersey’s natural resources allegedly caused by conditions at the Great Meadows Plant; (ii) a declaratory judgment for all future cleanup and removal costs and damages; and (iii) reimbursement of the plaintiffs’ costs and fees. Based on a previous settlement agreement that we reached with a large chemical company that formerly owned the site, we expect that the former owner will pay the majority of the costs associated with the new lawsuit. During October 2004, we engaged in preliminary settlement discussions with representatives of the State of New Jersey, and we are continuing to pursue a settlement of this matter.

In addition, as we have previously disclosed (see our report on Form 10-Q for the quarter ended June 30, 2004), we have reached an agreement to settle an environmental proceeding in the State of California. In general, the settlement will require us (i) to make certain payments to the State of California and entities designated by the state and (ii) to replace certain underground storage tanks and make related improvements over the next several years. We have fully accrued the amount of these payments. We are incorporating the costs associated with replacing the underground storage tanks and related improvements into our future capital spending plans. The settlement documents were filed with the court during October 2004, and we anticipate that the court will sign the final order dismissing the proceeding during November 2004.

In addition, we are a defendant in three separate lawsuits that allege contamination of drinking water by methyl tertiary butyl ether (MTBE), a gasoline additive. In each case, the plaintiffs are suing multiple manufacturers and promoters of MTBE, refiners and suppliers of gasoline, and multiple owners and operators of gas facilities for losses arising from the alleged contamination of public water supplies with MTBE. We are alleged to have contributed to the MTBE contamination as a result of unauthorized release(s) from one or more of our gasoline stores in each of the three lawsuits.

The Judicial Panel on Multidistrict Litigation has consolidated each of these cases with similar cases filed throughout the country into one multidistrict litigation court, the U.S. District Court for the Southern District of New York. At this juncture, there has been little information developed about the plaintiffs’ legal theories or the facts that would be relevant to analyzing our potential exposure. We have no reason to believe, based on factual and legal circumstances currently known to us, that these lawsuits will have a material adverse impact on our financial condition.

There are no other reportable suits or proceedings pending or, to the knowledge of the Company, threatened against or affecting the Company, other than as previously reported.

Item 6. Exhibits

1.	Exhibit 10(1) - Credit Agreement, dated as of October 26, 2004, among 7-Eleven, Inc., as Borrower, the Financial Institutions Party Hereto as Lenders or Issuing Banks, Citibank, N.A., as Administrative Agent, Sumitomo Mitsui Banking Corporation, as Syndication Agent, The Bank of Tokyo-Mitsubishi, Ltd., and Wells Fargo Bank, N.A., as Co-Documentation Agents and Citigroup Global Markets Inc., as Sole Lead Arranger (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed October 28, 2004)

2.	Exhibit 15 — Letter re Unaudited Interim Financial Information. Letter of PricewaterhouseCoopers LLP.

3.	Exhibit 31(1) — Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

4.	Exhibit 31(2) — Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

5.	Exhibit 32(1) — Certification by Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

6.	Exhibit 32(2) — Certification by Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

7-ELEVEN, INC.
(Registrant)

Date: November 5, 2004	/s/ James W. Keyes
(Officer)
James W. Keyes
President and Chief Executive Officer

Date: November 5, 2004	/s/ Edward W. Moneypenny
(Principal Financial Officer)
Edward W. Moneypenny
Senior Vice President and Chief Financial Officer