Form 10-K
period 2004-12-31
7 ELEVEN INC
filed 2005-03-16
CIK 92344

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-16626

7-Eleven, Inc.

(Exact name of registrant as specified in its charter)

Texas	75-1085131
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2711 North Haskell Ave., Dallas, Texas	75204-2906
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code, 214-828-7011

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.0001 Par Value	New York Stock Exchange

Securities Registered pursuant to Section 12(g) of the Act: None

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of the common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $497,172,177.

114,314,031 shares of common stock, $.0001 par value (the registrant’s only class of common stock) were outstanding as of March 4, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the listed Parts and Items of Form 10-K: Definitive Proxy Statement for April 27, 2005, Annual Meeting of Shareholders: Part III, items 10, 11, 12, 13 and 14.

*	All or a portion of the information required by this Item is included in this Form 10-K through incorporation by reference to the Registrant’s Proxy Statement for our April 27, 2005, Annual Meeting of Shareholders.

This report includes certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Any statement in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Because these forward-looking statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by these forward-looking statements. We do not intend to assume any duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For additional information about forward-looking statements, see page19.

PART I

Item 1. BUSINESS

GENERAL

We introduced the convenience store concept in 1927, when, as an ice company, our retail outlets began selling milk, bread and eggs. Today, we are the largest convenience store chain in the world. We operate, franchise or license more than 27,500 stores worldwide.

The name “7-ELEVEN®” originated in 1946 when our stores were open from 7 a.m. until 11 p.m. Today, the majority of our stores in the United States and Canada provide approximately 6 million daily customers with 24-hour convenience, seven days a week. Our stores generally range in size from 2,400 to 3,000 square feet and carry about 2,300 to 2,800 items. Please note that throughout this report, when we refer to “our stores,” we mean our company- and franchisee-operated stores in the United States and our company-operated stores in Canada.

Our principal executive offices are located at 2711 North Haskell Avenue, Dallas, Texas 75204. Our telephone number is 214/828-7011. We were incorporated in Texas in 1961 as the successor to an ice business organized in 1927. On April 30, 1999, we changed our name from The Southland Corporation to 7-Eleven, Inc.

Our Internet address is www.7-Eleven.com. We make available through our Web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to those reports filed or furnished under Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

In addition to our Web site, you may read and copy public reports we file with or furnish to the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains our reports, proxy and information statements, and other information that we file electronically with the SEC at www.sec.gov.

For financial reporting purposes, during 2004 we conducted our business in one operating segment: the operating, franchising and licensing of convenience food stores. For specific information about our financial results for 2004, refer to our financial statements on pages 45 to 81.

BUSINESS MODEL

Because of our market position, brand recognition and ability to share best practices with Seven-Eleven Japan, we have developed a business model that we believe is difficult to replicate. The key elements of this model are:

•	A differentiated merchandising strategy;

•	Utilization of our retail information system;

•	Managed distribution, including daily delivery of fresh foods and other time-sensitive products to approximately 5,000 of our stores;

•	Providing a convenient shopping environment; and

•	A unique franchise model.

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

During 2004, we accelerated the implementation of our merchandising strategy—which we call “Retailer Initiative”—through the model market process. The model market process uses advanced training, labor-saving equipment and a concentrated focus on merchandising in order to optimize product assortment. Our stores that have implemented the model market process have outpaced our other stores in overall merchandise sales, fresh food sales, gross profit growth, inventory turns and store results. We expect to have the model market process rolled out in all of our markets by year end 2005. Typically, the time from rollout of the process to full implementation ranges from 12 to 18 months.

Our goal is to maintain consistent, competitive prices on our merchandise. We strive to obtain the lowest possible cost on the items we sell. This enables us to execute an everyday fair pricing strategy and manage our gross profit margin.

Our gasoline strategy is to be competitively priced to maximize gross profit. Because we believe that gasoline represents a convenience need for many customers, we intend to sell gasoline when the location warrants. We expect that approximately one-third of our new stores opening in the United States and Canada over the next few years will sell gasoline.

Utilization of our retail information system. We were the first major convenience store chain in the United States to use an integrated set of retail information technology tools. In designing our retail information system, we adapted the best practices of our largest area licensee, Seven-Eleven Japan. Through the use of this system, our franchisees and store managers are able to:

•	Analyze sales on individual items, sales trends, customer preferences and the factors that affect each of these; and

•	Improve product assortment and eliminate slow-moving items from inventory.

The also system automates various tasks that previously would have required significant resources and time, so our franchisees and store managers can focus on better inventory management and customer service.

All of our stores are able to use the retail information system to place orders. We aggregate these orders at our headquarters and transmit them to our vendors and distributors. The primary focus of our system is to enhance decision-making at each store.

Managed distribution. We are working with our vendors and distributors to consolidate daily delivery of fresh food and other items to our stores, to lower the cost of delivery and to shift some deliveries to off-peak hours. The combined distribution centers, which consolidate orders from multiple suppliers for daily distribution to individual stores, offer a number of advantages over other distribution systems, including:

•	More frequent deliveries of time-sensitive and perishable products such as milk, bread and fresh foods;

•	Off-peak, consolidated deliveries that allow store personnel to focus on store operations and reduce congestion in our typically small parking lots during peak sales times;

•	Customized deliveries and improved in-stock levels; and

•	Access to products that traditionally have not been available to individual convenience stores.

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

Unique franchise model. More than 60% of our stores in the United States are operated by independent franchisees. Our franchise model is different from most others because we own or lease the stores and equipment used by our franchisees. In addition, the ongoing royalties that we receive from our franchisees are based upon a percentage of store gross profit. We believe this model better aligns our interests with those of our franchisees and allows us to provide consistency in the store environment and shopping experience for our customers. We also provide more support to our franchisees than most franchisors, including financing, indemnification, bookkeeping, advertising, business counseling and other services. During 2004, we began offering a new form of franchise agreement to our franchisees. By year end, new franchise agreements covering approximately 3,200 stores—about 95% of our franchised store base—had been signed. For additional information about the new agreement, see “Franchisees,” page 7.

GROWTH STRATEGY

Increasing same-store merchandise sales. Our U.S. same-store merchandise sales growth was 5.3% per store day for 2004 and 3.2% for 2003. Through the fourth quarter of 2004, we have recorded 33 consecutive quarters of U.S. same-store merchandise sales increases. (Note that when calculating our U.S. same-store merchandise sales increase, we include the merchandise sales of both our U.S. company-owned and franchisee-operated stores if they were operating for all days of the periods being compared. New stores, relocated stores or rebuilt stores are not included in the same-store sales calculation until they have recorded merchandise sales for all days of the periods being compared.) To increase same-store merchandise sales, our merchandising team focuses on developing and introducing new products. Our focus on our fresh food offerings is also designed to increase same-store sales by attracting new customers to our stores and increasing transaction size. In addition, by using the retail information system, our merchandising team, franchisees and store managers are better able to increase sales by improving the product assortment in each store.

Expanding in existing markets. Consistent with our strategy of market concentration, our store development efforts are focused on our existing markets to take advantage of population density and traffic. Typically, new stores are concentrated around the combined distribution centers, commissaries and bakeries that allow us to operate more efficiently. We believe that the potential exists for significant expansion in our core urban and suburban markets, and we plan to open approximately 100 to 150 new stores during 2005. We evaluate sites for new stores by focusing on population density, demographics, traffic volume, visibility, ease of access and economic activity in the area.

Providing services for greater convenience to customers. We intend to continue to improve customer convenience through innovative merchandising programs, such as VCOM®, our proprietary self-service kiosk that offers check-cashing, bill payment, money order, money transfer, the 7-ELEVEN® E-CASHSM prepaid MasterCard® card, traditional ATM services, and access to Verizon residential telephone services. In 2005, we anticipate creating co-marketing relationships. We recently entered into such a relationship with H&R Block for the 2005 tax season to drive traffic to our VCOM® financial services kiosks and attract new customers to our stores. We continue to pursue our Vcom strategy, working with third parties to minimize our capital outlays while expanding the range of available services.

Increasing the value of our licenses and expanding internationally. By continuing to develop our infrastructure, we can offer a more attractive financial opportunity to prospective licensees and encourage existing licensees to expand. We believe that these efforts will continue to strengthen the value of our brand. During 2004, our licensees added more than 1,700 licensed store locations worldwide. Our long-range plans include expanding into a number of countries where we currently do not have a presence. In January 2004, we announced that China’s Ministry of Commerce had approved the formation of a joint venture among Seven-Eleven Japan Co., Ltd., and China National Sugar & Alcohol Group Corporation. Following the execution of an area license agreement with us, the joint venture started developing 7-ELEVEN® stores in Beijing and the surrounding area. The first store opened in April 2004, and by year end, there were 10 stores operating under the license agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations– Other Issues – Related Party Transactions – Expansion In China.”

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

Based upon total store purchases, we estimate that the breakdown of our merchandise sales in the United States and Canada by principal product category for the last three years is as follows:

	Years Ended December 31
Product Category	2002	2003	2004
Tobacco	28.1%	29.4%	29.1%
Beverages	23.0%	23.1%	23.5%
Beer/Wine	11.2%	11.4%	11.2%
Candy/Snacks	10.9%	10.5%	10.0%
Non-Foods	7.6%	7.0%	6.9%
Fresh Foods	6.7%	7.2%	7.7%
Dairy	4.5%	4.4%	4.4%
Other	4.6%	3.6%	3.5%

Total Product Sales	96.6%	96.6%	96.3%
Services	3.4%	3.4%	3.7%

Total Merchandise Sales	100.0%	100.0%	100.0%

In addition, gasoline sales accounted for 28.2% in 2002, 31.3% in 2003 and 34.9% in 2004 of our total net sales in the U.S. and Canada.

Our merchandise assortment includes a number of items specifically identified with us, including SLURPEE® semi-frozen carbonated beverages, CAFÉ SELECT® coffee, BIG GULP® fountain beverages and BIG BITE® hot dogs. We continue to work with third-party vendors to develop products specifically for our stores, such as our popular 7-ELEVEN GO-GO TAQUITOS® products, crispy grilled tortillas with a variety of fillings.

In addition to a variety of products, our stores offer a number of services to our customers. We believe we have the largest ATM network of any retailer, with more than 5,300 ATMs in our U.S. stores (including the VCOM® kiosks, which perform ATM and other services at more than 1,000 stores) and nearly 500 additional ATMs in Canada. We continue to be one of the leading retailers of money orders in the United States. Our stores provide other services that draw customer traffic, such as the sale of lottery tickets.

We sell gasoline at more than 2,400 stores. In 2005, we anticipate that approximately one-third of our new stores will sell gasoline. New stores tend to have higher gasoline sales because they have more pumps with convenient configurations and offer the “pay-at-the-pump” option. More than 2,150 of our stores are equipped to accept credit and debit cards at the pump. We are continuing to install “pay-at-the-pump” technology in locations where we believe it is cost-effective.

We manage gasoline sales through a centralized pricing process to minimize the effects of gasoline margin volatility and maximize gross profit per gallon. Almost all of our stores that sell gasoline offer CITGO-branded gasoline. We have purchased our gasoline from CITGO Petroleum Corporation under a 20-year supply agreement. This agreement expires in 2006, so we have begun assessing our opportunities in this important aspect of our business. We have a variety of choices in this area, and we intend to grow our gasoline business with the best possible structure.

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

The system features:

•	A point-of-sale, touch-screen system with scanning and integrated credit, debit and stored value card authorization, supported by a centralized price book;

•	Daily ordering, supported by forward-looking weather forecasts, merchandise messages and historical sales information;

•	Category management and item level sales analysis;

•	Integrated gasoline and “pay-at-the-pump” functionality;

•	Automated back-office functions, such as sales and cash reporting, payroll, gasoline pricing and inventory control, which are connected directly to our accounting system; and

•	The ability to make delivery adjustments and perform write-offs on a hand-held unit.

We have installed hardware and software for the retail information system in the United States and Canada. We worked with a number of vendors to design and develop the system, including ACS Retail Solutions, EDS, Microsoft, Hewlett-Packard and NEC. We developed the system to support our business model in substantially the same manner that Seven-Eleven Japan’s retail technology supports its business model.

We completed a number of enhancements to the system during 2004, including the upgrade of the back office hardware for all U.S. stores. We added functionality to the store system, such as enhancements to support alternative payment methods, improved tools for item-level sales analysis and forecasting, and changes to support the new Global Trade Item Number (GTIN) standard. We provided additional reports and tools to improve communication via our intranet and provided networked training systems and upgraded training software to all our U.S. stores. We also implemented our ordering and distribution system in Canada with our wholesaler and additional suppliers.

During 2004, we also continued work on our initiative to upgrade our existing store systems hardware and to upgrade the software architecture to a new, more flexible platform. During 2005, we plan to implement a new mobile operations terminal and a new scanner to support ordering, training and other in-store functions as well as to begin rollout of the upgraded software. In addition, during 2005 we plan on adding functionality to the retail information system to provide improved support for local store-specific inventory items. We will also be working on initiatives to provide for synchronization of our item-level data with suppliers, and to support store operational improvement initiatives such as inventory management, check-in of deliveries and invoicing.

COMMISSARIES AND BAKERIES

We have contracted with third-parties who own and operate 14 bakeries and 15 commissaries that currently provide daily deliveries of fresh foods such as sandwiches, salads and baked goods to approximately 5,000 of our stores. These commissaries and bakeries average about 20,000 square feet in size. Each commissary ships approximately 18,000 units daily to our stores. Each bakery ships about 37,000 units daily. In addition to any governmental inspections that may be required, we inspect these third-party commissaries and bakeries periodically to ensure that our products are produced to our specifications in a safe and sanitary environment.

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

Currently, we use a system of 24 combined distribution centers in the United States and Canada to service approximately 5,000 of our stores. Combined distribution centers typically serve stores within a 90-minute drive. The 24 combined distribution centers are operated by third parties experienced in logistics. The average center is approximately 20,000 square feet in size and ships about 70,000 units to our stores daily. Each center has cross-docking facilities so that the majority of incoming shipments are matched with the same day’s orders.

Each center serves an average of approximately 200 stores using dedicated trucks on route systems that are exclusive to us. The centers receive deliveries of products such as milk, bread, produce, fresh and packaged bakery products, fresh sandwiches and other perishables from a variety of suppliers, including the commissaries and bakeries. Merchandise is then sorted to fill orders placed by area stores. All store deliveries are made by 5 a.m. the following day so that the freshest possible products are ready for morning customers. For perishable products with a longer shelf life such as juices, deli meats, cheeses and snack foods, the combined distribution centers may hold three to seven days of supplier-owned inventory when demonstrated to be more efficient and cost-effective.

FRANCHISEES

As of December 31, 2004, independent franchisees operated 3,422 7-ELEVEN® stores in the United States, which collectively comprise more than 64% of our U.S. store base. Merchandise sales by franchised stores are included in our net sales and totaled approximately $4.6 billion for the year ended December 31, 2004. Gasoline sales at franchised stores are also included in our net sales. In addition, we own the gasoline inventory at each of our franchised stores.

In our franchise program, we select qualified applicants and train the operators who will participate in store operation. The franchisee pays us an initial fee that varies by store and is generally calculated based upon the gross profit dollars of the store if it has been operating for more than 12 months, or average gross profit dollars of the top 20% of the 7-ELEVEN® stores in the designated market area if the store has been operating for less than 12 months. Under our franchise program, we generally lease to the franchisee a ready-to-operate 7-ELEVEN® store and bear the costs of acquiring the land, building and equipment as well as most utility costs and property taxes. The franchisee pays for all business licenses, permits and in-store selling expenses, including labor. We offer financing for the ongoing operating expenses and inventory purchases. In addition to our financing services, we provide our franchisees indemnification, bookkeeping, advertising, business counseling and other services.

During 2004, we began offering a new form of franchise agreement to our franchisees. For the approximately 1,100 franchised stores whose agreements were at or nearing expiration, this new agreement replaced the expiring agreements. In addition, we made the new franchise agreement available to all of our franchisees, regardless of whether the agreements covering their stores were nearing expiration. By year end, new franchise agreements covering approximately 3,200 stores—about 95% of our franchised store base—had been signed.

Under our traditional franchise agreement, we generally received approximately 52% of the merchandise gross profits as our ongoing royalty. Under the new agreement, the royalty is generally 50% of merchandise gross profits. We have recently introduced a program to charge some franchisees a portion of our land and building expenses for certain sites with high occupancy costs. An advertising fee of 0.5% to 1.5% of the store’s gross profits has also been added in the new agreement. In addition, the new agreement requires franchisees to make a specified percentage of their total merchandise and cigarette purchases from recommended vendors, which is intended to enhance our ability to leverage our scale with additional purchasing power and reduce costs to our stores.

With regard to gasoline sales, our franchisees sell gasoline on consignment from us, and we pay them a fee for measuring and reporting deliveries of gasoline, conducting pricing surveys of competitors, changing the price displays and cleaning the service areas. Our new franchise agreement sets this fee at one cent per gallon sold. We have implemented a non-contractual policy under which we pay our franchisees up to 24% of the gasoline gross profit, depending on the circumstances. We can change this policy at any time. The franchisee may terminate the franchise agreement at any time. We may terminate the franchise agreement only for cause following the notice specified in the agreement.

The agreement is designed to better align our franchisees with our business strategies involving fresh foods, combined distribution and differentiation, and to provide an opportunity to increase profits for our franchisees and us.

LICENSEES

As of December 31, 2004, area license agreements covered the operation of 21,717 7-ELEVEN® stores in the following countries and U.S. territories:

Country	Total Stores
Japan	10,615
Taiwan	3,680
Thailand	2,861
South Korea	1,179
China	808	*
Mexico	491
United States	477
Malaysia	460
Australia	345
Singapore	261
Philippines	257
Norway	78
Sweden	74
Turkey	65
Denmark	46
Puerto Rico	12
Guam (Micronesia)	8

Total	21,717

*	Includes 10 stores in Beijing, 188 stores in Guangdong Province, and 610 stores in Hong Kong.

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

In this competitive environment, we believe that we receive a competitive advantage from, among other factors:

•	Our well-recognized 7-ELEVEN® service mark, displayed at more than 27,500 locations worldwide.

•	Our technology-enabled practice of using data to optimize the product assortment within each store.

•	Our system of daily distribution of fresh foods and other time-sensitive items to approximately 5,000 of our stores, which allows us to offer the freshest available product and to remain in stock on top-selling items.

•	Our practice of partnering with key suppliers to develop new products for our customers, which we call “Team Merchandising.”

•	The scale of our operations, which permits us to operate more efficiently and to leverage our purchasing power with our suppliers.

In the area of general merchandise sales, our stores compete with a number of national, regional, local and independent retailers, including traditional convenience stores, grocery and supermarket chains, grocery wholesalers and buying clubs, fast food chains, and variety, drug and candy stores. In the area of cigarette sales, we also compete with specialty retailers primarily offering discounted tobacco products.

In sales of gasoline, our stores compete with other convenience stores, food stores, service stations and, increasingly, supermarket chains, hypermarts and other discount retailers. Each store’s ability to compete depends on its location, accessibility and customer service.

TRADEMARKS

Our 7-ELEVEN® trademark, registered in 1961, is well-known throughout the United States and in many other parts of the world. Our other trademarks and service marks include SLURPEE®, BIG GULP®, BG BITE® and QUALITY CLASSIC SELECTION®, as well as many other trade names, marks and slogans relating to other foods, beverages and services such as BIG EATS DELI®, BIG EATS BAKERY®, 7-ELEVEN GO-GO TAQUITOS®, VCOM®, 7-ELEVEN CONVENIENCE CARD® and 7-ELEVEN SPEAK OUT WIRELESS®.

EMPLOYEES

At December 31, 2004, we had approximately 31,500 employees. This figure excludes individuals employed by our franchisees who, as independent contractors, are responsible for hiring their own employees.

OUR MAJORITY SHAREHOLDER

Our majority shareholder, Seven-Eleven Japan Co., Ltd., and its affiliate IYG Holding Co. collectively own approximately 74% of our common stock. In addition, Seven-Eleven Japan owns quarterly income debt securities (QUIDS), which are convertible into a maximum of 14,422,383 shares of our common stock. If these additional QUIDS were converted, Seven-Eleven Japan and IYG Holding Co. would beneficially own approximately 77% of our common stock.

Seven-Eleven Japan. Seven-Eleven Japan is a 51%-owned subsidiary of Ito-Yokado Co., Ltd., and is our largest area licensee, operating more than 10,500 stores in Japan. It owns Seven-Eleven (Hawaii), Inc., which, as of December 31, 2004, operated an additional 53 7-ELEVEN® stores in Hawaii under a separate area license agreement covering that state.

IYG Holding Co. IYG Holding Co. is wholly owned by Seven-Eleven Japan. IYG Holding is a Delaware corporation formed in 1991 to acquire and hold our common stock.

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

Over the past three fiscal years, sales of tobacco products have averaged approximately 29% of our merchandise sales (based on wholesale purchases by our stores). Future tobacco legislation, national, state and local campaigns to discourage smoking and increases in taxes on cigarettes and other tobacco products could have a material adverse effect on sales of and margins for the tobacco products we sell.

In addition, major cigarette manufacturers continue to increase the wholesale prices of their products. If we are unable to pass future price increases on to our customers, gross profit margin on tobacco products would decline.

Increases in the wholesale cost of gasoline could adversely affect our revenue and gross profit.

Over the past three years, gasoline sales have averaged approximately 32% of our total net sales and 10% of our gross profit. Increases in the wholesale cost of gasoline could adversely affect our revenues if our retail gasoline gallons declined, and would adversely affect our gross profit if we are not able to fully pass on these increases to our customers.

Changes in traffic patterns and increased competition could affect our revenues.

We compete with numerous convenience stores, supermarket chains, drug stores, fast food operations and other retail outlets. In addition, our stores that offer self-service gasoline compete with gasoline service stations and, more recently, supermarkets and wholesale clubs that offer gasoline. Our stores compete in large part based on their ability to offer convenience to customers. As a result, changes in traffic patterns and the type, number and location of competing stores could result in the loss of customers and a corresponding decrease in revenues for affected stores.

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

In certain areas where our stores are located, state or local laws limit the stores’ hours of operation or their sale of alcoholic beverages, tobacco products, possible inhalants and lottery tickets. Failure to comply with these laws could adversely affect our revenues because these state and local regulatory agencies have the power to revoke, suspend or deny applications for and renewals of permits and licenses relating to the sale of these products or to seek other remedies. Regulations related to wages also affect our business, and any appreciable increase in the statutory minimum wage would result in an increase in our labor costs. Some of the financial services that we offer over-the-counter or through our VCOM® kiosks are also subject to federal, state and local laws, such as the Patriot Act and the Gramm-Leach-Bliley Act. All of these regulations are subject to legislative and administrative change from time to time.

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

RISKS PARTICULAR TO OUR CAPITAL STRUCTURE

As a result of its position as our majority shareholder, IYG Holding Co. can control the outcome of any event requiring a vote of our shareholders.

Seven-Eleven Japan Co., Ltd., and its affiliate IYG Holding Co. collectively own approximately 74% of our outstanding common stock. In addition, Seven-Eleven Japan owns quarterly income debt securities convertible into a maximum of 14,422,383 shares of our common stock. If these debt securities were converted into the maximum number of shares issuable upon conversion, Seven-Eleven Japan and IYG Holding Co. would beneficially own approximately 77% of our common stock. As our majority owner, Seven-Eleven Japan Co., Ltd., and IYG Holding Co. are able to determine the outcome of all corporate actions requiring shareholder approval. For example, Seven-Eleven Japan Co., Ltd., and IYG Holding Co. can control decisions with respect to:

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

Our financial leverage may restrict our flexibility in obtaining additional financing and in pursuing business opportunities.

We believe that operating activities and available working capital sources will provide sufficient liquidity in 2005 to fund our operating costs, capital expenditures, and debt service. However, there can be no assurance that additional sources of financing will not be required during the next twelve months as a result of unanticipated changes in business conditions, working capital requirements, acquisition opportunities, or changes in capital spending plans. Our ability to arrange additional financing will depend on, among other factors, our financial performance, general economic conditions, and prevailing market conditions. Many of these factors are beyond our control. Failure to obtain suitable financing could, among other things, result in the inability to adequately invest in our business and meet competitive challenges. If we incur significant additional indebtedness, our credit ratings could be adversely affected. In that event, our future borrowing costs would likely increase and our access to capital could be adversely affected.

Item 2. PROPERTIES

Stores. The following table shows the location and number of our company-operated and franchised 7-ELEVEN® stores in operation on December 31, 2004. These figures include seven stores that we operate under names other than 7-ELEVEN®. We plan to convert these stores to the 7-ELEVEN® name over the next few years or close them.

	STORES
State/Province	Owned	Leased	Total
U.S.
Arizona	32	51	83
California	262	957	1,219
Colorado	60	169	229
Connecticut	9	44	53
Delaware	10	16	26
District of Columbia	6	16	22
Florida	239	303	542
Idaho	6	5	11
Illinois	52	130	182
Indiana	10	23	33
Kansas	7	5	12
Maine	0	13	13
Maryland	90	215	305
Massachusetts	14	100	114
Michigan	49	87	136
Missouri	32	42	74
Nevada	87	110	197
New Hampshire	5	22	27
New Jersey	75	142	217
New York	44	213	257
North Carolina	2	5	7
Ohio	10	3	13
Oregon	42	86	128
Pennsylvania	74	94	168
Rhode Island	0	21	21
Texas	116	155	271
Utah	42	60	102
Vermont	0	4	4
Virginia	221	393	614
Washington	51	158	209
West Virginia	10	12	22
Canada
Alberta	41	108	149
British Columbia	30	115	145
Manitoba	14	35	49
Ontario	27	75	102
Saskatchewan	21	22	43

Total	1,790	4,009	5,799

Additional Information About Properties and Leases. At December 31, 2004, 17 7-ELEVEN® stores were under construction. We owned or were under contract to purchase 9 undeveloped sites, and had leases on another 39 undeveloped sites. In addition, at year end 2004 we owned 50 store properties available for sale, including 12 unimproved parcels of land, 29 closed store locations, and 9 parcels of excess property adjoining store locations. At December 31, 2004, 20 of these properties were under contract for sale.

At December 31, 2004, we held leases on 118 closed stores or other non-operating facilities, 5 of which were leased from the 7-Eleven, Inc. Employees’ Savings and Profit Sharing Plan. Of these 118 leases, 70 were subleased to third parties at year-end 2004.

At December 31, 2004, we had 5,799 corporate- and franchisee-operated 7-ELEVEN® stores in the United States and Canada. The following table shows the change in our store count during 2004:

	Total Number of Stores at 12/31/03	Store openings during 2004	Store closings during 2004	Total Number of Stores at 12/31/04
Total 7-Eleven, Inc. stores	5,784	59	44	5,799

In addition, we rebuilt four of our stores during 2004.

Generally, we lease our stores for primary terms of 10 to 20 years, with options to renew for additional periods. Many leases grant us a right of first refusal if the lessor decides to sell the property. In addition to our minimum annual rental payments, many leases require us to pay percentage rental payments if sales exceed a certain amount, and to pay taxes, insurance and maintenance.

Over the next five years, leases covering more than half of our total leased stores will expire, including more than 1,300 leases that lack rent renewal options or contain negotiable rent options and more than 1,100 leases that have fixed rent options. We have devoted, and will continue to devote, considerable efforts to extending and/or renegotiating these leases. For additional information about these expiring leases, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commercial Commitments—Store Leases,” below.

Headquarters. In April 2004, we completed the sale of our headquarters building, parking garages and related facilities (“Cityplace”) to Prentiss Properties for $124.0 million. We subsequently leased back the portion of the building and parking garages that we currently occupy for a term of three years, with an option to extend for an additional seven years. Concurrent with the Cityplace sale closing, we retired the loan associated with the construction of Cityplace. We recorded a pretax gain from the sale of $17.5 million, which is being amortized over the three-year life of the lease.

Item 3. LEGAL PROCEEDINGS

As we have previously disclosed, in June 2004 we were served with a lawsuit filed in the Superior Court of New Jersey for Warren County by the New Jersey Department of Environmental Protection and the Administrator of the New Jersey Spill Compensation Fund. The lawsuit relates to a former chemical manufacturing facility known as the Great Meadows Plant. We purchased the Great Meadows Plant in 1978 and closed the Plant in 1988, but we still own the site.

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

In addition, as we have previously disclosed, we are a defendant in three separate lawsuits that allege contamination of drinking water by methyl tertiary butyl ether (MTBE), a gasoline additive. These lawsuits—or, in one case, an amended complaint adding the Company as a defendant to a preexisting lawsuit—were filed between May 2003 and April 2004. In each case, the plaintiffs are suing multiple manufacturers and promoters of MTBE, refiners and suppliers of gasoline, and multiple owners and operators of gas facilities for losses arising from the alleged contamination of public water supplies with MTBE. We are alleged to have contributed to the MTBE contamination as a result of unauthorized release(s) from one or more of our gasoline stores in each of the three lawsuits.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5. MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock, $.0001 par value per share, is our only class of common equity and is our only security with voting rights. As of February 15, 2005, there were 114,057,882 shares of our common stock issued and outstanding, held by 1,253 record holders. During 2004, our common stock was traded on the New York Stock Exchange under the symbol “SE.” The table below shows the price range for our common stock during each quarter of 2003 and 2004 and the closing price of our common stock on the last trading day of each quarter.

	PRICE RANGE
QUARTERS	HIGH	LOW	CLOSE
2003
FIRST	$8.30	$6.50	$6.96
SECOND	10.99	6.99	10.55
THIRD	14.63	10.20	13.73
FOURTH	16.75	13.94	16.05

2004
FIRST	$19.50	$13.65	$15.17
SECOND	18.50	15.10	17.85
THIRD	20.64	15.80	19.98
FOURTH	24.20	19.95	23.95

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

Item 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

7-ELEVEN, INC. AND SUBSIDIARIES

	Years Ended December 31
(Dollars in millions, except per-share data)	2000	2001	2002	2003	2004
	Restated	Restated	Restated	Restated
Statement of Earnings Data: (1)
Net sales:
Merchandise	$6,391.8	$6,635.9	$6,983.2	$7,375.2	$7,893.1
Gasoline	2,563.5	2,620.4	2,744.8	3,355.1	4,227.9

Total net sales	8,955.3	9,256.3	9,728.0	10,730.3	12,121.0
Other income	104.4	111.8	102.8	97.0	125.1

Total revenues	9,059.7	9,368.1	9,830.8	10,827.3	12,246.1
LIFO charge (credit)	4.6	(7.5)	10.3	0.3	10.8
Depreciation and amortization (2)(3)	240.1	268.3	282.1	310.4	333.3
Interest expense, net (4)	86.9	71.0	71.3	76.9	64.9
Earnings from continuing operations before income taxes and cumulative effect of accounting change (3)(5)	154.6	164.9	99.4	137.9	172.5
Income tax expense (3)(6)	(47.5)	(64.3)	(39.8)	(52.4)	(64.0)
Earnings from continuing operations before cumulative effect of accounting change (3)	107.1	100.6	59.6	85.5	108.5
Gain (loss) on discontinued operations	0.7	(7.9)	(19.9)	(13.2)	(6.9)
Cumulative effect of accounting change (7)	—	(9.8)	(28.1)	(10.2)	(5.1)
Net earnings (3)	107.8	82.9	11.6	62.1	96.5
Earnings from continuing operations before cumulative effect per common share: (3)
Basic	1.07	0.96	0.57	0.80	0.97
Diluted	0.97	0.88	0.55	0.75	0.90
Weighted-average shares outstanding:
Basic (8)	100.0	104.8	104.8	106.8	112.4
Diluted (8) (9)	121.4	125.9	111.4	127.0	129.4
Balance Sheet Data (end of period):
Total assets (3)(4)	2,819.3	2,979.9	3,174.7	3,450.6	3,312.1
Total debt (10)	1,337.5	1,434.6	1,415.2	1,475.3	1,026.4
Convertible quarterly income debt securities (“QUIDS”) (11)	380.0	380.0	380.0	300.0	300.0
Total shareholders’ equity (3)(8)	77.7	147.2	157.1	331.6	464.5

(1)	Prior-year amounts on the Statement of Earnings Data have been reclassified to discontinued operations to conform to the current-year presentation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
(2)	We adopted SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” effective January 1, 2002. In connection with adopting SFAS No. 142, we no longer amortize goodwill or intangible assets with indefinite lives. Amortization of these assets in 2000 and 2001 was $19.7 million and $19.8 million, respectively.
(3)	In December 2004, we revised our accounting for depreciation of leasehold improvements and restated prior years to adjust the amortization expense of certain of our leasehold improvements to be the shorter of the economic useful life or the lease term as defined by SFAS No. 13, “Accounting for Leases.” As a result, the opening balance of shareholders’ equity as of December 31, 1999, was reduced $3.9 million for the cumulative effect of the after-tax increase in prior years’ depreciation expense, and years ended December 31, 2000, through 2003, were restated accordingly to be consistent with our revised accounting for depreciation of leasehold improvements (See Note 1).
(4)	Prior-year amounts have been reclassified to conform to current-year presentation in accordance with our adoption of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51 (revised December 2003),” (“FIN 46R”) in 2004.
(5)	Earnings from continuing operations before income taxes and cumulative effect of accounting change in 2000 and 2003 include gains of $2.9 million and $10.5 million, respectively, in connection with debt redemption, and 2004 includes an expense of $7.5 million related to the early retirement of the Cityplace Term Loan.
(6)	Income tax expense in 2000 includes a $12.5 million benefit in connection with our settlement of certain outstanding issues with the IRS, and 2004 includes a $2.4 million benefit resulting from the expiration of a prior-year’s tax statute.
(7)	In 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” in 2002 we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations;” in 2003 we adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51” (“FIN 46”); in 2004 we adopted the subsequent revision, FIN 46R.
(8)	In the first quarter of 2000, we issued 22,736,842 shares of common stock at $23.75 per share to IYG Holding Company in a private placement transaction. In the third quarter of 2003, we issued 6,501,685 shares of common stock to IY and SEJ from the conversion of the 1998 QUIDS (see Note 11).
(9)	In 2002, the shares in connection with the 1995 QUIDS were antidilutive on earnings per common share and were not assumed converted for weighted-average shares outstanding.
(10)	In 2004, total debt reductions included the retirement of the Cityplace Term Loan due to the sale of our Cityplace headquarters.
(11)	In 2003, the 1998 QUIDS were converted into 6,501,685 shares of common stock. The 1995 QUIDS have an interest rate of 4.5% and are potentially convertible into a maximum of 14,422,383 shares of common stock.

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

OVERVIEW

7-Eleven, Inc. is the world’s largest operator, franchisor and licensor of convenience stores with over 27,500 stores worldwide, primarily under the name 7-ELEVEN®. 7-Eleven derives its revenues principally from retail sales of merchandise and gasoline from Company- and franchisee-operated stores. We also receive monthly royalty income based on sales of licensed stores, which are predominantly international. Our primary expenses consist of cost of goods; operating, selling, general and administrative expenses; interest expense and income taxes.

7-Eleven sells a broad selection of merchandise items. In addition, we sell gasoline at approximately 40% of our stores. Sales of merchandise during the last three years have generated around 68% of 7-Eleven’s revenue, and approximately 90% of our gross profits. Gross profit margins for merchandise have averaged just over 35% during the last three years, while gasoline gross profit margins have averaged approximately 9% during the same period.

We seek to meet the needs of convenience customers and maintain a leadership position in the convenience store industry through leveraging our scale, technology, people and widely recognized brand. In 2005, we will continue to focus on the implementation of our key growth initiatives to improve the operating performance of our Company.

Merchandise Retailing

In an effort to meet the changing needs of our customer base, we offer a wide array of products, including many not traditionally available in convenience stores. These products range from high-quality fresh foods delivered daily to unique items that are developed specifically for 7-Eleven.

Working with outside vendors, 7-Eleven’s merchandising team continuously focuses on developing and introducing new products in order to increase overall merchandise sales. We strive for exclusivity from suppliers on these items either for a limited or an extended period to gain a competitive advantage in the convenience channel.

Our decision to add a higher-quality, freshly prepared sandwich and bakery line, additional roller grill products and new salads reflects our strategy to promote proprietary fresh food products to increase sales. During 2004, we further established our Austin, Texas, market as a test-market to determine consumer preferences regarding fresh food products prior to a national rollout. In 2005, the Company’s radio and television advertising and point-of-purchase displays will focus primarily on fresh food products. We believe that the Company is well-positioned to take advantage of growth in portable fresh foods and that this category will be a key contributor to our long-term growth.

We have developed a proprietary retail information system that enables our merchandising team, franchisees and store managers to increase sales by enhancing the product mix in each store. By employing item-by-item inventory management, stores are more likely to remain in-stock on certain basic items as well as promote new high-potential items. Franchisees and store managers are expected to monitor customer buying patterns in their stores to try to maximize their sales by managing their product assortment. This strategy, which we call “Retailer Initiative,” has contributed to our sustained ability to grow merchandise sales.

To enhance our store operators’ ability to monitor and improve their product mix, we established a model market program. The program consists of extensive training on store operations, ordering, forecasting, and merchandising techniques. The results of this initiative have been positive, with our stores who have implemented the model market program outpacing our other stores in merchandise sales, gross profit, inventory management and store results. We will continue to roll out this program to additional markets and stores in 2005.

Growing the services category continues to be one of our priorities. Among the products in the services category are prepaid cards, lottery sales, ATM services, and money orders. In addition, 7-Eleven has its VCOM® self-service financial kiosk in more than 1,000 stores. Available 24-hours a day, VCOM® kiosks offer check-cashing, money orders, funds transfer, bill payment, purchase and reloading of our 7-ELEVEN E-CASHSM prepaid MasterCard® card, traditional ATM services and access to Verizon residential telephone services. In early 2005, we developed a co-marketing relationship with H&R Block and began cashing their customers’ checks at our VCOM® kiosks and promoting H&R Block at our VCOM® kiosks. We have seen continued steady transaction growth in the core financial services products in 2004 and expect the recent positive trends in the number of transactions to continue in 2005 as we further refine our Vcom strategy.

Gasoline

We believe that gasoline sales contribute to increased store traffic and, as a result, we offer gasoline as a convenient product for customers wherever practical. Our gasoline strategy is to be competitively priced to maximize gross profit. Over the last twelve years, we have consistently achieved around a 13 cent-per-gallon level of gasoline gross profit margin. Day-to-day management of our gasoline business on a store-by-store basis is driving this steady performance, even in a year like 2004 that experienced rapid fluctuations in the price of gasoline.

Store Base

7-Eleven is working to optimize the earnings of its store base by opening new stores in strategic locations and closing underperforming stores. We plan to open approximately 100 to 150 stores in 2005. Our new store development efforts are focused on our existing markets to take advantage of population density and leverage our current distribution capabilities. We assess new store locations by evaluating demographics, traffic volume, visibility, population density, ease of access and economic activity in the area.

We continue to focus on either improving or closing underperforming stores and have developed a database to track and analyze performance. In addition, we have created a more structured new site approval process and added a site development management system. These enhancements are designed to identify the cause of underperformance and to maximize future performance.

During 2005, we intend to continue to upgrade our more mature stores with around $115 million of capital spending related to remodeling, maintenance and replacement of store equipment.

Technology

Our retail information system provides franchisees, store managers and our management team with timely access to sales information on an item-by-item basis. Details are captured by a point-of-sale scanning system at the check-out register. Stores are linked to vendors, our primary third-party distributor and our combined distribution centers for ordering and item-level information sharing. Effective use of the system is one of the foundations of our business model, allowing franchisees and store managers the ability to manage both their products and time more effectively.

We spent $93 million on technology in 2004. The majority of the spending was for enhancements to our retail information system, which included an upgrade of the back office hardware for all U.S. stores. Other improvements included simplified store processes, upgraded training tools, better analysis and forecasting capability, and increased management reporting. We introduced improved functionality such as support for additional alternative payment methodologies, enhancements for ordering, and additional support for managing product assortment. These actions were designed to give store managers more time to operate their stores. During 2005, we will continue to work on an initiative to upgrade our store systems hardware and the software architecture to a more flexible platform. We also plan to implement a new mobile operations terminal and a new scanner to support ordering, training and other in-store functions.

Employees and Franchisees

Employees and franchisees are critical to implementing 7-Eleven’s strategies. We continue to invest in finding and retaining qualified people through focused recruitment efforts, establishment of formal career paths and leadership development programs. Additionally, we are trying to raise the level of performance of our people with advanced training and incentive programs. We recently implemented new training certification curricula for our field organization and store level employees. During 2004, we accelerated the pace of training with over two-thirds of the field support organization completing our “certification” process. Overall, our effort to upgrade the effectiveness of our store associates has resulted in the third year of reduced store-level employee turnover.

We introduced an incentive program that links performance measurements with 7-Eleven’s fundamental business concepts. Our practice of grading and rewarding our stores’ successful execution of what we refer to as the Five Fundamentals—Assortment, Quality, Value, Cleanliness and Service—has gradually improved their ratings level over the past three years. We expect continued improvement in 2005 and beyond.

The primary method of implementing our Retailer Initiative strategy across our store network is through the establishment of “model markets.” In its most basic form, a model market is comprised of a group of stores where we are employing advanced training, labor-saving equipment, and a concentrated focus on merchandising to enable store operators to improve their product assortment. The model market rollout will accelerate throughout 2005, and we expect to have the program rolled out in all of our markets by the end of the year. Typically, the time from rollout of the process to full implementation of the strategy takes from 12 to 18 months. The results of the program have been positive, with model stores outpacing non-model stores by 2% in average per-store-day merchandise sales and achieving higher gross profit, better inventory turnover and improved operating results. During 2005, the model market program will remain a top priority, better positioning the Company for long-term growth.

To better align our franchisees with our business strategies, we developed a new franchise agreement. The agreement is designed to combine 7-Eleven’s strategies regarding fresh foods, combined distribution, and differentiation with franchisees’ entrepreneurial business approach. In addition, the new agreement is expected to enhance our ability to leverage our scale with additional purchasing power and reduce costs to our stores. By strengthening the relationship with our franchisees, we strive to improve profitability for both franchisees and 7-Eleven. In addition, to find the best candidates to implement our business model, we have developed, and are in the process of implementing, a new selection process for franchise candidates. We believe this will better ensure successful execution of the Company’s strategy to increase profitability.

Trademark

We look to increase the value of our licenses by continuing to develop our infrastructure and offering a more compelling financial opportunity to prospective licensees. The majority of our licensees are international, and our long-range plans are to expand the 7-ELEVEN® brand into a number of countries where we currently do not have a presence. In early 2004, we announced the approval of a joint venture by the Ministry of Commerce in the People’s Republic of China to develop 7-ELEVEN® stores in Beijing and the surrounding area and had 10 7-ELEVEN® stores in operation at the end of the year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Restatement of Previously Issued Financial Statements

In connection with the December 31, 2004, year-end reporting, we reviewed our lease accounting and leasehold depreciation policies and determined it was appropriate to restate our previously issued financial statements. Historically, we had been amortizing certain leasehold improvements on operating leases over periods that extended beyond the term of the lease. We have revised our accounting and restated our previously issued financial statements to adjust the amortization expense of certain of our leasehold improvements to be the shorter of the economic useful life or the lease term as defined by Statement of Financial Accounting Standard (“SFAS”) No. 13, “Accounting for Leases.”

As a result of these restatements, we have recorded increases of $1.9 million and $3.3 million to operating, selling, general and administrative (“OSG&A”) expense for the years ended December 31, 2002 and 2003, respectively. Total costs and expenses, earnings from continuing operations before income tax expense and cumulative effect of accounting change, earnings from continuing operations before cumulative effect of accounting change and net earnings have also been adjusted. These restatements had no impact on our cash flows from operating, investing and financing activities. In addition, we have reduced our opening shareholders’ equity balance by $5.3 million as of December 31, 2001.

Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. See Note 1 to the accompanying consolidated financial statements.

Franchisees

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51,” (“FIN 46”) as of July 1, 2003, and the subsequent revision to FIN 46 (“FIN 46R”) as of January 1, 2004. Prior to the adoption of FIN 46R, we included merchandise sales and cost of goods sold from stores operated by franchisees with the results of stores we operate in the consolidated statements of earnings. As a result of adopting the provisions of FIN 46R, we have consolidated the assets, liabilities, equity and results of operations of stores operated by franchisees in our accompanying consolidated financial statements. The franchisees are independent contractors in whom we are deemed to have a controlling financial interest, as defined by FIN 46R. Adoption of FIN 46R resulted in an after-tax, one-time cumulative effect charge of $5.1 million (net of deferred tax benefit of $3.3 million) in 2004. This resulted from a change in how we are required to recognize franchise fee income when we finance the initial franchise fee. Instead of recognizing these fees in income when the franchisee’s 90-day termination and refund period has passed, we recognize the fees as payments are received from the franchisee (after the 90-day period). Franchise fees that we do not finance will continue to be fully recognized in income after the 90-day termination and refund period has expired.

As a result of adopting the provisions of FIN 46R, the presentation of the consolidated statements of earnings has changed. The historically reported franchisee gross profit expense has been eliminated and is now included in OSG&A expense. The primary components of OSG&A expense for franchised stores are payroll-related items, insurance and business taxes. The net earnings or loss of franchised stores is included in OSG&A because it represents owner compensation.

As a result of consolidating stores operated by our franchisees, our consolidated balance sheets as of December 31, 2003 and 2004 include, among other things, franchisees’ merchandise inventory and minority interest, which represents the franchisees’ equity in the franchise stores. Merchandise inventory costs are determined by the FIFO method for franchisee-operated stores and for company-operated stores in Canada and by the LIFO method for company-operated stores in the United States. The prior-year presentation of franchisees’ assets and liabilities has been reclassified to conform to the current-year presentation. See Notes 1, 2 and 4 to the accompanying consolidated financial statements.

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

A portion of the environmental expenditures we incur for remediation activities is eligible for reimbursement under state trust funds and reimbursement programs. These reimbursement claims represent a firm and legally enforceable basis to recover remediation costs from the various state programs. We record a receivable for estimated probable refunds at the same time that we record the liability. The amount of the receivable is based on our historical collection experience with the specific state fund (or other state funds), the financial status of the state fund and our priority ranking for reimbursement from the state fund. We discount the receivable for amounts relating to remediation activities already completed.

The estimated future remediation expenditures and related state reimbursement amounts could change within the near future as governmental requirements and state reimbursement programs continue to be implemented or revised. Such revisions could have a material impact on our operations and financial position. See “—Other Issues—Environmental” and Notes 1 and 15 to the accompanying consolidated financial statements.

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

We write down property and equipment of stores we are closing to estimated net realizable value at the time we commit to a plan to close such stores and begin to actively market the store. If we lease the store, we accrue for related future estimated rent and other expenses if we believe the expenses will exceed estimated sublease rental income. We adopted the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and as a result, effective January 1, 2003, if we lease the store, we accrue for related future estimated rent and other expenses at the time the store ceases operation if we believe the expenses will exceed estimated sublease rental income. Prior to 2003, we accrued for related future estimated rent and other expenses when we committed to a plan to close the stores. We base the estimated net realizable value of property and equipment on our experience in utilizing and/or disposing of similar assets and on estimates provided by our own and/or third-party real estate experts. We also use our experience in subleasing similar property to estimate future sublease income. If there is a significant change in the real estate market, our net realizable value estimates and/or our estimated future sublease income could change materially. See Notes 1 and 6 to the accompanying consolidated financial statements.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” we also conduct an impairment test of our goodwill and intangible assets with indefinite lives as of the end of the third quarter each year. The impairment test for goodwill includes two steps. Step one compares the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds the fair value, then goodwill is impaired and step two is required to measure the amount of impairment loss. Step two compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount is greater than the implied fair value of the goodwill, an impairment loss is recognized for the excess. See Notes 1 and 7 to the accompanying consolidated financial statements.

The impairment test for intangible assets with indefinite lives consists of a comparison of the fair value of the intangible asset with its carrying amount. Fair value is determined by calculating the present value of future estimated revenues. If the carrying amount of the intangible asset is greater than fair value, an impairment loss is recognized for the excess. See Notes 1 and 7 to the accompanying consolidated financial statements.

Underground Gasoline Storage Tanks

We recognize the estimated future cost to remove an underground storage tank over the estimated useful life of the storage tank in accordance with the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations.” We record a discounted liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset at the time an underground storage tank is installed. We amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the tank. We base our estimates of the anticipated future costs for removal of an underground storage tank on our prior experience with removal. We also consider factors such as the type of tank, location of tank sites and our experience with contractors who perform removal work. See Notes 1 and 9 to the accompanying consolidated financial statements.

Yen Loans

We use our license royalty receipts from Seven-Eleven Japan Co., Ltd. (“SEJ”) to service the monthly principal and interest payments on our outstanding yen loans. This provides us with an economic hedge against fluctuations in the Japanese yen to U.S. dollar exchange rate. We adjust the balance of the yen loans at each reporting date to reflect the then-current Japanese yen to U.S. dollar exchange rate, and we recognize the resulting noncash foreign currency exchange gain or loss in earnings. In addition, we record the SEJ royalty and interest expense on the yen loans at the average Japanese yen to U.S. dollar exchange rate for the respective periods. See “—Quantitative and Qualitative Disclosures About Market Risks—Foreign-Exchange Risk Management” and Notes 10 and 12 to the accompanying consolidated financial statements.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is generally determined by the last-in, first-out (“LIFO”) method for company-operated stores in the United States and by the first-in, first-out (“FIFO”) method for stores in Canada and for stores operated by franchisees. Although the LIFO method generally matches the most recent product cost with related revenues, decreases in inventory quantities can result in a liquidation of LIFO inventory layers recorded at costs that are lower than the current costs, which would lower cost of goods sold and increase our margin. See Notes 1 and 4 to the accompanying consolidated financial statements.

Workers’ Compensation, General Liability and Medical Reserves

We have established self-insurance and predetermined deductible/retention programs to cover certain insurable risks consisting primarily of physical loss to property, business interruption, workers’ compensation and comprehensive general and automobile liability. We obtain third-party insurance coverage above predetermined deductibles/retentions for property and liability exposures as well as those risks required to be insured by law or contract. Our predetermined deductibles/retentions are generally $500,000 per occurrence for each type of coverage with the exception of property damage, which is $250,000 to $1 million per occurrence based on the type of loss. We record the provisions for expected losses under our insurance programs based on independent actuarial estimates of the aggregate liabilities for claims incurred. A significant change in claims experience or in the criteria which the actuary utilizes could result in a material revision to our liability.

Effective January 1, 2003, we changed our medical coverage from a fully insured plan to a self-insured plan. In lieu of paying fully insured premiums, which cover incurred claims plus administrative expenses, we pay claims and administrative expenses as they become due and establish reserves for incurred but unpaid claims as determined by an independent actuary. We do not maintain stop-loss coverage, but we monitor total claims, including large claims, on an annual basis to determine the appropriateness of future stop-loss coverage. See Note 1 to the accompanying consolidated financial statements.

COMPARISON OF 2004 TO 2003 RESULTS

We have restated our previously issued consolidated financial statements to adjust the amortization expense of certain of our leasehold improvements to be the shorter of the economic useful life or the lease term as defined by SFAS No. 13. See “—Critical Accounting Policies and Estimates — Restatement of Previously Issued Financial Statements” and Note 1 to the accompanying consolidated financial statements.

We have reclassified certain prior-year amounts to conform to the current-year presentation, such as the results of operations of our franchisee-operated stores in accordance with FIN 46R and of certain owned and leased stores that are presented as discontinued operations in accordance with the provisions of SFAS No. 144 for all years discussed.

Merchandise Sales

	Number of Stores 12/31/04	Years Ended December 31		Increase / (Decrease)	Percentage Change
($ in millions)		2003	2004
Merchandise Sales:
U.S. same-store	5,172	$6,783.5	$7,160.6	$377.1	5.6	%(1)
U.S. stores opened in 2004	52	—	16.7	16.7	n/a
U.S. stores opened in 2003	74	31.7	90.1	58.4	n/a
Canada stores	488	546.3	606.2	59.9	11.0%
Rebuilt / relocated stores	13	12.7	13.4	0.7	n/a
Vcom commissions	—	1.0	6.1	5.1	n/a

	5,799	$7,375.2	$7,893.1	$517.9	7.0%

(1)	U.S. same-store merchandise sales growth is 5.3% after eliminating the effects of the extra leap-year day in 2004.

The U.S. same-store merchandise sales increase of 5.6% for 2004 is on top of a 3.3% increase for 2003. Both company-owned and franchise-operated stores in the United States with merchandise sales during all days of both periods being compared are included in determining same-store sales growth rates. A new store, relocated store or rebuilt store is not included in our same-store sales calculations until it has operated long enough to have merchandise sales during all of the days in both periods being compared. Continued improvement in U.S. same-store merchandise sales reflects the ongoing implementation of our strategic initiatives and consistent introduction of new products. The key contributors to the merchandise sales growth in 2004 were increases in fresh foods, hot and cold beverages, beer and cigarettes. Vcom commissions increased primarily as a result of the new check-cashing arrangement entered into during 2004. See “—Liquidity and Capital Resources—VCOM®” and Note 1 to the accompanying consolidated financial statements.

Gasoline Sales

	Years Ended December 31		Increase / (Decrease)	Percentage Change
	2003	2004
Gasoline sales (in millions)	$3,355.1	$4,227.9	$872.8	26.0%
Gallons sold (in millions)	2,106.7	2,241.3	134.6	6.4%
Average retail price per gallon	$1.59	$1.89	.30	18.9%
Gallons sold per store change	4.2%	4.9%

We attribute the increase in gasoline sales in 2004 to the 30-cent increase in the average retail price of gasoline and to the 4.9% increase in per-store gallons sold in 2004.

Merchandise Gross Profit

	Years Ended December 31		Increase / (Decrease)	Percentage Change
(in millions)	2003	2004
Merchandise Gross Profit:
U.S. same-store	$2,431.1	$2,598.7	$167.6	6.9%
U.S. stores opened in 2004	—	6.2	6.2	n/a
U.S. stores opened in 2003	11.2	33.2	22.0	n/a
Canada stores	171.3	189.2	17.9	10.4%
Vcom commissions	1.0	6.1	5.1	n/a
Other (1)	(15.7)	(20.0)	(4.3)	n/a

	$2,598.9	$2,813.4	$214.5	8.3%

Gross profit margin	35.24%	35.64%
Gross profit growth per store		6.6%

(1)	Primarily represents costs of third-party combined distribution centers, which are not allocated to stores

The 8.3% year-over-year increase in merchandise gross profit primarily resulted from the favorable changes in product mix due to the acquisition of the ATM business, partially offset by higher merchandise write-offs and LIFO expense. See “—Liquidity and Capital Resources—VCOM®” and Note 7 to the accompanying consolidated financial statements.

Gasoline Gross Profit

	Years Ended December 31		Increase / (Decrease)	Percentage Change
	2003	2004
Gasoline gross profit (in millions)	$325.2	$342.4	$17.2	5.3%
Gross profit margin	9.69%	8.10%
Gross profit margin cents per gallon	15.4	15.3	(.1)	(0.6)%

We manage retail gasoline prices through a centralized monitoring process to minimize the effect of gasoline margin volatility and maximize our gross profit per gallon. Increases or decreases in the wholesale cost of gasoline will generally cause similar increases or decreases in the retail price of gasoline. An increase in the wholesale cost of gasoline generally results in higher retail prices within five to 10 days after the cost increase. Conversely, a decrease in the wholesale cost of gasoline generally results in lower retail prices within 15 to 20 days after the cost decrease. Competitive conditions in the retail marketplace can cause these time periods to vary considerably on a market-by-market basis, which can have a significant impact on gasoline gross profit margin. Over the last 12 years, our annual gasoline gross profit margins on a cent-per-gallon basis have remained comparatively stable at or above the 13 cent-per-gallon level.

Other Income

Other income consists primarily of area license royalties, Vcom fees and initial franchise fees. Other income for 2004 was $125.1 million, an increase of $28.1 million, or 29.0%, from $97.0 million in 2003. Royalty income from our area licensees increased $6.5 million to $58.5 million in 2004. This increase was primarily due to the increase in the number of stores under an area licensing agreement. Franchise fees increased $7.2 million to $25.1 million for 2004 as a result of higher average franchise fees charged during the year. Vcom fee income increased $11.7 million to $32.5 million in 2004. See “—Liquidity and Capital Resources—VCOM®” and Note 1 to the accompanying consolidated financial statements.

OSG&A Expense

The components of OSG&A expense are as follows:

	Years Ended December 31		Increase / (Decrease)	Percentage Change
(in millions)	2003	2004
Company OSG&A expense	$2,039.1	$2,198.9	$159.8	7.8%
Franchisee OSG&A expense	767.2	844.6	77.4	10.1%

	$2,806.3	$3,043.5	$237.2	8.5%

The ratio of total OSG&A to revenues decreased to 24.8% in 2004 from 25.9% in 2003.

Company OSG&A Expense -The primary contributors to the increase in Company OSG&A expense for 2004 were increases of $81.1 million in occupancy costs, $46.1 million in employee-related costs and $16.5 million in credit card processing fees. The increase in occupancy costs was primarily a result of new stores and their associated costs; the increase in employee-related costs was primarily due to an increase in store labor expenses; and the increase in credit card processing fees was the result of higher dollar volume primarily from the increase in retail gasoline prices. We expect OSG&A to grow at a rate less than the sum of overall gross profit plus increases in other income. We expect store lease costs, which are a component of our occupancy costs, to increase over time as older leases expire and then are typically renewed at higher rental rates.

Included in 2004 Company OSG&A were a $6.3 million currency conversion loss, a $3.9 million gain associated with the sale of Cityplace, and a $7.5 million fee associated with the prepayment of the Cityplace Term Loan. See “—Liquidity and Capital Resources” and Notes 6 and 10 to the accompanying consolidated financial statements.

Included in 2003 Company OSG&A was a $10.5 million gain due to the redemption of the senior subordinated debentures, an $11.0 million currency conversion loss, a $7.0 million charge related to the California remediation receivable balance and a $3.9 million gain related to life insurance proceeds.

Franchisee OSG&A Expense – The primary contributors to the increase in Franchisee OSG&A were increases of $45.3 million in compensation expense and $13.6 million in advertising expense. The increase in compensation expense was driven by an increase in the number of franchised stores.

Interest Expense, Net

Net interest expense for 2004 was $64.9 million, a decrease of $12 million, or 15.6%, from $76.9 million in 2003. The year-over-year decrease was primarily attributable to the retirement of the Cityplace Term Loan in April 2004 and the expiration of our interest-rate swaps in February 2004, partially offset by increases resulting from higher average borrowings under the SEJ Notes. See “—Liquidity and Capital Resources,” “—Quantitative and Qualitative Disclosures About Market Risks—Interest Rate Risk Management,” and Notes 1, 10 and 13 to the accompanying consolidated financial statements.

Income Tax Expense

Income tax expense for 2004 was $64.0 million, an increase of $11.6 million, or 22.2%, from $52.4 million in 2003 as a result of higher earnings, which more than offset a $2.4 million tax benefit resulting from the expiration of the statute of limitations related to the 2000 tax-year. Our effective tax rate for 2004, including the tax benefit, was 37.1%, compared to 38.0% in 2003.

Discontinued Operations

Discontinued operations for 2004 resulted in a loss of $6.9 million (net of $4.3 million income tax benefit) compared to a loss of $13.2 million (net of $8.1 million income tax benefit) for the same period in 2003. The stores included in discontinued operations had total revenues of $43.7 million and $149.5 million and pretax operating losses of $11.1 million and $21.2 million for 2004 and 2003, respectively. Included in the loss on discontinued operations are losses on disposal of $1.4 million (net of $0.8 million tax benefit) and $6.2 million (net of $3.8 million tax benefit) for the years ended December 31, 2004 and 2003, respectively. The pretax loss for 2003 includes a gain of $5.3 million from the sale of 12 nonstrategic stores in Wisconsin. The losses on disposal include write-downs of stores to net realizable value, anticipated future rent and other expenses in excess of related estimated sublease income, as well as gains and losses on sales of stores.

Cumulative Effect of Accounting Change

Effective January 1, 2004, we adopted FIN 46R, which resulted in a one-time charge of $5.1 million, net of deferred tax benefit, related to the cumulative effect of the accounting change resulting from the consolidation of our franchisees. See “- Critical Accounting Policies and Estimates – Franchisees” and Note 2 to the accompanying consolidated financial statements.

Effective July 1, 2003, we adopted FIN 46, which resulted in a one-time charge of $10.2 million, net of deferred tax benefit, related to the cumulative effect of the accounting change resulting from the consolidation of two trusts that provided us with financing. See “—Other Issues — Recently Issued Accounting Standards” and Note 13 to the accompanying consolidated financial statements.

Net Earnings

Net earnings for 2004 were $96.5 million, or $0.81 per diluted share, an increase of $34.4 million from $62.1 million, or $0.57 per diluted share in 2003.

COMPARISON OF 2003 TO 2002 RESULTS

We have restated our previously issued consolidated financial statements to adjust the amortization expense of certain of our leasehold improvements to be the shorter of the economic useful life or the lease term as defined by SFAS No. 13. See “—Critical Accounting Policies and Estimates — Restatement of Previously Issued Financial Statements” and Note 1 to the accompanying consolidated financial statements.

We have reclassified certain prior-year amounts to conform to the current-year presentation, such as the results of operations of our franchisee-operated stores in accordance with FIN 46R and of certain owned and leased stores which are presented as discontinued operations in accordance with the provisions of SFAS No. 144 for all years discussed. See Note 1 to the accompanying consolidated financial statements.

Merchandise Sales

	Number of Stores 12/31/03	Years Ended December 31		Increase / (Decrease)	Percentage Change
($ in millions)		2002	2003
Merchandise Sales:
U.S. same-store	5,063	$6,441.0	$6,651.2	$210.2	3.3	%(1)
U.S. stores opened in 2003	74	—	31.7	31.7	n/a
U.S. stores opened in 2002	114	49.1	137.6	88.5	n/a
Canada stores	479	486.3	546.3	60.0	12.3%
Rebuilt / relocated stores	6	6.8	7.4	0.6	n/a
Vcom commissions	—	—	1.0	1.0	n/a

	5,736	$6,983.2	$7,375.2	$392.0	5.6%

(1)	Previously reported change of 3.2% in 2003 included stores that were subsequently closed and reclassified to discontinued operations in 2004.

The U.S. same-store merchandise sales increase of 3.3% for 2003 is on top of a 3.1% increase for 2002. The primary contributors to merchandise sales growth in 2003 were increases in cigarettes, beverages, beer and fresh foods.

Gasoline Sales

	Years Ended December 31		Increase / (Decrease)	Percentage Change
	2002	2003
Gasoline sales (in millions)	$2,744.8	$3,355.1	$610.3	22.2%
Gallons sold (in millions)	1,976.4	2,106.7	130.3	6.6%
Average retail price per gallon	$1.39	$1.59	$0.20	14.4%
Gallons sold per store change	4.5%	4.2%

We attribute the increase in gasoline sales in 2003 to the 20-cent increase in the average retail price of gasoline and to the 4.2% increase in per-store gallons sold in 2003. The increases in gasoline gallons sold and per-store gallons sold are primarily due to our day-to-day management of gasoline markets and retail pricing.

Merchandise Gross Profit

	Years Ended December 31		Increase / (Decrease)	Percentage Change
(in millions)	2002	2003
Merchandise Gross Profit:
U.S. same-store	$2,313.2	$2,382.9	$69.7	3.0%
U.S. stores opened in 2003	—	11.2	11.2	n/a
U.S. stores opened in 2002	17.6	50.1	32.5	n/a
Canada stores	147.1	171.3	24.2	16.5%
Vcom commissions	—	1.0	1.0	n/a
Other (1)	(20.8)	(17.6)	3.2	n/a

Total	$2,457.1	$2,598.9	$141.8	5.8%

Gross profit margin	35.19%	35.24%
Gross profit growth per store		3.9%

(1)	Primarily represents costs of third-party combined distribution centers, which are not allocated to stores

The primary contributors to the merchandise gross profit growth in 2003 were increases in cigarettes, fresh foods, beverages, beer and tobacco.

The 5.8% year-over-year increase in gross profit dollars compared to a relatively small change in gross profit margin is attributable to our strategy of maximizing gross profit dollars. Our changing product mix affects merchandise margins as we sell more items that contribute to gross profit dollars but negatively impact gross profit margin, such as cigarette cartons. The impact of product assortment changes was partially offset by the continued emphasis on managing cost of goods sold.

Gasoline Gross Profit

	Years Ended December 31		Increase / (Decrease)	Percentage Change
	2002	2003
Gasoline gross profit (in millions)	$253.1	$325.2	$72.1	28.5%
Gross profit margin	(4.50)%	9.69%
Gross profit margin cents per gallon	12.8	15.4	2.6	20.3%

The increases in gross profit margin on both a per-store and a per-gallon basis were primarily due to our daily management of gasoline combined with a more favorable marketplace.

Other Income

Other income consists primarily of area license royalties, Vcom fees and initial franchise fees. Other income for 2003 was $97.0 million, a decrease of $5.9 million, or 5.7%, from $102.9 million in 2002. Royalty income from our area licensees was $52.0 million in 2003, a decrease of $19.6 million from $71.6 million in 2002. The decrease was primarily due to the previously anticipated reduction in the SEJ licensing royalty rate. Under the terms of a 1988 amendment to our licensing agreement with SEJ, the royalty payments to us were reduced by approximately 70% beginning in August 2002. The decrease in the licensing royalties was partially offset by an increase of $17.2 million in Vcom fee income. See “—Liquidity and Capital Resources—VCOM®.”

OSG&A Expense

The components of OSG&A expense are as follows:

	Years Ended December 31		Increase / (Decrease)	Percentage Change
(in millions)	2002	2003
Company OSG&A expense	$1,934.3	$2,039.1	$104.8	5.4%
Franchisee OSG&A expense	708.0	767.2	59.2	8.4%

	$2,642.3	$2,806.3	$164.0	6.2%

The ratio of total OSG&A to revenues decreased to 25.9% for 2003 from 26.9% in 2002.

Company OSG&A Expense – The primary contributors to the increase in Company OSG&A expense for 2003 were increases of $74.4 million in occupancy costs, $30.3 million in employee-related costs and $14.8 million in credit card processing fees. The increase in occupancy costs was primarily a result of new stores and their associated costs; the increase in employee-related costs was primarily due to an increase in store labor expenses; and the increase in credit card processing fees was the result of higher dollar volume primarily from the increase in retail gasoline prices. Included in 2003 OSG&A was a $10.5 million gain due to the redemption of the senior subordinated debentures, an $11.0 million currency conversion loss and a $1.7 million charge related to infrastructure consolidation and other expenses. The 2003 charge for infrastructure consolidation and other expenses includes a $7.0 million charge related to the California remediation receivable balance and a $3.9 million gain related to life insurance proceeds. Included in 2002 OSG&A was a $14.9 million currency conversion loss and $10.7 million related to infrastructure consolidation and other expenses.

Franchisee OSG&A Expense – The key contributor to the increase in Franchisee OSG&A was a $46.9 million increase in compensation expense. The increase in compensation is driven by an increase in the number of franchised stores.

Interest Expense, Net

Net interest expense for 2003 was $76.9 million, an increase of $5.6 million, or 7.9%, from $71.3 million in 2002. The increase is primarily due to new borrowings of senior subordinated debt and to a lesser extent the impact of consolidated debt in accordance with FIN 46. These increases were partially offset by lower average borrowings under our commercial paper facility at lower average interest rates in 2003 than in 2002. See “—Liquidity and Capital Resources,” “—Quantitative and Qualitative Disclosures About Market Risks—Interest Rate Risk Management,” and Note 10 to the accompanying consolidated financial statements.

Income Tax Expense

Income tax expense for 2003 was $52.4 million, an increase of $12.6 million, or 31.8%, from $39.8 million in 2002. Our effective tax rate was 38.0% for 2003, compared to 40.0% in 2002. This decrease was due to a reduction of permanent differences between financial statement income and taxable income between the two years primarily due to $3.9 million in non-taxable income related to life insurance policies in 2002.

Discontinued Operations

Discontinued operations for 2003 resulted in a loss of $13.2 million (net of $8.1 million income tax benefit) compared to a loss of $19.9 million (net of $13.2 million income tax benefit) for the same period in 2002. The stores included in discontinued operations had total revenues of $149.5 million and $264.8 million and pretax operating losses of $21.2 million and $33.1 million for 2003 and 2002, respectively. Included in the loss on discontinued operations are losses on disposal of $6.2 million (net of $3.8 million tax benefit) and $13.9 million (net of $9.2 million tax benefit) for the years ended December 31, 2003 and 2002, respectively. The pretax loss for 2003 includes a gain of $5.3 million from the sale of 12 nonstrategic stores in Wisconsin. The losses on disposal include write-downs of stores to net realizable value, anticipated future rent and other expenses in excess of related estimated sublease income, as well as gains and losses on sales of stores.

Cumulative Effect of Accounting Change

Effective July 1, 2003, we adopted FIN 46, which resulted in a one-time charge of $10.2 million, net of deferred tax benefit, related to the cumulative effect of the accounting change resulting from the consolidation of two trusts that provided us with financing. See “—Other Issues — Recently Issued Accounting Standards” and Note 13 to the accompanying consolidated financial statements.

On January 1, 2002, we adopted SFAS No. 143, which resulted in a one-time charge of $28.1 million, net of deferred tax benefit, related to the cumulative effect of the accounting change which relates to the accounting for costs associated with future removal of underground gasoline storage tanks. See Note 9 to the accompanying consolidated financial statements.

Net Earnings

Net earnings for 2003 were $62.1 million, or $0.57 per diluted share, an increase of $50.5 million from $11.6 million, or $0.12 per diluted share, in 2002.

LIQUIDITY AND CAPITAL RESOURCES

We obtain the majority of our working capital from these sources:

•	Cash flows generated from our operating activities;

•	A $650 million commercial paper facility, guaranteed by Ito-Yokado Co., Ltd. (“IY”); and

•	Borrowings of up to $200 million under our revolving credit facility.

We believe that operating activities and available working capital sources will provide sufficient liquidity in 2005 to fund our operating costs, capital expenditures and debt service. In addition, we intend to continue accessing the leasing market to finance our new stores.

We anticipate that our capital expenditures for 2005, excluding lease commitments, will be within a range of $390 million to $430 million. Anticipated capital expenditures for 2005 are expected to include the areas of new stores, information technology and maintenance. For 2004, our capital expenditures were primarily related to new store development, equipment replacement and upgrades, and information technology. We opened 59 stores in 2004 and expect to open between 100 and 150 stores during 2005. See “—Liquidity and Capital Resources—VCOM® and Purchase of ATM Business” and Note 7 to the accompanying consolidated financial statements.

In April 2004, we retired the Cityplace Term Loan using a combination of proceeds from the sale of Cityplace and available corporate funds. The total retirement of the Cityplace Term Loan was $214.1 million. This was comprised of the outstanding loan balance, accrued interest and fees associated with prepayment of the loan of $7.5 million. The carrying amount of the property and equipment (and associated net rental amounts) that was sold was $104.7 million at the time of closing. See Note 10 to the accompanying consolidated financial statements.

Effective October 8, 2004, we terminated certain lease facilities that had provided us with financing. We had used the financings to construct new stores and acquire operating convenience stores from third parties not affiliated with us. After a store was constructed or acquired, we leased the store from trusts that were established to act as lessors. We paid the trusts rent equal to the interest expense on the applicable store’s construction costs or, in the case of operating convenience stores, the acquisition price of the land, building, motor fuels equipment and other fixtures. The interest expense was LIBOR plus 2.1% for the 1999 facility and LIBOR plus 1.1% for the 2001 facility. The base lease terms under these facilities were set to expire in February 2005 and July 2006, respectively.

We consolidated the assets, liabilities, non-controlling interests and results of activities of these trusts into our financial statements effective July 1, 2003, as required by FIN 46. Using available corporate funds, we paid $175.6 million to retire the loans and $12.7 million as a return on investment. The termination of the lease facilities resulted in a charge of $1.2 million to our consolidated statements of earnings in the fourth quarter of 2004. The charge represents the recognition of the remaining deferred loan costs as well as miscellaneous expenses associated with the closing. With the termination of the lease facilities, title to all assets previously owned by the trusts was transferred to us. See Notes 10 and 13 to the accompanying consolidated financial statements.

On October 26, 2004, we entered into a $200 million unsecured revolving credit agreement (“Credit Agreement”) with a group of lenders. We are permitted to use the entire revolving credit facility to support the issuance of letters of credit, or we may draw on the facility for general corporate purposes. The revolving facility expires in October 2009. We terminated the previously existing $200 million revolving credit facility when we executed the new Credit Agreement. As of December 31, 2004, outstanding letters of credit under the facility totaled $113.3 million, and there were no outstanding borrowings under the facility.

VCOM® and Purchase of ATM Business

VCOM® is our proprietary self-service solution to meet consumer demands for convenient and continuously available financial services. We believe that our Vcom business represents a significant market opportunity to offer financial and other services to a segment of our current and future customers. We believe we are well-positioned to capitalize on this opportunity because of the demographics of our existing customer base and the large number of our conveniently located stores. Through exclusive agreements with third-party service providers, we offer traditional ATM services, money orders and money transfer services, check-cashing, prepaid phone cards, stored value cards and bill payment services. These are primarily commission-based and are included in merchandise sales on the accompanying consolidated statements of earnings.

As of December 31, 2004, we had 1,037 VCOM® kiosks in our stores. In exchange for granting our strategic partners exclusive rights to offer their services or products on our VCOM® kiosks, these partners are generally required to pay us a percentage of the transaction fees and, in certain circumstances, placement fees. During the twelve months ended December 31, 2004, we received a total of $11.9 million in placement fees from our Vcom partners, of which $7.1 million is included in deferred income in our consolidated balance sheet. These fees are recognized in other income as earned in our consolidated statement of earnings.

During the first quarter of 2004, we recognized in income $6.2 million that was previously classified as deferred income due to the mutual termination of the Vcom check-cashing relationship with Certegy. We entered into an agreement with CashWorks, Inc., a subsidiary of General Electric Company, to provide check-cashing services on our VCOM® kiosks and transitioned that business to them in early April 2004. In addition, we recognized $4.6 million that was also previously classified as deferred income related to the mutually agreed-upon termination of our e-shopping relationship with Cyphermint. At the end of the first quarter, we entered into an arrangement with a commercial bank that provides the cash in the VCOM® kiosks. The fee charged to us by the commercial bank for our use of its cash is reflected in our Company OSG&A expense.

On August 16, 2004, we entered into a new agreement with a major financial services company. Under the terms of the agreement, we acquired the business that operated the ATM network then deployed in our stores for a purchase price (including acquisition costs) of $44.7 million of cash consideration and the assumption of certain contractual lease commitments and other contracts related to the business. In connection with this acquisition, we entered into an agreement with a commercial lender to provide cash in the ATM machines.

We are accounting for the acquisition under the purchase method. The purchase price includes the acquisition of approximately 4,500 ATM machines (as well as approximately 1,000 warehoused units, the majority of which were sold by December 31, 2004) and the right to receive all future ATM transaction revenue generated through both these machines and the more than 1,000 VCOM® kiosks that we currently own. During the fourth quarter, we finalized the purchase price allocation and, as a result of this analysis, recorded goodwill of $35.6 million representing the excess of purchase price over net assets acquired. See Note 7 to the accompanying consolidated financial statements.

Contractual Obligations and Commercial Commitments

Financial Obligations. A summary of our material contractual cash obligations as of December 31, 2004, is as follows (in millions):

	2005	2006	2007	2008	2009	There- after	Total
Long-term debt(1)	$70.0	$69.5	$116.7	$118.1	$119.6	$309.5	$803.4
Capital lease obligations, including interest	41.8	39.4	35.6	29.1	27.4	179.6	352.9
Convertible quarterly income debt securities (“QUIDS”)	—	—	—	—	—	300.0	300.0
Interest payments on long-term debt and QUIDS	37.4	39.0	40.0	37.3	33.2	41.7	228.6
Operating lease obligations	205.3	184.9	154.0	126.1	106.2	646.3	1,422.8
Purchase commitments(2)	2,708.0	1,540.0	79.0	43.0	17.0	10.0	4,397.0
Post-employment benefits(3)	3.9	4.0	4.0	4.0	4.0	33.5	53.4
Self-insurance obligations(3)	55.5	12.1	10.7	9.1	7.4	3.7	98.5
Contributions related to retirement plans	14.5	.2	.2	.2	.2	4.9	20.2
Employee annual performance incentive	40.0	—	—	—	—	—	40.0
Environmental liabilities	22.4	9.7	3.7	2.4	2.2	1.2	41.6
Underground gasoline storage tanks	1.8	2.0	2.0	2.0	2.0	47.4	57.2

Total	$3,200.6	$1,900.8	$445.9	$371.3	$319.2	$1,577.8	$7,815.6

(1)	Includes $267.3 million of commercial paper, $215.9 million of which is classified in “Thereafter.”
(2)	Refer to the Purchase Commitments table.
(3)	We have estimated our future cash obligations based on historical information.

Long-Term Debt. We have $650 million available under our commercial paper facility, of which $267.3 million was outstanding as of December 31, 2004. We have classified $215.9 million of the total amount outstanding as noncurrent debt because we intend to maintain at least this amount outstanding during the next year. Such debt is unsecured and is fully and unconditionally guaranteed by IY through 2006 under a written agreement. IY has agreed to continue through 2006 both the guarantee of the commercial paper issued and the waiver of its contractual right to receive from us a guarantee fee of 0.5% per year (accruing on a daily basis) on the face amount of commercial paper outstanding.

If we fail to repay the commercial paper as it matures, IY will become obligated to make such payments under its guarantee of our commercial paper facility. We would, in turn, be obligated to reimburse IY, subject to some restrictions in our credit agreement, for the costs associated with such a payment. Our credit agreement restrictions principally specify that we cannot make reimbursements until one year after we repay, in full, all amounts outstanding under the credit agreement. See “—Other Issues—Related Party Transactions—Commercial Paper” and Note 10 to the accompanying consolidated financial statements.

Our other long-term debt primarily consists of SEJ Notes of $400 million and yen-denominated loans of $134.5 million. See Note 10 to the accompanying consolidated financial statements.

There were no loans outstanding under the revolver at December 31, 2004. Letters of credit outstanding under the facility totaled $113.3 million at December 31, 2004, which have reduced available funds under the revolving credit facility to $86.7 million. Interest on borrowings is based on a variable rate equal to the highest of (a) the administrative agent bank’s base rate, (b) 0.50% over the three-week moving average of three-month certificate of deposit, (c) 0.50% over the federal funds rate or, at our option, a rate equal to a reserve-adjusted Eurodollar rate plus a margin determined by our credit rating for senior long-term indebtedness.

Our revolving credit facility contains various financial and operating covenants customary for facilities of this nature that require, among other things, the maintenance of certain financial ratios including interest and rent coverage and leverage ratios. We do not anticipate drawing down any funds under our revolver in the near future. We were in compliance with all of the financial and operating covenants in our credit agreement as of December 31, 2004. See Note 10 to the accompanying consolidated financial statements.

Capital and Operating Lease Obligations. We utilize leases as a means of funding our property and equipment. Generally, real estate leases are for primary terms from 10 to 20 years with options to renew for additional periods and equipment leases are for terms from three to 10 years. Ground leases for stores are recorded as operating leases, while leased buildings and equipment are recorded as capital or operating leases in accordance with the provisions of SFAS No. 13, “Accounting for Leases,” as amended. Capital lease obligations and related assets are included in our consolidated balance sheet. Operating lease obligations and related assets are not included in our consolidated balance sheet.

Store Leases. As of December 31, 2004, we operated or franchised approximately 5,800 stores in the United States and Canada. We own approximately 31% of these stores, and we lease the remainder. Over the next 5 years, leases covering more than half of our total leased stores will expire, including more than 1,300 leases that lack rent renewal options or contain negotiable rent options and more than 1,100 leases that have fixed rent options. We have devoted, and will continue to devote, considerable efforts to extending and/or renegotiating these leases.

	2005	2006	2007	2008	2009	Total
Lease expiring or with negotiable rent options	162	306	301	287	286	1,342
Fixed rent options	32	218	316	283	318	1,167

Total	194	524	617	570	604	2,509

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

QUIDS. SEJ currently holds $300 million of convertible quarterly income debt securities (QUIDS) from a transaction consummated in 1995. These securities can be converted into our common stock at a predetermined price. The securities bear interest at 4.5% annually and are subordinate to all existing debt. See “—Other Issues—Related Party Transactions—QUIDS” and Notes 11 and 21 to the accompanying consolidated financial statements.

Purchase Commitments. We have various material contracts with service and product vendors that contain commitments to purchase minimum levels of products or services. We also have material commitments for capital projects. We have estimated our material minimum purchase commitments as of December 31, 2004. These estimated commitments are summarized as follows (in millions):

	2005	2006	2007	2008	2009	Thereafter	Total
Distribution services	$961.0	$—	$—	$—	$—	$—	$961.0
Gasoline supply (1)	1,401.0	1,443.0		—	—	—	2,844.0
IT commitments	79.0	50.0	42.0	33.0	7.0	—	211.0
Product and other commitments (2)	48.0	47.0	37.0	10.0	10.0	10.0	162.0
Capital commitments	219.0	—	—	—	—	—	219.0

Total	$2,708.0	$1,540.0	$79.0	$43.0	$17.0	$10.0	$4,397.0

(1)	We have estimated our future purchase commitments based on volumes purchased and our average cost for 2004 increased by approximately 3%.
(2)	We have estimated our future purchase commitments based on our contracted volume at 2004 prices.

Distribution Services We have a service agreement through January 2006 with McLane Company, Inc., under which McLane is the primary distributor of traditional grocery products to our U.S. stores and designated combined distribution centers in the United States. Under the terms of the agreement, we are required to purchase a minimum percentage of eligible purchases from McLane. We exceeded the minimum percentage in 2003 and 2004 and we expect to meet the minimum percentage in 2005. Our failure to purchase the minimum percentage of eligible purchases could result in a change in pricing of certain products.

Gasoline Supply. We are currently in the 19th year of a 20-year product purchase agreement with CITGO Petroleum Corporation. This agreement, which expires in September 2006, permits us to purchase gasoline from parties other than CITGO, but obligates us to purchase specified quantities of gasoline at market prices from CITGO. The minimum required annual purchases under this agreement are generally the lesser of 750 million gallons or 35% of all of the gasoline we purchase for retail sale. We have exceeded the minimum required annual purchases in all material respects in each year of the contract and expect to continue doing so in the future. See Note 15 to the accompanying consolidated financial statements.

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

Other. We have contracts with certain of our combined distribution center operators that require us to process a certain level of products through the facilities. If we fail to do so, we must pay the applicable operator a predetermined fee. We estimate that we will pay approximately $7.0 million in such fees over the next three years. For the years ended December 31, 2002, 2003 and 2004, we paid $0.9 million, $3.8 million and $3.7 million, respectively. These amounts are reflected in merchandise cost of goods sold.

We have guaranteed $3.7 million of a five-year, $15 million note between one of our equity affiliates and a third-party lending institution. The affiliate obtained the loan to restructure existing debt. The guaranteed amount is the maximum potential amount that we could be required to pay in the event of default by the affiliate.

See Note 8, 9, 14 and 15 to the accompanying consolidated financial statements for discussion of other items in the financial obligations table.

Cash Flows from Operating Activities

Net cash provided by operating activities for 2004 was $559.6 million compared to $535.1 million for 2003, an increase of $24.5 million or 4.6%. We attribute this increase to increased earnings during 2004. Partially offsetting this increase were changes in working capital items, primarily attributed to the timing of receipt of vendor allowances and other receivables, the timing of the payment of merchandise and gasoline payables, and increases in employee compensation payables.

Cash Flows from Investing Activities

Net cash used in investing activities for 2004 was $227.1 million, a decrease of $108.9 million, or 32.4%, from $336.0 million for 2003. Included in investing activities for 2004, was the ATM acquisition for $44.7 million and net proceeds of $122.4 million from the sale of the headquarters building, parking garages and related facilities to an outside party.

Cash Flows from Financing Activities

Net cash used in financing activities was $446.8 million for 2004, an increase of $311.6 million from $135.2 million for 2003. Contributing to this increase were net payments under commercial paper facilities of $51.4 million combined with repayments of long-term debt of $404.2 million, which consisted primarily of $205.7 million from the payoff of the Cityplace Term Loan and $175.6 million from the termination of the lease facilities.

OTHER ISSUES

Related Party Transactions

As of December 31, 2004, IYG Holding Co. (“IYG”), SEJ and IY, collectively held 73.77% of our common stock. As of December 31, 2004, IYG was owned 51% by IY and 49% by SEJ, a majority-owned subsidiary of IY. IYG is a Delaware corporation that was formed in 1991 to acquire and hold our common stock. On February 28, 2005, IY sold to SEJ its interest in both IYG and its independently held shares of our common stock and, as a result, we are currently 73.77% owned by SEJ and IYG. See Notes 1 and 21 to the accompanying consolidated financial statements.

Commercial Paper. We entered into an agreement with IY pursuant to which IY agreed to fully and unconditionally guarantee our commercial paper facility. As a result of this guarantee, we achieve lower interest rates and better credit ratings than would otherwise be possible. Both the interest rates we pay on our commercial paper and our credit rating are affected by IY’s credit rating, and a significant downgrade of IY’s credit rating could adversely affect us. Due to IY’s indirect ownership interest in our company, we expect our relationship with IY to continue in the future. See “—Liquidity and Capital Resources—Contractual Obligation and Commercial Commitments—Financial Obligations—Long-Term Debt” and Notes 1 and 10 to the accompanying consolidated financial statements.

QUIDS. SEJ holds $300 million of QUIDS from a transaction consummated in 1995. These securities can be converted at any time into our common stock at a predetermined price. The securities bear interest at 4.5% annually and are subordinate to all existing debt. The terms and conditions of the QUIDS transaction were approved in advance by a Special Committee comprised of three independent members of our board of directors. In deciding whether to approve the transaction, the Special Committee relied, in part, on fairness opinions delivered to the committee by financial institutions who conducted extensive due diligence prior to issuing their opinions. See Notes 11 and 21 to the accompanying consolidated financial statements.

License Royalties. In 2004 we received over $22.7 million of royalties from our area license agreement with SEJ. See Notes 1 and 10 to the accompanying consolidated financial statements.

SEJ Notes. SEJ holds $400 million of Senior Subordinated Notes that we issued in 2003. These notes were issued in four tranches under a 2003 note purchase agreement with SEJ. The weighted average interest rate for the SEJ notes is 3.4%.

Expansion in China. During the first quarter of 2004, we finalized an area license agreement for Beijing and the surrounding area in the People’s Republic of China with an approved joint venture group. The joint venture is comprised of Seven-Eleven Japan, Co., Ltd., Beijing ShouLian (Capital Allied) Commercial Group Co., Ltd., and China National Sugar & Alcohol Group Corporation. The first 7-ELEVEN® store opened in Beijing on April 15, 2004, and a total of 10 stores were operating at year end. As part of this agreement, we recognized $2.0 million in other income for the year ended December 31, 2004.

Environmental

At December 31, 2004, our estimated undiscounted liability for our environmental costs related to remedial action at existing and previously operated gasoline storage sites and other operating and non-operating properties where releases of regulated substances have been detected was $37.7 million. We anticipate that substantially all of the future remediation costs for detected releases of regulated substances at remediation sites of which we are aware, as of December 31, 2004, will primarily be incurred within the next five to six years. The estimated liability could change within the near future for several reasons, including (a) revisions to or the creation of governmental requirements, (b) existing remediation projects become fully defined, resulting in revised estimates of the cost to finish the projects and (c) unplanned future failures of underground gasoline storage tank systems.

Under state reimbursement programs, we are eligible to be reimbursed for a portion of future remediation costs, as well as a portion of remediation costs previously incurred. These reimbursement claims represent a firm and legally enforceable basis to recover remediation costs from the various state programs. At December 31, 2004, we had recorded a net receivable of $50.5 million for the estimated state reimbursements, of which $30.7 million relates to remediation costs incurred in the State of California. In assessing the probability of state reimbursements, we take into consideration each state’s fund balance, revenue sources, existing claim backlog, status of cleaning activity and claim ranking. As a result of these assessments, the recorded receivable amounts at December 31, 2004, are net of allowances of $11.8 million. The estimated future state reimbursement amounts could change within the near future as governmental requirements and state reimbursement programs continue to be revised or extended.

While we cannot be certain of the timing of our receipt of state reimbursement funds, based on our experience we expect to receive the majority of state reimbursement funds within one to three years after our payment of eligible remediation expenses. This time period assumes that the state administrative procedures for processing such reimbursements have not changed.

The exception to our assumption regarding the timing of when we will receive state reimbursement funds is in California. The California reimbursement program separates claims into four classes: A, B, C and D. Our claims are in class D. In 2003, as a result of the growing backlog of Class D claims, we recorded a pretax charge of $7.0 million to OSG&A to reflect our best estimate of the fair value of the California remediation receivable at that time. Upon passage of California AB 1906 in 2004, which increased the expected funding of the state’s reimbursement programs, we revised our estimate of when we would receive funds from California. As a result of this analysis, we recorded a $2.0 million increase in our net receivable from California for the year ended December 31, 2004. We have recorded the portion of the receivable that relates to remediation activities that have already been completed at a discount rate of approximately 4.9%. Thus, in addition to the allowance discussed above, the recorded receivable amount is also net of a discount of $19.4 million.

Any revisions to our estimated future remediation expenditures and related state reimbursement amounts could have a material impact on our operations and financial position.

Franchise Agreement Renewal

We have approximately 3,400 franchised stores as of December 31, 2004. We developed a new franchise agreement, which we began implementing in 2004, to replace agreements that expired in early 2004. The new agreement includes a revision to the gross profit split between us and the franchisees and provides for an advertising fee to be paid by the franchisees to us. In addition, the new agreement includes a requirement for a minimum-purchase percentage of franchisees’ total purchases and cigarette purchases from our recommended vendors. The agreement is designed to better align our franchisees with our business strategies involving fresh foods, combined distribution and differentiation and to increase profits for our franchisees and us.

A committee of our franchisees evaluated the economic impact of the new agreement on our franchisees according to a procedure set forth in a 1998 court-approved settlement agreement. In February 2004, the committee advised us that the new agreement satisfied the economic impact standard contained in the settlement agreement. After that, all franchisees were offered the chance to sign the new agreement during 2004. As of December 31, 2004, franchisees operating 3,251 stores, or approximately 95% of total franchised stores, had signed the new franchise agreement. See Notes 1 and 2 to the accompanying consolidated financial statements.

The terms of the new agreement have not had a material adverse impact on either our franchisees or us.

Recently Issued Accounting Standards

In May 2004, the FASB issued FASB Staff Position No.106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” (the “Act”). FSP 106-2 supersedes FSP 106-1, which was issued in January 2004 under the same title. The Act concerns prescription drug benefits under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-2 applies only to sponsors of defined benefit postretirement health care plans for which (a) the employer has concluded that prescription drug benefits available under the plan are actuarially equivalent to Medicare Part D and thus qualify for the subsidy under the Act and (b) the expected subsidy will offset or reduce the employer’s share of the cost of postretirement prescription drug coverage provided by the plan. In general, FSP 106-2 concludes that plan sponsors should follow SFAS No. 106 (see Note 14) in accounting for the effects of the Act. Specifically, the effect of the subsidy on benefits attributable to past service cost should be accounted for as an actuarial experience gain and the effect of the subsidy on future costs should be accounted for as a reduction in service cost. We adopted the provisions of FSP 106-2 effective July 1, 2004, but were deferring recognition as allowed pending the issuance of authoritative guidance and its effect, if any, on our financial position, results of operations and financial statement disclosure. On January 21, 2005, the Centers for Medicare and Medicaid Services issued such guidance by releasing final regulations implementing the Act. These regulations, which we are currently evaluating, provide new and additional guidance for determining actuarial equivalency. However, based on the current design of our postretirement healthcare benefit plan, we believe that it is unlikely that the prescription drug benefits available under our plan will be actuarially equivalent to Medicare Part D, and we will therefore not qualify for the subsidy under the Act.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS 151 requires that fixed production costs be allocated to inventory based on the normal capacity of production facilities and that unallocated overheads be recognized as an expense in the periods in which they are incurred. In addition, other items such as abnormal freight, handling costs and amounts of excess spoilage require treatment as current-period charges rather than a portion of the inventory cost. SFAS No. 151 is effective for inventory costs incurred during periods beginning after June 15, 2005. We are currently assessing the requirements of the standard, which will be adopted effective January 1, 2006, but we do not believe that its adoption will have a material impact, if any, on our consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”), which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. The primary focus of SFAS 123R is on employee services obtained in share-based payment transactions. SFAS 123R requires that all share-based payments to employees be recognized in the financial statements based on their fair values beginning with the first interim or annual reporting period that begins after June 15, 2005, with early adoption encouraged. The fair value of a share-based payment transaction is to be determined by an option-pricing model as of the grant date of the award. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award.

The implementation guidance of SFAS 123R requires that a company elect a transition method to be used at the date of adoption. The transition methods include both prospective and retrospective options for adopting. Under the retrospective transition options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested awards at the beginning of the first period of adoption of SFAS 123R, while the retrospective methods require that compensation expense for all unvested awards be recorded beginning with the first period restated.

We will adopt the provisions of SFAS 123R effective July 1, 2005. We intend to elect the retrospective transition method, with all prior periods presented restated to include expense previously calculated under SFAS No. 123 for pro forma footnote disclosures. Based on our preliminary analysis of SFAS No. 123R, we anticipate that the after-tax impact of adoption on our earnings from continuing operations for the year ended December 31, 2005, will be an expense of approximately $6.0 million to $7.0 million.

Subsequent Event

On February 28, 2005, IY sold to SEJ its interest in both IYG and its independently held shares of our common stock. This transaction between IY and SEJ, which is a majority-owned subsidiary of IY, does not impact us. Following the transaction, we are 73.77% owned by IYG and SEJ. See Notes 1 and 21 to the accompanying consolidated financial statements.

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The following discussion summarizes the financial and derivative instruments we held as of December 31, 2004. These instruments are sensitive to changes in interest rates, foreign exchange rates and equity prices. From time to time, we use interest-rate swaps to manage the primary market exposures associated with underlying liabilities and anticipated transactions. We use these instruments to reduce risk by essentially creating offsetting market exposures. In addition, our two yen-denominated loans effectively serve as an economic hedge of our exposure to yen-dollar currency fluctuations resulting from our significant yen-based royalty from SEJ. We do not leverage the instruments we hold, and we hold the instruments for purposes other than trading. In the normal course of business, we also face risks that are either non-financial or non-quantifiable, such as country risk, credit risk and legal risk, and we have not addressed these risks in this discussion.

Interest-Rate Risk Management

As of December 31, 2004, approximately 29.4% of our debt contained floating rates that will be impacted by changes in interest rates. The weighted-average interest rate for such debt was 2.4% for the year ended December 31, 2004, as compared to 3.3% for the year ended December 31, 2003.

The following table provides descriptions, principal cash flows by maturity date and the related estimated average interest rates of the floating-rate financial instruments we held at December 31, 2004.

(dollars in millions)	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Floating-rate financial instrument:
Commercial paper (1)	$51	$—	$—	$—	$—	$216	$267	$267
Capital lease—VCOM® equipment	$8	$8	$8	$10	$—	$—	$34	$34
Average interest rate:
Commercial paper	3.3%	4.1%	4.6%	5.0%	5.0%	5.0%	4.5%
Capital lease—VCOM® equipment	4.5%	5.3%	5.8%	6.2%	—	—	5.5%

(1)	See “—Liquidity and Capital Resources—Contractual Obligations and Commercial Commitment—Long-term Debt.”

Foreign-Exchange Risk Management

Our $58.5 million of royalty income in 2004 was impacted by fluctuating exchange rates. Approximately 39% of such royalties were from area license agreements with SEJ. By using our SEJ royalty to service the principal and interest payments on our yen loans, we have an economic hedge against fluctuations in the Japanese yen to U.S. dollar exchange rate. Although SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” nullified the hedge accounting treatment we were applying to the

SEJ royalty and our yen-denominated loans, our economic hedge against changes in the Japanese yen to U.S. dollar exchange rate remains in place. We adjust the balance of the yen loans at each reporting date to reflect the current Japanese yen to U.S. dollar exchange rate, and the resulting foreign currency exchange gain or loss is recognized in earnings. Based on our yen-denominated debt balance as of December 31, 2004, a one-point increase or decrease in the Japanese yen to U.S. dollar exchange rate would result in an increase or decrease in pretax earnings of approximately $1.3 million. See “—Critical Accounting Policies and Estimates—Yen Loans” and Notes 1 and 10 to the accompanying consolidated financial statements.

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

Equity-Price Risk Management

We hold equity securities of other companies. We classify these securities as available for sale and carry them on our consolidated balance sheet at fair value. At December 31, 2004, we held shares of Affiliated Computer Services, Inc. common stock (the “ACS shares”), which had no cost basis but had a fair value of $162,332. We obtained the ACS shares in 1988 as part of our mainframe data processing contract with ACS. At that time, ACS was a privately held start-up company. Accordingly, the stock was valued with no cost.

Changes in fair value are recognized as other comprehensive earnings, net of tax, as a separate component of shareholders’ equity.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

7-ELEVEN, INC. AND SUBSIDIARIES

Consolidated Financial Statements for the

Years Ended December 31, 2002, 2003 and 2004

7-ELEVEN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,
	2003	2004
	Restated
ASSETS
Current assets
Cash and cash equivalents	$190,513	$76,214
Accounts receivable, net	153,494	187,751
Inventories	279,130	286,063
Other current assets	162,847	182,334

Total current assets	785,984	732,362
Property and equipment, net	2,395,662	2,293,147
Goodwill and other intangible assets, net	140,412	175,649
Other assets, net	128,571	110,968

Total assets	$3,450,629	$3,312,126

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$270,747	$335,380
Accrued expenses and other liabilities	570,181	646,177
Commercial paper	—	51,400
Long-term debt due within one year	39,828	40,370

Total current liabilities	880,756	1,073,327
Deferred credits and other liabilities	420,764	458,408
Senior Subordinated Notes due to SEJ	400,000	400,000
Other long-term debt	1,035,490	534,610
Minority Interest	82,028	81,320
Convertible quarterly income debt securities	300,000	300,000
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 1,000,000,000 shares authorized; 111,834,262 and 113,738,526 shares issued and outstanding	11	11
Additional capital	1,251,428	1,277,835
Accumulated deficit	(934,444)	(837,938)
Unearned compensation	(796)	(1,488)
Accumulated other comprehensive earnings	15,392	26,041

Total shareholders’ equity	331,591	464,461

Total liabilities and shareholders’ equity	$3,450,629	$3,312,126

See notes to consolidated financial statements.

7-ELEVEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except per-share data)

	Years Ended December 31
	2002	2003	2004
	Restated	Restated
REVENUES
Merchandise sales	$6,983,241	$7,375,179	$7,893,059
Gasoline sales	2,744,776	3,355,138	$4,227,907

Net sales	9,728,017	10,730,317	12,120,966
Other income	102,816	96,962	125,117

Total revenues	9,830,833	10,827,279	12,246,083

COSTS AND EXPENSES
Merchandise cost of goods sold	4,526,170	4,776,274	5,079,616
Gasoline cost of goods sold	2,491,661	3,029,925	3,885,529

Total cost of goods sold	7,017,831	7,806,199	8,965,145
Operating, selling, general and administrative expenses	2,642,341	2,806,316	3,043,525
Interest expense, net	71,276	76,896	64,898

Total costs and expenses	9,731,448	10,689,411	12,073,568

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	99,385	137,868	172,515
INCOME TAX EXPENSE	39,754	52,390	64,018

EARNINGS FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	59,631	85,478	108,497
LOSS ON DISCONTINUED OPERATIONS (net of tax benefit of $13,237, $8,066 and $4,291)	(19,857)	(13,161)	(6,854)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (net of tax benefit of $18,759, $6,550 and $3,284)	(28,139)	(10,244)	(5,137)

NET EARNINGS	$11,635	$62,073	$96,506

NET EARNINGS PER COMMON SHARE
Basic
Earnings from continuing operations before cumulative effect of accounting change	$.57	$.80	$.97
Loss on discontinued operations	(.19)	(.12)	(.06)
Cumulative effect of accounting change	(.27)	(.10)	(.05)

Net earnings	$.11	$.58	$.86

Diluted
Earnings from continuing operations before cumulative effect of accounting change	$.55	$.75	$.90
Loss on discontinued operations	(.18)	(.10)	(.05)
Cumulative effect of accounting change	(.25)	(.08)	(.04)

Net earnings	$.12	$.57	$.81

See notes to consolidated financial statements.

7-ELEVEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands)

	Common Stock		Additional Capital	Accumulated Earnings (Deficit)	Unearned Compensation	Accumulated Other Comprehensive Earnings (Loss)		Shareholders’ Equity
	Shares	Par Value				Unrealized Gains (Losses)	Foreign Currency Translation
Balance at December 31, 2001, as previously reported	104,809	$10	$1,166,624	$(1,002,884)	$—	$(1,751)	$(9,524)	$152,475
Cumulative effect of restatement for lease accounting (see Note 1)				(5,268)				(5,268)

Balance at December 31, 2001, as restated	104,809	10	1,166,624	(1,008,152)	—	(1,751)	(9,524)	147,207
Net earnings, as restated				11,635				11,635
Other comprehensive earnings (loss):
Unrealized loss on equity securities (net of ($49) deferred taxes)						(270)		(270)
Reclassification adjustments for gains included in net earnings (net of $1,195 deferred taxes)						(1,812)		(1,812)
Unrealized gain related to interest rate swap (net of $346 deferred taxes)						92		92
Foreign currency translation							(256)	(256)

Total other comprehensive loss								(2,246)

Comprehensive earnings								9,389
Unearned compensation					(1,068)			(1,068)
Issuance of stock	168		1,558					1,558

Balance at December 31, 2002, as restated	104,977	10	1,168,182	(996,517)	(1,068)	(3,741)	(9,780)	157,086
Net earnings, as restated				62,073				62,073
Other comprehensive earnings (loss):
Unrealized gain on equity securities (net of $42 deferred taxes)						18		18
Reclassification adjustments for gains included in net earnings (net of $799 deferred taxes)						(1,198)		(1,198)
Unrealized gain related to interest rate swap (net of $5,304 deferred taxes)						6,505		6,505
Unrealized loss related to benefit plan (net of ($156) deferred taxes)						(244)		(244)
Foreign currency translation							23,832	23,832

Total other comprehensive earnings								28,913

Comprehensive earnings								90,986
Unearned compensation					272			272
1998 QUIDS conversion to stock	6,502	1	79,692					79,693
Issuance of stock	355		3,554					3,554

Balance at December 31, 2003, as restated	111,834	11	1,251,428	(934,444)	(796)	1,340	14,052	331,591
Net earnings, as restated				96,506				96,506
Other comprehensive earnings (loss):
Unrealized loss on equity securities (net of ($24) deferred taxes)						(37)		(37)
Reclassification adjustments for losses included in net earnings (net of $1,172 deferred taxes)						(1,834)		(1,834)
Unrealized gain related to interest rate swap (net of $348 deferred taxes)						386		386
Unrealized loss related to benefit plan (net of ($228) deferred taxes)						(357)		(357)
Foreign currency translation							12,491	12,491

Total other comprehensive earnings								10,649

Comprehensive earnings								107,155
Unearned compensation					(692)			(692)
Issuance of stock	1,905		26,407					26,407

Balance at December 31, 2004	113,739	$11	$1,277,835	$(837,938)	$(1,488)	$(502)	$26,543	$464,461

See notes to consolidated financial statements.

7-ELEVEN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31
	2002	2003	2004
	Restated	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$11,635	$62,073	$96,506
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of accounting change	28,139	10,244	5,137
Depreciation and amortization of property and equipment	281,710	310,165	333,166
Other amortization	355	220	123
Deferred income taxes	19,413	24,157	8,902
Noncash interest expense	1,242	182	1,929
Foreign currency net conversion loss	14,930	11,002	6,326
Other noncash (income) expense	(744)	5,119	5,669
Gain on debt redemption	—	(10,455)	—
Net loss on disposal of property and equipment	25,085	13,149	5,889
(Increase) decrease in accounts receivable	(32,196)	32,720	(36,353)
(Increase) decrease in inventories	(14,516)	7,342	(6,933)
Decrease (increase) in other assets	1,546	(11,333)	(14,951)
Increase in trade accounts payable and other liabilities	160,737	80,482	154,206

Net cash provided by operating activities	497,336	535,067	559,616

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment	(426,583)	(338,581)	(312,318)
Proceeds from sale of property and equipment	16,515	16,630	129,986
Proceeds from sale of domestic securities	2,996	1,989	2,995
Restricted cash	(37,147)	(16,110)	(3,041)
Acquisition of a business	—	—	(44,743)
Other	(418)	90	40

Net cash used in investing activities	(444,637)	(335,982)	(227,081)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from commercial paper and revolving credit facilities	5,853,757	5,104,368	5,675,195
Payments under commercial paper and revolving credit facilities	(5,848,694)	(5,261,716)	(5,726,634)
Proceeds from issuance of long-term debt	—	400,000	—
Principal payments under long-term debt agreements	(40,831)	(400,213)	(404,224)
(Decrease) increase in outstanding checks in excess of cash in bank	(20,637)	19,350	(15,465)
Net proceeds from issuance of common stock	51	3,057	24,994
Other	(939)	(42)	(700)

Net cash used in financing activities	(57,293)	(135,196)	(446,834)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,594)	63,889	(114,299)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	131,218	126,624	190,513

CASH AND CASH EQUIVALENTS AT END OF YEAR	$126,624	$190,513	$76,214

RELATED DISCLOSURES FOR CASH FLOW REPORTING
Interest paid (including capitalized interest), excluding SFAS No.15 Interest	$(69,641)	$(70,604)	$(62,151)

Net income taxes refunded (paid)	$13,608	$(13,125)	$(62,785)

Assets obtained by entering into capital leases and other debt arrangements	$42,536	$51,580	$12,129

1998 Yen Loan principal and interest payments from restricted cash	$(42,399)	$(16,190)	$(17,660)

1998 QUIDS conversion to common stock	$—	$(79,693)	$—

See notes to consolidated financial statements.

7-ELEVEN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2003 and 2004

NOTE 1: ACCOUNTING POLICIES

Principles of Consolidation – 7-Eleven, Inc. and its subsidiaries (“the Company”) is 73.77% owned by Seven-Eleven Japan Co., Ltd. (“SEJ”) and its affiliate IYG Holding Company (“IYG”) (see Note 21). SEJ is a majority-owned subsidiary of Ito-Yokado Co., Ltd. (“IY”). The Company and its franchisees operate approximately 5,800 7-ELEVEN® and other convenience stores in the United States and Canada. Area licensees, or their franchisees, and affiliates operate approximately 22,000 additional 7-ELEVEN® convenience stores in certain areas of the United States, in 15 other countries and in the U.S territories of Guam and Puerto Rico.

The consolidated financial statements include the accounts of 7-Eleven, Inc., its subsidiaries and franchisees (see Note 2). Intercompany transactions and account balances are eliminated. Certain prior-year amounts have been reclassified to conform to the current-year presentation. Sales by stores operated under domestic and foreign area license agreements are not included in consolidated revenues. All fees or royalties arising from these agreements are included in other income. Initial fees, which have been immaterial, are recognized when the services required under the agreements are performed.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51,” (“FIN 46”) as of July 1, 2003, and the subsequent revision to FIN 46 (“FIN 46R”) as of January 1, 2004. Prior to the issuance of FIN 46, the criteria for consolidation were prescribed by Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and were principally based on control through ownership of voting interests. As defined by FIN 46R, the Company’s franchisees are independent contractors in whom the Company is deemed to have a controlling financial interest. Accordingly, as a result of adopting FIN 46 and FIN 46R, the Company has included the assets, liabilities, equity and results of operations of its franchise stores in its consolidated financial statements (see Note 2). Prior-year presentations of the financial position, results of operations and cash flows of these stores have been reclassified to conform to the current-year consolidation presentation. In addition, as a result of adopting FIN 46, the consolidated financial statements as of December 31, 2003, include the accounts of certain variable interest entities (“VIEs”). These VIEs were subsequently dissolved effective October 8, 2004, when the Company terminated certain of its lease facilities (see Notes 10 and 13).

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

Restatement of Previously Issued Financial Statements – In connection with the December 31, 2004, year-end reporting, the Company reviewed its lease accounting and leasehold depreciation policies and determined it was appropriate to restate its previously issued financial statements. Historically, the Company had been amortizing certain leasehold improvements on operating leases over periods that extended beyond the term of the lease. The Company has revised its accounting and restated its previously issued financial statements to adjust the amortization expense of certain of its leasehold improvements to be the shorter of the economic useful life or the lease term as defined by Statement of Financial Accounting Standard (“SFAS”) No. 13, “Accounting for Leases.”

As a result of the restatements above, the Company has recorded increases of $1.9 million and $3.3 million to operating, selling, general and administrative (“OSG&A”) expense for the years ended December 31, 2002 and 2003, respectively. The effects of these restatements were as follows:

	2002				2003
	Impact of restatement		As restated		Impact of restatement	As restated
	(Dollars in thousands, except per share data)
As of December 31:

Property and equipment, net	$		$		$(13,804)	$2,395,662
Other assets					566	128,571
Total assets					(13,238)	3,450,629
Accrued expenses and other liabilities					(30)	570,181
Deferred credits and other liabilities					(4,777)	420,764
Accumulated deficit		(6,410)		(996,517)	(8,431)	(934,444)
Total shareholders’ equity		(6,410)		157,086	(8,431)	331,591
Total liabilities and shareholders’ equity					(13,238)	3,450,629

Years Ended December 31:

OSG&A		$1,903		$2,642,341	$3,259	$2,806,316
Earnings from continuing operations before income tax expense and cumulative effect of accounting change		(1,903)		99,385	(3,259)	137,868
Income tax expense		(761)		39,754	(1,238)	52,390
Earnings from continuing operations before cumulative effect of accounting change		(1,142)		59,631	(2,021)	85,478
Net earnings		(1,142)		11,635	(2,021)	62,073
Basic EPS		(0.01)		0.11	(0.02)	0.58
Diluted EPS		(0.01)		0.12	(0.01)	0.57

These restatements had no impact on the Company’s cash flows from operating, investing, and financing activities. In addition, the Company has reduced its opening shareholders’ equity balance by $5.3 million as of December 31, 2001.

Operating Segment – The Company operates in a single operating segment – the operating, franchising and licensing of convenience food stores, primarily under the 7-ELEVEN® name.

The Company does not rely on any major customers as a source of revenue. Excluding area license royalties, which are included in other income as noted above, the Company’s operations are concentrated in the United States and Canada. Net sales from Canadian operations approximated 8% of the Company’s total net sales for the years ended December 31, 2002, 2003 and 2004. Approximately 6% and 7% of the Company’s long-lived assets for the years ended December 31, 2003 and 2004, respectively, are located in Canada.

Revenues – Revenues from the Company’s two major product categories, merchandise and gasoline, are recognized at the point of sale. Based on the total dollar volume of store purchases, management estimates that the percentages of its convenience store merchandise sales by principal product category for the last three years were as follows:

	Years Ended December 31
Product Categories	2002	2003	2004
Tobacco	28.1%	29.4%	29.1%
Beverages	23.0%	23.1%	23.5%
Beer/Wine	11.2%	11.4%	11.2%
Candy/Snacks	10.9%	10.5%	10.0%
Non-Foods	7.6%	7.0%	6.9%
Fresh Foods	6.7%	7.2%	7.7%
Dairy	4.5%	4.4%	4.4%
Other	4.6%	3.6%	3.5%

Total Product Sales	96.6%	96.6%	96.3%
Services	3.4%	3.4%	3.7%

Total Merchandise Sales	100.0%	100.0%	100.0%

Services include lottery, ATM, prepaid cards and money order service fees/commissions for which there are little, if any, costs included in merchandise cost of goods sold.

Other Income – Other income is primarily area license royalties, franchise fee income and Vcom fees. Area license royalties, which are recognized as revenue when earned, were $71.6 million, $52.0 million and $58.5 million and include amounts from area license agreements with SEJ of $43.2 million, $20.1 million and $22.7 million for the years ended December 31, 2002, 2003 and 2004, respectively. Beginning in August 2002, royalty payments from SEJ were reduced by approximately 70% in accordance with the terms of the license agreement.

In 2004, the Company began using a new franchise agreement with a term of 15 years (see Note 2). The Company offered the new agreement to all existing franchisees, even if the franchisee’s current agreement had not yet expired, and to all new franchisees. Under both the former agreement and the new agreement, the initial franchise fees are generally calculated based on gross profit dollar experience for the store or market area. These fees cover certain costs including training, an allowance for lodging for the trainees and other costs relating to the franchising of the store. Initial franchise fees recognized in earnings were $20.0 million, $17.9 million and $25.1 million for the years ended December 31, 2002, 2003 and 2004, respectively.

The Company has a program in place to finance the franchise fee for a qualifying franchisee. The Company defers the recognition of fees that it does not finance until its obligations under the agreement are completed and a 90-day franchisee termination and refund period has passed. Franchise fees that are financed by the Company are recognized in income as payments are received from the franchisee (after the 90-day period).

The Company defers the recognition of proceeds received in advance of satisfying revenue recognition criteria. These funds, which primarily relate to fees received from Vcom partners, are recognized as revenue when earned, as specified by the substance of the applicable agreement. The Company recognized $3.0 million of such fees as an offset to costs associated with VCOM® in OSG&A expense in 2002; no fees were offset in this manner in 2003 and 2004. The Company recognized $3.7 million, $20.8 million and $32.5 million of fees in other income in 2002, 2003 and 2004, respectively (see Notes 8 and 9).

In 2004, the Company and two of its Vcom partners mutually agreed to terminate their relationships. One of these partners has been replaced with another check-cashing partner. Included in the amount recognized in other income above for the year ended December 31, 2004, was $10.8 million that resulted from the termination of these relationships. These funds were related to the Company’s Vcom agreements with its former partners and were being deferred and recognized as income when earned, as specified by the substance of the applicable agreement. The Company does not recognize proceeds it receives until the applicable revenue recognition criteria have been satisfied. Because the relationships were terminated, and the Company has no further obligations under the agreements, recognition of the income was accelerated.

Cost of Goods Sold - Merchandise cost of goods sold includes the costs of products sold, merchandise write-offs, product shortages and the impact of LIFO on the U.S. company-operated stores’ merchandise inventory. Gasoline cost of goods sold includes the cost of fuel sold, customer drive-offs, inventory shrinkage and the impact of LIFO on the U.S. company-operated stores’ gasoline inventory.

Operating, Selling, General and Administrative Expenses – OSG&A expense includes occupancy expenses, employee compensation, data processing, insurance, professional fees, legal settlements, environmental costs, foreign currency gains and losses and other corporate expenses. Advertising costs, also included in OSG&A, generally are charged to expense as incurred and were $38.9 million, $44.9 million and $32.5 million for the years ended December 31, 2002, 2003 and 2004, respectively.

The presentation of the consolidated statements of earnings changed as a result of the adoption of FIN 46R in 2004. The historically reported franchisee gross profit expense was eliminated and is now included in OSG&A expense. The primary components of OSG&A expense for franchised stores are payroll-related items, insurance and business taxes. The net earnings or loss of franchised stores is included in OSG&A because it represents owner compensation.

Interest Expense – Interest expense is net of interest income and capitalized interest. Interest income was $3.1 million, $2.6 million and $1.3 million, and capitalized interest was $3.8 million, $4.4 million and $1.8 million for the years ended December 31, 2002, 2003 and 2004, respectively.

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

Cash and Cash Equivalents – The Company considers all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include temporary cash investments of $11.1 million and $1.7 million at December 31, 2003 and 2004, respectively, stated at cost, which approximates market.

The Company utilizes a cash-management system under which a book cash overdraft exists for the Company’s primary disbursement accounts. These overdrafts represent uncleared checks in excess of cash balances in bank accounts at the end of the reporting period. The Company transfers cash on an as-needed basis to fund clearing checks (see Note 8).

Inventories – Inventories are stated at the lower of cost or market. Cost is generally determined by the LIFO method for Company-operated stores in the United States and by the FIFO method for stores in Canada and for stores operated by franchisees. Although the LIFO method generally matches the most recent product cost with related revenues, decreases in inventory quantities can result in a liquidation of LIFO inventory layers recorded at costs that are lower than the current costs, which could lower cost of goods sold and increase profit margins (see Note 4).

Allowance for Doubtful Accounts - The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of third parties to make required payments. These amounts are primarily generated from accounts related to rent, notes receivable, casualty losses and environmental reimbursements. Management analyzes the collectibility of accounts receivable balances and records an allowance when it becomes apparent that amounts due may not be collected.

Allowances and Credits from Vendors - The Company receives various types of allowances and credits from vendors which primarily include cigarette buy-downs, display allowances and billback allowances. These are recorded as a reduction to merchandise inventory costs. The Company also receives co-op advertising allowances, which are offset against advertising expense in OSG&A as incurred. Co-op advertising allowances received for the years ended December 31, 2002, 2003 and 2004, were $24.1 million, $10.7 million and $16.7 million, respectively.

Depreciation and Amortization – Depreciation of property and equipment is based on the estimated useful lives of these assets using the straight-line method. Acquisition and development costs for significant business systems and related software for internal use are capitalized and are depreciated or amortized on a straight-line basis. Included in depreciation and amortization of property and equipment in the accompanying consolidated statements of cash flows is software amortization expense of $39.2 million, $49.5 million and $59.4 million for the years ended December 31, 2002, 2003 and 2004, respectively. Amortization of capital lease assets and associated leasehold improvements is based on the lease term or the estimated useful life, whichever is shorter. Amortization of leasehold improvements on operating leases is based on the shorter of the economic useful life or the lease term.

The following table summarizes the years over which significant assets are generally depreciated or amortized:

Years
Buildings	25
Leasehold improvements	3 to 20
Equipment	3 to 10
Software	3 to 7

Store Closings and Asset Impairment – The Company writes down property and equipment of stores it is closing to estimated net realizable value at the time management commits to a plan to close such stores and begins to actively market the store. If the stores are leased, the Company accrues for related future estimated rent and other expenses if the expenses are expected to exceed estimated sublease rental income. The Company adopted the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” effective January 1, 2003, and as a result, for leased stores, the Company accrues for related future estimated rent and other expenses at the time the store ceases operations if the expenses are expected to exceed estimated sublease rental income. Prior to 2003, the Company accrued for related future estimated rent and other expenses when it committed to a plan to close the stores. The Company bases the estimated net realizable value of property and equipment on its experience in utilizing and/or disposing of similar assets and on estimates provided by its own and/or third-party real estate experts. The Company also uses its experience in subleasing similar property to estimate future sublease income.

The results of operations of certain owned and leased stores are presented as discontinued operations in the accompanying consolidated statements of earnings in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (see Note 6). The results of operations of owned stores are presented as discontinued operations beginning in the quarter in which management commits to a plan to close the related store and actively markets the store. The results of operations of a leased store are presented as discontinued operations beginning in the quarter in which the related store ceases operations. The results of operations include related writedowns of stores to estimated net realizable value and accruals for future estimated rent and other expenses in excess of estimated sublease rental income. The Company does not allocate interest expense to discontinued operations.

The Company’s long-lived assets are reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, the Company also conducts an annual impairment test of its goodwill and intangible assets with indefinite lives in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” (see Note 7). The impairment test for goodwill is comprised of two steps. Step one compares the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds the fair value, then goodwill is impaired and step two is required to measure the amount of impairment loss. Step two compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount is greater than the implied fair value of the goodwill, an impairment loss is recognized for the excess.

The impairment test for intangible assets with indefinite lives consists of a comparison of the fair value of the intangible asset with its carrying amount. Fair value is determined by calculating the present value of future estimated revenues. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized for the excess.

Asset Retirement Obligations - The Company records an estimated liability for the future cost to remove an underground storage tank in accordance with the provisions of SFAS No. 143, “Asset Retirement Obligations,” and recognizes the cost over the estimated useful life of the storage tank (see Note 9). A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time an underground storage tank is installed. The Company amortizes the amount added to property and equipment and recognizes accretion expense in connection with the discounted liability over the estimated remaining life of the respective underground storage tank.

Equity-Based Compensation – The 1995 Stock Incentive Plan (the “Stock Incentive Plan”) provides for the granting of stock options, stock appreciation rights, performance shares, restricted stock, restricted stock units, bonus stock and other forms of stock-based awards and authorizes the issuance of up to 11.2 million shares over a 10-year period to certain key employees and officers of the Company (see Note 16). As of December 31, 2004, 1.3 million shares were available for future issuance under the Stock Incentive Plan.

All options granted in 2002, 2003 and 2004 were granted at exercise prices that were equal to the fair market values on the date of grant. The options granted in 2002 and 2003 vest annually in five equal installments, and the options granted in 2004 vest annually in three equal installments, all beginning one year after the grant date. Vested options are exercisable within 10 years of the grant date.

The fair value of each option grant under the Stock Incentive Plan is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for the options granted in the years ended December 31, 2002 and 2003, respectively: expected life of five years, no dividend yield, risk-free interest rates of 4.67% and 2.65% and expected volatility of 67.54% and 64.98%. For options granted in the year ended December 31, 2004, the following weighted-average assumptions were used: expected life of three years, no dividend yield, risk-free interest rate of 2.28%, and expected volatility of 46.30%.

In 2003, the Company’s shareholders approved an amendment to the Stock Compensation Plan for Non-Employee Directors (the “Non-Employee Directors Plan”), which permits the issuance of stock options and restricted stock to the Company’s independent directors (see Note 16). Under the amended Non-Employee Directors Plan, in May 2003 and May 2004, the Company granted stock options that were equal to the fair market values on the grant dates and restricted stock that may not be sold or transferred until after the director retires from the Board.

The Company has recognized no compensation expense for its stock options as it is currently accounting for both the Stock Incentive Plan and the Non-Employee Directors Plan under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” If compensation expense had been determined based on the fair value at the grant date for awards under both these plans consistent with the method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings and net earnings per common share would have been reduced to the pro forma amounts indicated in the following table:

	Years Ended December 31
	2002	2003	2004
	(Dollars in thousands, except per-share data)
	Restated	Restated
Net earnings as reported	$11,635	$62,073	$96,506
Add: Stock-based compensation expense included in reported net earnings, net of tax	268	1,742	4,747
Less: Total stock-based compensation expense determined under the fair-value-based method for all stock-option awards, net of tax	(4,425)	(6,439)	(11,698)

Pro forma net earnings	$7,478	$57,376	$89,555

Net earnings per common share as reported
Basic	$.11	$.58	$.86
Diluted	.12	.57	.81
Pro forma net earnings per common share
Basic	$.07	$.54	$.80
Diluted	.09	.54	.77

Effective July 1, 2005, the Company will adopt the provisions of SFAS No. 123R, “Share-Based Payment,” which was issued in December 2004, and will modify its accounting for stock options and other awards under its Stock Incentive Plan and its Non-Employee Directors Plan accordingly (see Note 20).

Insurance – The Company has established self-insurance and predetermined deductible/retention programs to cover certain insurable risks consisting primarily of physical loss to property, business interruption, workers’ compensation and comprehensive general and automobile liability. Third-party insurance coverage above predetermined deductibles/retentions is obtained for property and liability exposures as well as those risks required to be insured by law or contract. Predetermined deductibles/retentions are generally $500,000 per occurrence for each type of coverage with the exception of property damage, which is $250,000 to $1.0 million per occurrence based on the type of loss. Provisions for losses expected under the Company’s insurance programs are recorded based on independent actuarial estimates of the aggregate liabilities for claims incurred.

The Company has a variety of self-insured plans for employee healthcare. Projected equivalent rates and contributions for these self-insured plans are established annually by outside actuaries. The Company does not maintain stop-loss coverage. Total claims, including large claims, are monitored on an annual basis to determine the appropriateness of future stop-loss coverage.

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

A portion of the environmental expenditures incurred for remediation activities is eligible for reimbursement under state trust funds and reimbursement programs. These reimbursement claims represent a firm and legally enforceable basis to recover remediation costs from the various state programs. A receivable is recorded for estimated probable refunds when the related liability is recorded. The amount of the receivable is based on the Company’s historical collection experience with the specific state fund (or other state funds), the financial status of the state fund and the Company’s priority ranking for reimbursement from the state fund. The receivable is discounted for amounts relating to remediation activities already completed (see Note 15).

NOTE 2: STORES OPERATED BY FRANCHISEES

The results of operations of stores operated by franchisees are consolidated with the results of operations of Company-operated stores (see Note 1). Merchandise sales of stores operated by franchisees are $4.03 billion, $4.32 billion and $4.60 billion from 3,276, 3,338 and 3,422 stores for the years ended December 31, 2002, 2003 and 2004, respectively.

In early 2004, the Company began implementing a new franchise agreement to replace agreements that were at or nearing expiration (see Note 1). The new agreement revises the merchandise gross profit split between the Company and its franchisees (creating a 50/50 split between the Company and the franchisee) and provides for an advertising fee to be paid by the franchisee to the Company for certain advertising costs incurred by the Company. In addition, the new agreement includes a requirement that, of the franchisee’s total purchases and cigarette purchases, a minimum percentage must be purchased from the Company’s recommended vendors; otherwise, the 50/50 merchandise gross profit split may be adjusted. In the opinion of management, implementation of the new agreement has not had a material adverse effect on the Company’s or the franchisees’ results of operations. As of December 31, 2004, franchisees operating 3,251 stores, or approximately 95% of total franchised stores, had signed the new franchise agreement.

The Company’s 50% share of the merchandise gross profit of franchise stores is its ongoing royalty, which is charged to the franchisee for the license to use the 7-Eleven operating system and trademarks, for the lease and use of the store premises and equipment, and for ongoing services provided by the Company. These services include financing, indemnification, bookkeeping, advertising, business counseling and other services. The Company also provides financing of a franchisee’s merchandise inventory and other operating items, which is collateralized by the store inventory and the franchisee’s receipts from store operations. The receipts are deposited in a bank account belonging to the Company. The franchisee’s share of the merchandise gross profit is used by the franchisee to pay operating expenses of the franchisee’s store. The Company includes the franchisee’s share of gross profit in OSG&A expense in the accompanying consolidated statements of earnings. Approximately 95% of franchisees pay an advertising fee of 0.5% to 1.5% of gross profit, depending on the total gross profit of the store.

With regard to gasoline sales, the new franchise agreement and, in most instances, the old franchise agreements, require the Company to pay the franchisee one cent per gallon sold as compensation for measuring and reporting deliveries of gasoline, conducting pricing surveys of competitors, changing the price displays and cleaning the service areas. The Company has implemented a non-contractual policy under which it pays its franchisees the greater of (a) 1.5 cents per gallon or (b) up to 24% of the gasoline gross profit, depending on the term of the franchise agreement when the store was franchised. The Company can revise this policy at any time. These amounts are also included in OSG&A in the accompanying consolidated statements of earnings.

As a result of adopting the provisions of FIN 46 and FIN 46R, the Company changed the presentation of its franchise stores in its consolidated financial statements as of January 1, 2004. Consolidation of these stores resulted in an after-tax, one-time cumulative effect charge of $5.1 million (net of deferred tax benefit of

$3.3 million). This resulted from a change in how the Company is required to recognize franchise fee income for franchise fees financed by the Company (see Note 1). FIN 46 and FIN 46R also require the Company’s consolidated balance sheets to include, among other things, franchisees’ merchandise inventory and minority interest, which represents the franchisees’ equity in the franchised stores. The prior-year presentation of franchisees’ assets and liabilities has been reclassified in the accompanying consolidated balance sheets to conform to the current-year presentation.

NOTE 3: ACCOUNTS RECEIVABLE

	December 31
	2003	2004
	(Dollars in thousands)
Trade accounts receivable	$84,981	$110,081
Vendor receivables	52,994	42,133
Environmental cost reimbursements – see Note 15	5,819	4,344
SEJ royalty receivable	1,772	2,137
Federal income tax receivable	4,012	20,984
Other accounts receivable	6,303	10,771

	155,881	190,450
Allowance for doubtful accounts	(2,387)	(2,699)

	$153,494	$187,751

NOTE 4: INVENTORIES

	December 31
	2003	2004
	(Dollars in thousands)
Merchandise	$243,895	$251,088
Gasoline	35,235	34,975

	$279,130	$286,063

Included in inventories in the accompanying consolidated balance sheets are amounts for franchisee-operated stores and stores in Canada, both of which are stated on a FIFO basis (see Note 1). Inventories stated on the LIFO basis that are included in inventories in the accompanying consolidated balance sheets were $42.9 million and $42.3 million for merchandise and $27.2 million and $26.4 million for gasoline at December 31, 2003 and 2004, respectively. These amounts are less than replacement cost by $39.0 million and $39.9 million for merchandise and $13.0 million and $23.0 million for gasoline at December 31, 2003 and 2004, respectively.

For the years ended December 31, 2002, 2003 and 2004, certain inventory quantities were reduced resulting in a liquidation of LIFO inventory layers recorded at costs that were lower than the costs of current purchases. The effect of these reductions was a decrease in cost of goods sold of $754,000, $3.6 million and $1.4 million, respectively.

NOTE 5: OTHER CURRENT ASSETS

	December 31
	2003	2004
	(Dollars in thousands)
Prepaid expenses	$64,577	$73,340
Deferred tax assets – see Note 17	46,266	57,831
Advances for lottery and other tickets	29,062	37,801
Assets held for sale – see Note 6	13,325	6,269
Restricted cash – see Note 10	8,508	6,246
Other	1,109	847

	$162,847	$182,334

NOTE 6: PROPERTY AND EQUIPMENT

	December 31
	2003	2004
	(Dollars in thousands)
	Restated
Cost
Land	$561,475	$558,730
Buildings	509,814	429,454
Leasehold improvements	1,664,707	1,671,050
Equipment	1,513,597	1,607,546
Software (includes $63,052 and $53,834 of software development)	396,516	459,256
Construction in process	58,117	53,697

	4,704,226	4,779,733
Accumulated depreciation and amortization (includes $187,299 and $239,901 related to software)	(2,308,564)	(2,486,586)

	$2,395,662	$2,293,147

Stores that the Company has closed are accounted for as discontinued operations under the provisions of SFAS No. 144 (see Note 1). The stores presented as discontinued operations had total revenues of $264.8 million, $149.5 million and $43.7 million and pretax losses of $33.1 million, $21.2 million and $11.1 million for the years ended December 31, 2002, 2003 and 2004, respectively. Included in the loss on discontinued operations are losses on disposal of $13.9 million (net of tax benefit of $9.2 million), $6.2 million (net of tax benefit of $3.8 million) and $1.4 million (net of tax benefit of $0.8 million) for the years ended December 31, 2002, 2003 and 2004, respectively. The losses on disposal include writedowns of stores to net realizable value, anticipated future rent and other expenses in excess of related estimated sublease income as well as gains and losses on sales of stores. The carrying amounts of the remaining owned properties are included in other current assets in the accompanying consolidated balance sheets as assets held for sale (see Note 5). These properties are being actively marketed.

On April 22, 2004, the Company sold its headquarters building, parking garages and related facilities (“Cityplace”) to an outside party for $124.0 million (see Note 10). The Company subsequently leased back the portion of the building and parking garages that it currently occupies for a term of three years with an option to extend for an additional seven years. The carrying amount of the property and equipment (and associated net rental amounts) that was sold was $104.7 million at the time of closing. The Company recorded a pretax gain of $17.5 million to deferred income, which is being amortized to income over the three-year life of the lease (see Notes 8 and 9).

NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS

	December 31
	2003	2004
	(Dollars in thousands)
SEJ license royalty intangible	$89,420	$89,420
Other license royalty intangibles	15,836	15,836
Goodwill	30,244	65,946
Other intangibles	4,912	4,447

	$140,412	$175,649

In 2002, the Company adopted the provisions of SFAS No. 142, which addresses financial accounting and reporting for acquired goodwill and other intangible assets (see Note 1). The statement eliminates amortization of goodwill and intangible assets with indefinite lives and requires an annual impairment test thereafter and in certain circumstances. The Company completed the annual impairment tests of these assets as of September 30, 2003 and 2004, and there was no evidence of impairment in the tests. The impairment test will be conducted each year as of the end of the third quarter.

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

The acquisition is being accounted for under the purchase method. The purchase price includes the acquisition of approximately 4,500 ATM machines (as well as approximately 1,000 warehoused units, the majority of which were sold by December 31, 2004) and the right to receive all future ATM transaction revenue generated through both these machines and the more than 1,000 VCOM® machines currently owned by the Company. During the fourth quarter, the Company finalized the purchase price allocation and, as a result of this analysis, recorded goodwill of $35.6 million representing the excess of purchase price over net assets acquired.

NOTE 8: ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31
	2003	2004
	(Dollars in thousands)
	Restated
Insurance	$46,445	$56,396
Compensation	88,932	97,803
Taxes	95,236	96,548
Lotto, lottery and other tickets	56,527	78,107
Other accounts payable	82,443	98,462
Environmental costs – see Note 15	19,387	22,441
Profit sharing – see Note 14	15,537	16,458
Interest	14,284	12,534
Book overdrafts payable – see Note 1	68,434	52,969
Deferred income – see Notes 1 and 6	12,725	17,078
Other current liabilities	70,231	97,381

	$570,181	$646,177

The Company initiated cost reduction efforts in 2002 to streamline administrative functions and consolidate divisions, resulting in the elimination of approximately 125 positions. The results of operations for the year ended December 31, 2002, include a $5.6 million charge to OSG&A expense for severance costs. Included in compensation were $1.2 million and $584,000 relating to unpaid severance costs as of December 31, 2003 and 2004, respectively.

NOTE 9: DEFERRED CREDITS AND OTHER LIABILITIES

	December 31
	2003	2004
	(Dollars in thousands)
	Restated
Deferred income taxes	$150,526	$178,036
Underground gasoline storage tanks	54,325	55,366
Insurance	50,148	53,671
Post-employment benefits – see Note 14	46,906	49,451
Straight-line rent accrual	36,433	41,624
Deferred income – see Notes 1 and 6	39,321	33,838
Environmental costs - see Note 15	23,182	19,184
Other	19,923	27,238

	$420,764	$458,408

The estimated liability for the removal of underground gasoline storage tanks is based on the Company’s historical experience in removing these tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and federal and state regulatory requirements. The liability is discounted using credit-adjusted risk-free rates of approximately 8% and 7% for the years ended December 31, 2003 and 2004, respectively. Revisions to the liability could occur due to changes in tank removal costs or tank useful lives, or if federal or state regulators enact new requirements on the removal of such tanks.

Upon adoption of SFAS No. 143 in 2002, the Company recorded a discounted liability of $53.6 million, increased net property and equipment by $6.7 million and recognized a one-time cumulative effect charge of $28.1 million (net of deferred tax benefit of $18.8 million) (see Note 1). A reconciliation of the Company’s liability for the removal of its underground gasoline storage tanks is as follows:

	Years Ended December 31
	2003	2004
	(Dollars in thousands)
Beginning balance at January 1	$54,403	$56,125
Liabilities incurred	1,165	2,322
Liabilities settled	(3,110)	(4,127)
Accretion expense	3,219	2,846
Revisions to estimate	448	—

	$56,125	$57,166

Of the total liability recorded in the accompanying consolidated balance sheets as of December 31, 2003 and 2004, $54.3 million and $55.4 million, respectively, is included in deferred credits and other liabilities and the remainder is included in accrued expenses and other liabilities.

NOTE 10: DEBT

	December 31
	2003	2004
	(Dollars in thousands)
Senior Subordinated Notes due to SEJ	$400,000	$400,000
Revolving Credit Facility	—	—
Commercial paper	318,633	267,250
Yen Loans	144,368	134,493
7½% Cityplace Term Loan due 2005	207,886	—
Notes payable to senior lenders (see Note 13)	178,069	—
Capital lease obligations	224,537	222,994
Other	1,825	1,643

	1,475,318	1,026,380
Less: Senior Subordinated Notes due to SEJ	400,000	400,000
Current portion of commercial paper	—	51,400
Long-term debt due within one year	39,828	40,370

	$1,035,490	$534,610

Senior Subordinated Notes due to SEJ – In January 2003, the Company entered into a note purchase agreement with SEJ that authorized the issuance and sale of up to $400 million aggregate principal amount of Senior Subordinated Notes due 2010 (“SEJ Notes”), which were issued by the Company and purchased by SEJ in multiple tranches during 2003. The Company is required to repay the SEJ Notes in eight equal semiannual installments beginning July 2006 and ending January 2010, and interest payments on the unpaid balance of the SEJ Notes are required semiannually beginning January 2003. The SEJ Notes are subordinate to all obligations outstanding under the Company’s Credit Agreement.

In January 2003, the Company received $100 million from SEJ under the note purchase agreement; the interest rate on this tranche is stated at 3.41%. In July 2003, the Company received the remaining $300 million from SEJ under the note purchase agreement in three equal payments of $100 million; the interest rate on these tranches is stated at 3.01%, 3.34% and 3.71%, respectively. The accompanying financial statements include interest payable of $5.8 million and $5.7 million on the SEJ Notes as of December 31, 2003 and 2004, respectively, as well as interest expense of $8.1 million and $13.5 million for the years ended December 31, 2003 and 2004, respectively.

In July 2003, the Company used a portion of the proceeds of the SEJ Notes to retire $239.3 million principal amount of its 5% First Priority Senior Subordinated Debentures, $111.4 million principal amount of its 4½% Second Priority Senior Subordinated Debentures (Series A) and $18.5 million principal amount of its 4% Second Priority Senior Subordinated Debentures (Series B) (collectively, the “Debentures”). Primarily as a result of including interest under SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructuring (“SFAS No. 15 Interest”) in the carrying amount of the retired debt, the Company recognized a pretax gain of $10.5 million in 2003. The gain was recorded in OSG&A.

The Debentures, which were retired in July 2003, were accounted for in accordance with SFAS No. 15 and were recorded at an amount equal to the future undiscounted cash payments, both principal and SFAS No. 15 Interest. Accordingly, no interest expense was recognized over the life of these securities, and cash interest payments were charged against the recorded amount of such securities.

Revolving Credit Facility – On October 26, 2004, the Company entered into a $200 million unsecured revolving credit agreement (“Credit Agreement”) with a group of lenders. The Company is permitted to use the entire revolving credit facility to support the issuance of letters of credit, or it may draw on the facility for general corporate purposes. The revolving facility expires in October 2009. The Company terminated the previously existing $200 million revolving credit facility when it executed the new Credit Agreement. As of December 31, 2004, outstanding letters of credit under the facility totaled $113.3 million, and there were no outstanding borrowings under the facility.

A facility fee is charged on the aggregate amount of the revolving credit facility determined by the Company’s credit ratings for senior long-term indebtedness. As of December 31, 2004, the facility fee rate was 0.15% per year. Borrowings under the revolving credit facility bear interest at a variable rate equal to (i) the highest of (a) the base rate of Citibank, N.A., (b) 0.50% over the three-week moving average of secondary market morning offering rates in the U.S. for three-month certificates of deposit, and (c) 0.50% over the federal funds rate or, at the Company’s option, (ii) at a rate equal to a reserve-adjusted Eurodollar rate plus a margin determined by the Company’s credit ratings for senior long-term indebtedness. As of December 31, 2004, the one-month Eurodollar rate was 2.4% and the applicable margin rate was 0.475%. The applicable margin rate on borrowings and letters of credit was reduced by 0.25% under the new Credit Agreement.

The Credit Agreement contains various financial and operating covenants customary for facilities of this nature that require, among other things, the maintenance of certain financial ratios including interest and rent coverage and leverage ratios. The Company was in compliance with all of the financial and operating covenants in the Credit Agreement as of December 31, 2004. In the event of default under these covenants, the unpaid principal of all amounts owed under the Credit Agreement could be declared immediately due and payable along with any and all accrued and unpaid interest. The obligations of the senior lenders to make loans or participate in our letter of credit facility also could be immediately terminated. In addition, upon demand by the administrative agent or certain other senior lenders, the Company could be required to deposit with the administrative agent cash or cash equivalents in an amount equal to the maximum amount available under the letter of credit facility plus additional amounts to cover certain costs.

The Credit Agreement also contains certain cross-default provisions. If the Company fails to make any payment due on indebtedness (excluding borrowings under the Company’s commercial paper facility) or certain other specified potential obligations (if the amount due is $25 million or more), the Company could be in default under these provisions.

Commercial Paper – The availability of borrowings under the Company’s commercial paper facility is $650 million. As of December 31, 2003 and 2004, $318.6 million and $215.9 million of the respective $318.6 million and $267.3 million outstanding principal amounts, net of discount, was classified as long-term debt since the Company intends to maintain at least these amounts outstanding during the next year. Such debt is unsecured and is fully and unconditionally guaranteed by IY. IY has agreed to continue through 2006 both the guarantee of all commercial paper issued and the waiver of its contractual right to receive from the Company a guarantee fee of 0.5% per year (accruing on a daily basis) on the face amount of commercial paper outstanding.

While it is not anticipated that IY would be required to perform under its commercial paper guarantee, in the event IY makes any payments under the guarantee, the Company and IY have entered into an agreement by which the Company is required to reimburse IY subject to certain restrictions in the Credit Agreement. The restrictions principally specify that no reimbursements can be made until one year after repayment in full of amounts outstanding under the Credit Agreement. The weighted-average interest rate was 1.1% and 2.3% on commercial paper borrowings outstanding at December 31, 2003 and 2004, respectively.

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

As of December 31, 2004, the principal balance on the 1998 Yen Loan was 3.8 billion yen or $36.8 million at the exchange rate in effect on that date (102.41). The 1998 Yen Loan has an interest rate of 2.3%, and principal and interest are paid semiannually from the SEJ area license royalty income. Based on current royalty income projections, the final payment will be made in 2006.

As of December 31, 2004, the principal balance on the 2001 Yen Loan was 10 billion yen or $97.7 million at the exchange rate in effect on that date (102.41) The 2001 Yen Loan has an interest rate of 1.8%, and principal and interest are payable from the SEJ area license royalty income. Semiannual principal payments commence April 2007, and semiannual interest payments began October 2002 in accordance with the loan agreement. Interest expense exceeds interest paid until commencement of principal payments in 2007, at which time interest paid will exceed interest expense. The excess interest is added to the principal balance and interest is accrued thereon. Based on current royalty income projections, the final payment will be made in 2011.

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

The SEJ area license royalty is remitted monthly into a yen-denominated account for the benefit of the Company. Principal and interest payments on the 1998 and 2001 Yen Loans are made from this account semiannually in accordance with the loan agreements. After the semiannual principal and interest payments are made from this account, any excess amount, as defined by the loan agreements, is released to the Company for general-purpose use. The account held 351.3 million yen and 404.8 million yen or $3.3 million and $4.0 million at December 31, 2003 and 2004, respectively (see Note 5).

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

The Company adjusts the balance of the yen loans at each reporting date to reflect the current exchange rate between the Japanese yen and the U.S. dollar, and the resultant foreign currency conversion gain or loss is recognized in earnings. In addition, the Company records the SEJ royalty and interest expense on the yen loans at the average exchange rate between the Japanese yen and the U.S. dollar for the respective periods. The Company recorded $(15.1) million, $(14.0) million and $6.1 million of net conversion gain (loss) in OSG&A from the adjustment of the yen loans to the exchange rate between the Japanese yen and the U.S. dollar for the years ended December 31, 2002, 2003 and 2004, respectively.

Cityplace Term Loan – In April 2004, Cityplace Center East LP (“CCELP”), a Texas limited partnership in which the Company is the general partner, sold the headquarters building, parking garages and related facilities of the Cityplace Center development to an outside party (see Note 6). The Company was leasing the building from Cityplace Center East Corporation (“CCEC,” predecessor in interest to CCELP), occupying part of the building as its corporate headquarters and subleasing the balance to third parties. CCEC had constructed the development and was obligated to UFJ Bank Limited, New York Branch (“UFJ”), which had a lien on the property financed (the “Cityplace Term Loan”). The Cityplace Term Loan had monthly payments of principal and interest based on a 25-year amortization at 7.5%, with the remaining principal of $199.3 million due on March 1, 2005 . CCEC was paying UFJ an amount that was equal to the Company’s rental payments on the property.

Concurrent with the Cityplace sale closing, the Company retired the Cityplace Term Loan using a combination of sale proceeds and available corporate funds. The total retirement of the Cityplace Term Loan was $214.1 million, which was comprised of the outstanding loan balance and accrued interest as well as fees of $7.5 million associated with prepayment of the loan. The fees resulting from prepayment of the loan were charged to OSG&A expense in the consolidated statement of earnings. Under the terms of the Cityplace Term Loan, the Company was required to maintain cash reserves of $15 million.

Notes Payable to Senior Lenders – In October 2004, the Company terminated the trusts that had provided financing in 1999 and 2001 for certain of its lease facilities (see Notes 1 and 13). Using available corporate funds, the Company paid $175.6 million to the trusts’ senior lenders to retire the loans and $12.7 million to the non-controlling interests of the trusts as a return on investment. The termination of the lease facilities resulted in a pretax charge of $1.2 million to the consolidated statements of earnings in the fourth quarter of 2004. The charge represents the recognition of the remaining deferred loan costs as well as miscellaneous expenses associated with the closing. With the termination of the lease facilities, title to all assets previously owned by the trusts was transferred to the Company.

As required by FIN 46, the Company had consolidated the assets, liabilities, non-controlling interests and results of activities of these trusts into its consolidated financial statements effective July 1, 2003. As a result of this consolidation, the accompanying consolidated balance sheets of the Company include $178.1 million in notes payable to senior lenders as of December 31, 2003. Interest on the notes was paid monthly at interest rates of LIBOR plus 2.1% for the note related to the 1999 lease facility and LIBOR plus 1.1% for the note related to the 2001 lease facility. The notes were collateralized by the assets of the trusts, which principally consisted of store properties.

Maturities – Long-term debt maturities assume the continuance of the commercial paper program and the IY guarantee. The maturities, which include capital lease obligations, are as follows (dollars in thousands):

2005	$91,770
2006	96,502
2007	140,046
2008	133,744
2009	134,174
Thereafter	430,144

$1,026,380

NOTE 11: CONVERTIBLE QUARTERLY INCOME DEBT SECURITIES

In November 1995, the Company issued $300 million principal amount of Convertible Quarterly Income Debt Securities due 2010 (“1995 QUIDS”) to IY and SEJ. The 1995 QUIDS have no amortization, and interest of 4.5% is payable quarterly. The Company has the right to defer interest payments at any time for up to 20 consecutive quarters. The holder of the 1995 QUIDS can convert the debt anytime at a rate of $20.80 per share of the Company’s common stock. The conversion rate represents a premium to the market value of the Company’s common stock at the time of issuance of the 1995 QUIDS. On February 28, 2005, IY transferred to SEJ its ownership of the 1995 QUIDS (see Note 21).

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

The accompanying financial statements include interest payable of $600,000 as of December 31, 2003 and 2004, as well as interest expense of $17.4 million, $16.3 million and $13.7 million for the years ended December 31, 2002, 2003 and 2004, related to the 1995 QUIDS and the 1998 QUIDS. As of December 31, 2004, the Company had not deferred any interest payments in connection with the 1995 QUIDS.

NOTE 12: FINANCIAL INSTRUMENTS

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

The carrying amounts and estimated fair values of other financial instruments are listed in the following table:

	December 31
	2003		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Commercial paper	$318,633	$318,633	$267,250	$267,250
Senior Subordinated Notes due to SEJ	400,000	—	400,000	—
Yen Loans	144,368	144,423	134,493	134,626
Cityplace Term Loan	207,886	212,666	—	—
Notes payable to senior lenders (see Note 10)	178,069	178,069	—	—
Convertible quarterly income debt securities	300,000	—	300,000	—
Interest rate swap	3,109	3,109	—	—

The methods and assumptions used in estimating the fair value for each of the classes of financial instruments presented in the table above are as follows:

•	Commercial paper borrowings are sold at market interest rates and have an average remaining maturity of less than 35 days and 17 days in 2003 and 2004, respectively. Therefore, the carrying amount of commercial paper is a reasonable estimate of its fair value. The guarantee of the commercial paper by IY is an integral part of the estimated fair value of the commercial paper borrowings.

•	It is not practicable, without incurring excessive costs, to estimate the fair value of the Senior Subordinated Notes due to SEJ. As a result of the Company’s relationship with SEJ, the Company was able to obtain financing with a weighted-average interest rate of 3.4%.

•	The fair value of the Yen Loans is estimated by calculating the present value of the future yen cash flows at current interest and exchange rates.

•	The fair value of the Cityplace Term Loan as of December 31, 2003, was estimated by calculating the present value of the future cash flows at a current interest rate for a similar financial instrument. The Cityplace Term Loan was repaid in April 2004 (see Note 10).

•	The carrying amount of the notes payable to senior lenders as of December 31, 2003, was a reasonable estimate of its fair value as the associated interest rates were at current market rates. The notes payable to senior lenders were repaid in October 2004 (see Note 10).

•	It is not practicable, without incurring excessive costs, to estimate the fair value of the convertible quarterly income debt securities (see Note 11). The fair value would be the sum of the fair values assigned to both an interest rate and an equity component of the debt by a valuation firm.

•	The fair value of the interest rate swap was estimated based on discounted cash flows for the term of the swap using forward three-month LIBOR rates as of December 31, 2003, and represented the estimated amount the Company would have paid if the Company had chosen to terminate the swap as of December 31, 2003. The interest rate swap expired in February 2004.

Derivatives – From time to time, the Company uses derivative financial instruments to reduce its exposure to market risk resulting from fluctuations in interest rates. The Company was party to a $250 million notional principal amount interest rate swap agreement that expired in February 2004. During the term of the agreement, the Company paid a fixed interest rate of 6.096% on the $250 million notional amount, and a major financial institution, as counterparty to the agreement, paid the Company interest at a floating rate based on three-month LIBOR on the notional amount. Interest payments were made quarterly on a net settlement basis. The interest rate swap was accounted for as a hedge and, accordingly, any difference between amounts paid and received was recorded as interest expense. The impact on net interest expense as a result of this agreement was an increase of $10.9 million, $12.3 million and $1.3 million for the years ended December 31, 2002, 2003 and 2004, respectively.

Under SFAS No. 133, the $250 million interest rate swap was treated as a cash flow hedge of the Company’s interest rate exposure in connection with its commercial paper program. The Company adjusted the carrying value of the interest rate swap to fair value at each reporting date with a corresponding offset to accumulated other comprehensive earnings. Additionally, the Company reviewed the effectiveness of the interest rate swap at each reporting date and recognized the ineffective portion of the interest rate swap in earnings for the period reported. The Company recognized a charge of $440,000 and a credit of $480,000 to interest expense in connection with ineffectiveness for the years ended December 31, 2002 and 2003, respectively. There was no ineffectiveness effect for the year ended December 31, 2004.

NOTE 13: LEASES

Leases – Certain property and equipment used in the Company’s business is leased. Generally, real estate leases are for primary terms from 10 to 20 years with options to renew for additional periods, and equipment leases are for terms from three to 10 years.

In October 2004, the Company terminated certain lease facilities that had provided financing in 1999 and 2001. The financings had been used to construct new stores and acquire operating convenience stores from third parties not affiliated with the Company (see Notes 1 and 10). After a store was constructed or acquired, the trusts leased the store to the Company for an amount equal to the interest expense on the applicable store’s construction costs or, in the case of operating convenience stores, the acquisition price of the land, building, motor fuels equipment and other fixtures. The applicable interest rates were LIBOR plus 2.1% for the 1999 facility and LIBOR plus 1.1% for the 2001 facility. The base lease terms under these facilities were set to expire in February 2005 and July 2006, respectively.

The accompanying consolidated financial statements as of December 31, 2003, include the assets, liabilities, non-controlling interests and results of activities of these trusts, which were consolidated by the Company effective July 1, 2003, as required by FIN 46 (see Notes 1 and 10). Consolidation of these trusts into the Company’s financial statements resulted in an after-tax, one-time cumulative effect charge of $10.2 million (net of deferred tax benefit of $6.6 million). As of July 1, 2003, the Company also recorded $178.1 million in notes payable to senior lenders, $157.4 million (net of accumulated depreciation of $16.3 million) in property and equipment and $10.5 million of other net assets as a result of consolidating the trusts into its financial statements. The Company paid $6.4 million and $2.8 million in rent expense to the trusts in 2002 and 2003, respectively, before the trusts were consolidated into the Company’s financial statements effective July 1, 2003. After the trusts were consolidated, such rent expense was classified as interest expense in the Company’s financial statements until the trusts were dissolved in October 2004. Accordingly, the Company paid $2.7 million and $4.4 million in interest expense to the trusts’ senior lenders under the terms of the agreements in 2003 and 2004, respectively.

Effective November 2002, the Company entered into a lease facility with a third-party institution that provided the Company with $43.2 million in financing for VCOM® equipment. The leases are being accounted for as capital leases having a five-year lease term from the date of funding, which occurred on a monthly basis from December 2002 through June 2003. The leases bear interest at LIBOR plus 1.25%. Upon lease termination, whether prior to or at expiration of the five-year lease term, the Company is obligated to pay the lessor an amount equal to the original cost of the equipment financed less amortization to date plus accrued interest. The Company has recorded $39.1 million and $33.9 million in capital lease liabilities related to VCOM® equipment as of December 31, 2003 and 2004, respectively.

The composition of capital leases reflected as property and equipment in the consolidated balance sheets is as follows:

	December 31
	2003	2004
	(Dollars in thousands)
Buildings	$219,185	$221,971
Equipment	44,736	48,205
Software	40,813	40,813

	304,734	310,989
Accumulated amortization	(110,938)	(133,105)

	$193,796	$177,884

The present value of future minimum lease payments for capital lease obligations is reflected in the consolidated balance sheets as long-term debt. The amount representing imputed interest necessary to reduce net minimum lease payments to present value has been calculated generally at the Company’s incremental borrowing rate at the inception of each lease.

Future minimum lease payments for years ending December 31 are as follows:

	Capital Leases	Operating Leases
	(Dollars in thousands)
2005	$41,841	$205,291
2006	39,443	184,969
2007	35,621	153,969
2008	29,003	126,073
2009	27,404	106,179
Thereafter	179,583	646,303

Future minimum lease payments	352,895	$1,422,784

Estimated executory costs	(61)
Amount representing imputed interest	(129,840)

Present value of future minimum lease payments	$222,994

Minimum lease payments are calculated in accordance with SFAS No. 13, as amended. The minimum lease payments include any base rent plus step increases and escalation clauses, any guarantee of residual value by the Company and any payments for failure to renew the lease. In the event the base rent is dependent upon an index or rate that can change over the term of the lease, the minimum lease payments are calculated using the rate or index in effect at the inception of the lease. Minimum lease payments do not include executory costs such as insurance, maintenance and taxes. Minimum lease payments for operating leases are recognized on a straight-line basis over the term of the lease.

Minimum non-cancelable sublease rental income to be received in the future, which is not included above as an offset to future payments, totals $6.1 million for capital leases and $5.0 million for operating leases as of December 31, 2004.

Rent expense on operating leases for the years ended December 31, 2002, 2003 and 2004, totaled $223.4 million, $236.6 million and $249.3 million, respectively, including contingent rent expense of $12.9 million, $13.0 million and $13.1 million, which has been reduced by sublease rent income of $3.6 million in each of the three years. Contingent rent expense on capital leases was $1.5 million for each of the years ended December 31, 2002 and 2003, and was $1.6 million for the year ended December 31, 2004. Contingent rent expense is generally based on sales levels or changes in the Consumer Price Index.

Leases with the Savings and Profit Sharing Plan – At December 31, 2004, the 7-Eleven, Inc. Employees’ Savings and Profit Sharing Plan (“Savings and Profit Sharing Plan”) owned one store that was leased to the Company under a capital lease and 389 stores that were leased to the Company under operating leases at rentals which, in the opinion of management, approximated market rates at the inception date of each lease. In addition, in 2002, 2003 and 2004, there were 44, 12 and 18 leases, respectively, that either expired or, as a result of properties that were sold by the Savings and Profit Sharing Plan to third parties, were canceled or assigned to the new owner. Also, the Company exercised its right of first refusal and purchased 10, one and one properties from the Savings and Profit Sharing Plan in 2002, 2003 and 2004, respectively, for an aggregate purchase price of $3.4 million, $340,000 and $450,000 in the respective years.

Rent expense under operating leases and amortization of capital lease assets were $16.2 million, $15.3 million and $15.0 million for the years ended December 31, 2002, 2003 and 2004, respectively, for leases with the Savings and Profit Sharing Plan.

NOTE 14: BENEFIT PLANS

Profit Sharing Plans – The Company maintains the Savings and Profit Sharing Plan for its U.S. employees and the 7-Eleven Canada, Inc. Pension Plan for its Canadian employees. These plans provide retirement benefits to eligible employees.

Contributions to the Savings and Profit Sharing Plan, a 401(k) defined contribution plan, are made by both the participants and 7-Eleven. 7-Eleven contributes to the Savings and Profit Sharing Plan an amount determined at the discretion of the Company. The contribution by the Company is generally allocated to the participants on the basis of their individual contribution and years of participation in the Savings and Profit Sharing Plan. The provisions of the 7-Eleven Canada, Inc. Pension Plan are similar to those of the Savings and Profit Sharing Plan. Total contributions to these plans for the years ended December 31, 2002, 2003 and 2004, were $13.5 million, $15.1 million and $15.6 million, respectively, and are included in OSG&A.

Postretirement Benefits – The Company’s group insurance plan (the “Insurance Plan”), which was amended in January 2003 to provide for certain changes to eligibility requirements, provides postretirement medical and dental benefits for all retirees that meet certain criteria. Such criteria include at least 10 years of continuous service to the Company immediately prior to retirement, including at least the last 12 months of continuous participation in the Insurance Plan, and the sum of age plus years of continuous service equal to at least 65. The Company contributes toward the cost of the Insurance Plan a fixed dollar amount per retiree based on age and number of dependents covered. All other future costs and cost increases are paid by the retirees. The Company continues to fund its cost on a cash basis; therefore, no plan assets have been accumulated.

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

The following information on the Company’s Insurance Plan is provided:

	December 31
	2003	2004
	(Dollars in thousands)
Change in Benefit Obligation
Net benefit obligation at beginning of year	$22,565	$20,937
Service cost	884	786
Interest cost	1,539	1,321
Plan participants’ contributions	4,169	5,243
Actuarial gain	(1,928)	(2,427)
Gross benefits paid	(6,292)	(7,070)

Net benefit obligation at end of year	$20,937	$18,790

Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	2,123	1,827
Plan participants’ contributions	4,169	5,243
Gross benefits paid	(6,292)	(7,070)

Fair value of plan assets at end of year	$—	$—

Funded status at end of year	$(20,937)	$(18,790)
Unrecognized net actuarial gain	(4,037)	(6,313)
Unrecognized prior service cost	2,525	2,138

Accrued benefit costs	$(22,449)	$(22,965)

	Years Ended December 31
	2002	2003	2004
	(Dollars in thousands)
Components of Net Periodic Benefit Cost
Service cost	$694	$884	$786
Interest cost	1,566	1,539	1,321
Prior service cost	—	387	387
Amortization of actuarial gain	(2,829)	(2,829)	(150)

Net periodic benefit cost	$(569)	$(19)	$2,344

End-of-Year Assumptions Used
Discount rate	6.75%	6.25%	6.00%
Healthcare cost trend on covered charges
2003 trend	13.00%	N/A	N/A
2004 trend	12.00%	12.00%	N/A
2005 trend	11.00%	11.00%	11.00%
Ultimate trend	6.00%	6.00%	6.00%
Ultimate trend reached in	2010	2010	2010

	Gross Payments	Employer Payments
	(Dollars in thousands)
Estimated Future Benefit Payments
2005	$8,156	$972
2006	9,365	1,094
2007	11,095	1,195
2008	12,751	1,265
2009	14,649	1,354
Years 2010 - 2014	102,658	7,886

There is no effect of a one-percentage-point increase or decrease in assumed healthcare cost trend rates on either the total service and interest cost components or the postretirement benefit obligation for the years ended December 31, 2002, 2003 and 2004, as the Company contributes a fixed dollar amount.

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

	December 31
	2003	2004
	(Dollars in thousands)
Change in Benefit Obligation
Net benefit obligation at beginning of year	$18,275	$20,394
Service cost	798	846
Interest cost	1,253	1,288
Actuarial loss	1,021	794
Gross benefits paid	(953)	(866)

Net benefit obligation at end of year	$20,394	$22,456

Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	953	866
Gross benefits paid	(953)	(866)

Fair value of plan assets at end of year	$—	$—

Funded status at end of year	$(20,394)	$(22,456)
Unrecognized net actuarial loss	3,426	4,091
Unrecognized prior service cost	3,537	3,072

Net amount recognized at end of year	$(13,431)	$(15,293)

Amounts recognized in statement of financial position:
Accrued benefit liability	$(13,431)	$(15,293)
Additional minimum liability	(3,937)	(4,056)
Intangible asset	3,537	3,072
Accumulated other comprehensive earnings	400	984

Net amount recognized	$(13,431)	$(15,293)

Accumulated Benefit Obligation (ABO)	$(17,368)	$(19,349)

	Years Ended December 31
	2002	2003	2004
	(Dollars in thousands)
Components of Net Periodic Benefit Cost
Service cost	$513	$798	$846
Interest cost	993	1,253	1,288
Amortization of prior service cost	465	465	465
Amortization of actuarial (gain) loss	—	58	92

Net periodic benefit cost	$1,971	$2,574	$2,691

End-of-Year Assumptions Used
Discount rate	7.00%	6.25%	6.00%
Rate of compensation increase	6.00%	5.00%	5.00%

NOTE 15: COMMITMENTS AND CONTINGENCIES

Distribution Services – The Company has a service agreement with McLane Company, Inc. (“McLane”) under which McLane provides its distribution services to 7-ELEVEN® stores and designated combined distribution centers in the United States. Under the terms of the agreement, which expires in January 2006, the Company’s corporate stores are required to purchase a minimum percentage of eligible purchases from McLane. The Company has met the required minimum percentages each year and expects to meet the required minimum percentages in 2005.

Gasoline Supply – The Company has a product purchase agreement with CITGO Petroleum Corporation (“CITGO”) to buy specified quantities of gasoline at market prices. The agreement expires September 2006. The market prices are determined pursuant to a formula based on the prices posted by gasoline wholesalers in the various market areas where the Company purchases gasoline from CITGO. Minimum required annual purchases under this agreement are generally the lesser of 750 million gallons or 35% of gasoline purchased by the Company for retail sale. The Company has met the minimum required annual purchases each year and expects to meet the minimum required annual purchase levels in 2005.

Information Technology– In January 2002, the Company entered into a seven-year contract with an information technology service provider. The Company is required to purchase a minimum of $25 million of services annually. In addition, the Company has other information technology service provider contracts whereby it is required to purchase a minimum of approximately $54 million of services in 2005, $25 million in 2006 and approximately $31 million over the subsequent three-year period. The Company has historically exceeded these thresholds for information technology expenditures and expects to fully utilize the required minimum level of services in the future.

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

Environmental – The Company accrues for the anticipated future costs and the related probable state reimbursement amounts for remediation activities at its existing and previously operated gasoline storage sites where releases of regulated substances have been detected. At December 31, 2003 and 2004, the Company’s estimated undiscounted liability for these sites was $38.5 million and $37.7 million, respectively, of which $19.7 million and $15.8 million are included in deferred credits and other liabilities and the remainder is included in accrued expenses and other liabilities (see Notes 8 and 9). The Company anticipates that substantially all of the future remediation costs for detected releases at these sites as of December 31, 2004, will be incurred within the next five or six years.

Under state reimbursement programs, the Company is eligible to receive reimbursement for a portion of future remediation costs, as well as a portion of remediation costs previously paid. The reimbursement claims represent a firm and legally enforceable basis to recover remediation costs from the various state programs. Accordingly, at December 31, 2003 and 2004, the Company has recorded net receivable amounts of $51.7 million and $50.5 million, respectively, for the estimated probable state reimbursements, of which $28.0 million and $30.7 million relate to remediation costs incurred in the state of California. Of the total receivables, $46.2 million and $46.5 million are included in other assets, and the remainder is included in accounts receivable (see Note 3). In assessing the probability of state reimbursements, the Company takes into consideration each state’s fund balance, revenue sources, existing claim backlog, status of cleanup activity and claim ranking. As a result of these assessments, the recorded receivable amounts in other assets are net of allowances of $11.4 million and $11.8 million as of December 31, 2003 and 2004, respectively.

While there is no assurance of the timing of the receipt of state reimbursement funds, based on the Company’s experience, the Company expects to receive the majority of state reimbursement funds, except from California, within one to three years after payment of eligible remediation expenses, assuming that the state administrative procedures for processing such reimbursements follow historic payment practices. The Company estimates that it will receive reimbursement of most of its identified remediation expenses in California, although it may take additional years to receive those reimbursement funds. The California reimbursement program separates claims into four classes: A, B, C and D. The Company’s claims are in Class D. In 2003, as a result of the growing backlog of Class D claims, the Company recorded a $7.0 million charge to OSG&A to reflect its best estimate of the fair value of its California remediation receivable at that time. Upon passage of California AB 1906 in 2004, which increased the expected funding of the state’s reimbursement programs, the Company revised its estimate of when it would receive funds from California. As a result of this analysis, the Company recorded a $2.0 million increase in its net receivable from California for the year ended December 31, 2004.

As a result of the expected timing for the receipt of reimbursement funds from California, the portion of the recorded California receivable relating to remediation activities already completed has been discounted at approximately 5.0% and 4.9% as of December 31, 2003 and 2004, respectively, to reflect present values. Thus, the December 31, 2003 and 2004 recorded receivable amounts are also net of present value discounts of $19.2 million and $19.4 million, respectively.

The Company has recognized remediation expenses of $23.7 million, $27.6 million (which includes the $7.0 million charge noted above related to the California receivable) and $21.6 million, offset by estimated recoveries of $11.5 million, $4.9 million and $4.8 million, for the years ended December 31, 2002, 2003 and 2004, respectively. Such expenses are reflected in OSG&A expense in the accompanying consolidated statements of earnings. The estimated future remediation expenditures and related state reimbursement amounts could change within the near future as governmental requirements and state reimbursement programs continue to be revised. Such revisions could have a material impact on the Company’s operations and financial position.

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

The Company has contracts with certain of its combined distribution center operators that require it to process a certain level of products through the facilities. If the Company fails to do so, it must pay the applicable operator a predetermined fee. The Company estimates that it will pay approximately $7.0 million in such fees over the next three years. For the years ended December 31, 2002, 2003 and 2004, the Company paid $897,000, $3.8 million and $3.7 million, respectively. Such amounts are reflected in merchandise cost of goods sold.

NOTE 16: PREFERRED STOCK AND STOCK PLANS

Preferred Stock – The Company has 5 million shares of preferred stock authorized for issuance. Any preferred stock issued will have such rights, powers and preferences as determined by the Company’s Board of Directors.

Stock Incentive Plan - The Stock Incentive Plan provides for the granting of other forms of stock-based awards to certain key employees and officers of the Company. The Company granted 140,000 shares, 10,000 shares and 45,000 shares of restricted stock under the Stock Incentive Plan in 2002, 2003 and 2004, respectively. Upon issuance of the restricted stock, $115,000 and $1.0 million in unearned compensation equivalent to the market value at the date of grant was charged to shareholders’ equity in the accompanying consolidated balance sheets as of December 31, 2003 and 2004, respectively. The amounts are being amortized to expense over a four-year vesting period. The Company recognized expense of $2.1 million and $7.0 million related to performance shares for the years ended December 31, 2003 and 2004, respectively.

Stock Compensation Plan for Non-Employee Directors – Under the Company’s Non-Employee Directors Plan (see Note 1), up to an aggregate of 240,000 shares of the Company’s common stock is authorized to be issued to its non-employee directors. Eligible directors may elect to receive all, none or a portion of their directors’ fees in shares of the Company’s common stock. During 2002, 2003 and 2004, respectively, 22,637, 34,005 and 22,349 shares were issued under the Non-Employee Directors Plan. Of the total shares issued under this plan in 2002, 2003 and 2004, 4,960, 26,634 and 19,436 shares, respectively, were restricted until the first of the month following the date of the director’s retirement from the board. Also under the Non-Employee Directors Plan, 24,000 and 30,000 stock options at exercise prices of $9.30 and $16.10 per share were issued in May 2003 and 2004, respectively. The exercise prices represent the fair market value of the Company’s common stock on the dates of grant.

A combined summary of the status of the Stock Incentive Plan and the Non-Employee Directors Plan as of December 31, 2002, 2003 and 2004, and changes during the years then ended, is presented below:

	2002		2003		2004
Fixed Options	Shares (000’s)	Weighted-Average Exercise Price	Shares (000’s)	Weighted-Average Exercise Price	Shares (000’s)	Weighted-Average Exercise Price
Outstanding at beginning of year	5,524	$14.32	6,568	$13.22	7,292	$12.19
Granted	1,449	9.16	1,498	6.88	1,418	16.64
Exercised	(5)	9.46	(301)	10.14	(1,846)	13.63
Forfeited	(400)	13.78	(473)	10.88	(121)	10.83

Outstanding at end of year	6,568	13.22	7,292	12.19	6,743	12.68

Options exercisable at year-end	3,300	14.07	3,763	14.11	3,395	13.82
Weighted-average grant-date fair value of options granted during the year	$5.50		$3.87		$5.50

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding at 12/31/04 (000’s)	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Exercisable at 12/31/04 (000’s)	Weighted- Average Exercise Price
$ 6.88 – $ 9.36	2,418	7.84	$7.90	607	$8.33
9.36 – 14.04	1,372	5.13	10.41	1,200	10.35
14.04 – 18.72	1,487	8.11	16.12	208	15.50
18.72 – 23.40	1,466	5.57	19.24	1,380	19.00

6.88 – 23.40	6,743			3,395

Stock Purchase Plans – The Company has noncompensatory stock purchase plans that allow qualified employees and franchisees to acquire shares of the Company’s common stock at market value on the open market. The Company is responsible for the payment of all administrative fees for establishing and maintaining the stock purchase plans as well as the payment of all brokerage commissions for the purchase of shares by the plans’ independent administrator. The employee plan has a matching-contribution component equal to 10% of the individual’s common stock purchases for the year with certain restrictions applying. The Company’s matching contribution was $73,000, $64,000 and $62,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

NOTE 17: INCOME TAXES

The components of earnings from continuing operations before income tax expense and cumulative effect of accounting change are as follows:

	Years Ended December 31
	2002	2003	2004
	(Dollars in thousands)
	Restated	Restated
Domestic (including royalties of $67,246, $47,308 and $51,757 from area license agreements in foreign countries)	$90,514	$130,270	$168,522
Foreign	8,871	7,598	3,993

	$99,385	$137,868	$172,515

The provision for income tax expense on earnings from continuing operations before cumulative effect of accounting change in the accompanying consolidated statements of earnings consists of the following:

	Years Ended December 31
	2002	2003	2004
	(Dollars in thousands)
	Restated	Restated
Current
Federal	$6,362	$18,076	$41,595
Foreign	10,979	6,857	6,321
State	3,000	3,300	7,200

Subtotal	20,341	28,233	55,116
Deferred	19,413	24,157	8,902

Income tax expense on earnings from continuing operations before cumulative effect of accounting change	$39,754	$52,390	$64,018

Reconciliations of income tax expense on earnings from continuing operations before cumulative effect of accounting change at the federal statutory rate to the Company’s actual income tax expense provided are as follows:

	Years Ended December 31
	2002	2003	2004
	(Dollars in thousands)
	Restated	Restated
Tax expense at federal statutory rate	$34,784	$48,254	$60,380
State income tax expense, net of federal income tax benefit	2,701	4,929	4,946
Foreign tax rate difference	(1,224)	(1,036)	(1,379)
Other	3,493	243	71

	$39,754	$52,390	$64,018

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31
	2003	2004
	(Dollars in thousands)
	Restated
Deferred tax assets
Accrued liabilities	$63,291	$64,560
Compensation and benefits	30,902	34,763
Accrued insurance	26,254	33,621
Debt issuance costs	10,414	11,144
Tax credit and NOL carryforwards	4,500	—
Other	6,562	7,993

Subtotal	141,923	152,081
Deferred tax liabilities
Property and equipment	(186,340)	(209,869)
Area license agreements	(41,050)	(41,050)
Other	(5,708)	(4,660)

Subtotal	(233,098)	(255,579)

Net deferred tax liability	$(91,175)	$(103,498)

NOTE 18: EARNINGS PER COMMON SHARE

Computations for basic and diluted earnings per common share are presented below:

	Years Ended December 31
	2002	2003	2004
	(In thousands, except per-share data)
	Restated	Restated
BASIC
Earnings from continuing operations before cumulative effect of accounting change	$59,631	$85,478	$108,497
Loss on discontinued operations	(19,857)	(13,161)	(6,854)
Cumulative effect of accounting change	(28,139)	(10,244)	(5,137)

Net earnings	$11,635	$62,073	$96,506

Weighted-average common shares outstanding	104,827	106,815	112,393

Earnings per common share from continuing operations before cumulative effect of accounting change	$57	$.80	$.97
Loss per common share on discontinued operations	(.19)	(.12)	(.06)
Loss per common share on cumulative effect of accounting change	(.27)	(.10)	(.05)

Net earnings per common share	$.11	$.58	$.86

DILUTED
Earnings from continuing operations before cumulative effect of accounting change	$59,631	$85,478	$108,497
Add interest on convertible quarterly income debt securities, net of tax – see Note 11	2,191	10,111	8,446

Earnings from continuing operations before cumulative effect of accounting change plus assumed conversions	61,822	95,589	116,943
Loss on discontinued operations	(19,857)	(13,161)	(6,854)
Cumulative effect of accounting change	(28,139)	(10,244)	(5,137)

Net earnings plus assumed conversions	$13,826	$72,184	$104,952

Weighted-average common shares outstanding (Basic)	104,827	106,815	112,393
Add effects of assumed conversions
Stock options and restricted stock – see Note 16 (1)	81	1,088	2,612
Convertible quarterly income debt securities – see Note 11 (2)	6,503	19,054	14,423

Weighted-average common shares outstanding plus shares from assumed conversions (Diluted)	111,411	126,957	129,428

Earnings per common share from continuing operations before cumulative effect of accounting change	$.55	$.75	$.90
Loss per common share on discontinued operations	(.18)	(.10)	(.05)
Loss per common share on cumulative effect of accounting change	(.25)	(.08)	(.04)

Net earnings per common share	$.12	$.57	$.81

(1)	Stock options for 6,568, 3,043 and 1,465 shares of common stock for the years ended December 31, 2002, 2003 and 2004, respectively, have exercise prices that are greater than the average market prices of the common shares for each respective year. Therefore, these shares have not been included in diluted earnings-per-share calculations as they have an antidilutive effect.
(2)	The 1995 QUIDS are not assumed converted for the year ended December 31, 2002, as they have an antidilutive effect on earnings per common share. The 1998 QUIDS were converted in 2003 (see Note 11).

NOTE 19: OTHER RELATED PARTY TRANSACTIONS

Related Party Loan - In May 2002, a financial-services subsidiary of SEJ made a personal loan of 227.5 million Japanese yen (approximately $1.75 million) to one of the Company’s non-employee directors. The term of the loan, which is secured by certain shares of stock owned by the director, was extended from December 2004 to March 2005. The interest rate on the loan was decreased from 2.6% to 2.05% in December 2004.

NOTE 20: RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2004, the FASB issued FASB Staff Position No.106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” (the “Act”). FSP 106-2 supersedes FSP 106-1, which was issued in January 2004 under the same title. The Act concerns prescription drug benefits under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-2 applies only to sponsors of defined benefit postretirement health care plans for which (a) the employer has concluded that prescription drug benefits available under the plan are actuarially equivalent to Medicare Part D and thus qualify for the subsidy under the Act and (b) the expected subsidy will offset or reduce the employer’s share of the cost of postretirement prescription drug coverage provided by the plan. In general, FSP 106-2 concludes that plan sponsors should follow SFAS No. 106 (see Note 14) in accounting for the effects of the Act. Specifically, the effect of the subsidy on benefits attributable to past service cost should be accounted for as an actuarial experience gain and the effect of the subsidy on future costs should be accounted for as a reduction in service cost. The Company adopted the provisions of FSP 106-2 effective July 1, 2004, but was deferring recognition as allowed pending the issuance of authoritative guidance and its effect, if any, on the Company’s financial position, results of operations and financial statement disclosure. On January 21, 2005, the Centers for Medicare and Medicaid Services issued such guidance by releasing final regulations implementing the Act. These regulations, which the Company is currently evaluating, provide new and additional guidance for determining actuarial equivalence. However, based on the current design of its postretirement healthcare benefit plan, the Company believes that it is unlikely that the prescription drug benefits available under its plan will be actuarially equivalent to Medicare Part D, and the Company will therefore not qualify for the subsidy under the Act.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS 151 requires that fixed production costs be allocated to inventory based on the normal capacity of production facilities and that unallocated overheads be recognized as an expense in the periods in which they are incurred. In addition, other items such as abnormal freight, handling costs and amounts of excess spoilage require treatment as current-period charges rather than a portion of the inventory cost. SFAS No. 151 is effective for inventory costs incurred during periods beginning after June 15, 2005. The Company is currently assessing the requirements of the standard, which it will adopt effective January 1, 2006, but it does not believe that its adoption will have a material impact, if any, on its consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”), which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. The primary focus of SFAS 123R is on employee services obtained in share-based payment transactions. SFAS 123R requires that all share-based payments to employees be recognized in the financial statements based on their fair values beginning with the first interim or annual reporting period that begins after June 15, 2005, with early adoption encouraged. The fair value of a share-based payment transaction is to be determined by an option-pricing model as of the grant date of the award. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award.

The implementation guidance of SFAS 123R requires that a company elect a transition method to be used at the date of adoption. The transition methods include both prospective and retrospective options for adopting. Under the retrospective transition options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested awards at the beginning of the first period of adoption of SFAS 123R, while the retrospective methods require that compensation expense for all unvested awards be recorded beginning with the first period restated.

The Company will adopt the provisions of SFAS 123R effective July 1, 2005. It intends to elect the retrospective transition method with all prior periods presented restated to include expense previously calculated under SFAS No. 123 for pro forma footnote disclosures. Based on its preliminary analysis of SFAS No. 123R, the Company anticipates that the after-tax impact of adoption on its earnings from continuing operations for the year ended December 31, 2005, will be an expense of approximately $6.0 million to $7.0 million.

NOTE 21: SUBSEQUENT EVENT

On February 28, 2005, IY sold to SEJ its interest in both IYG and its independently held shares of the Company’s common stock. This transaction between IY and SEJ does not impact the Company. Following the transaction, the Company is 73.77% owned by IYG and SEJ (see Note 1).

NOTE 22: QUARTERLY FINANCIAL DATA (UNAUDITED)

The summarized quarterly financial data for 2003 and 2004 below has been restated for the application of SFAS No. 144.

Year Ended December 31, 2003

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(Dollars in millions, except per-share data)
	Restated	Restated	Restated	Restated	Restated
Merchandise sales	$1,640	$1,871	$2,016	$1,848	$7,375
Gasoline sales	812	822	893	828	3,355

Net sales	2,452	2,693	2,909	2,676	10,730

Merchandise gross profit	567	666	715	651	2,599
Gasoline gross profit	67	92	90	76	325

Gross profit	634	758	805	727	2,924

Income tax expense	4	24	21	3	52

Earnings from continuing operations before cumulative effect of accounting change	6	40	34	5	85
Loss on discontinued operations	(2)	(1)	1	(11)	(13)
Cumulative effect of accounting change	—	—	(10)	—	(10)

Net earnings (loss)	4	39	25	(6)	62

Net earnings per common share from continuing operations before cumulative effect of accounting change
Basic	.06	.38	.33	.04	.80
Diluted	.06	.34	.29	.04	.75

Net earnings (loss) per common share
Basic	.04	.37	.24	(.06)	.58
Diluted	.04	.33	.22	(.06)	.57

The first quarter’s earnings from continuing operations include the receipt of life insurance proceeds of $2.2 million (net of deferred taxes of $1.4 million). The third quarter includes a cumulative effect of accounting change expense of $10.2 million (net of deferred tax benefit of $6.6 million) from the adoption of FIN 46 (see Notes 1, 10 and 13). In addition, the third quarter’s earnings from continuing operations includes (a) a gain of $6.5 million (net of deferred taxes of $4.0 million) from the retirement of the Company’s Debentures (see Note 10), (b) an expense of $6.2 million (net of deferred tax benefit of $3.7 million) from foreign currency conversion and (c) $4.3 million (net of deferred tax benefit of $2.7 million) to reflect the Company’s best estimate of the fair value of its California remediation receivable (see Note 15). The fourth quarter’s loss on discontinued operations includes a charge of $8.9 million (net of deferred tax benefit of $5.5 million) related to store closings (see Note 6).

As discussed in Note 1, the Company revised its lease accounting and restated its previously issued financial statements to adjust the amortization expense of certain of its leasehold improvements to be the shorter of the economic useful life or the lease term as defined by SFAS No. 13. These restatements to OSG&A for additional depreciation expense of $812,000, $815,000, $815,000 and $817,000, resulted in decreases of $495,000, $514,000, $505,000 and $506,000 in earnings from continuing operations before cumulative effect of accounting change for the respective quarters. Diluted EPS decreased $.01 in both the first and fourth quarters as a result of the restatements.

Year Ended December 31, 2004

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(Dollars in millions, except per-share data)
	Restated	Restated	Restated
Merchandise sales	$1,784	$2,026	$2,123	$1,960	$7,893
Gasoline sales	924	1,087	1,096	1,121	4,228

Net sales	2,708	3,113	3,219	3,081	12,121

Merchandise gross profit	630	722	769	693	2,814
Gasoline gross profit	71	91	83	97	342

Gross profit	701	813	852	790	3,156

Income tax expense	7	29	26	2	64

Earnings from continuing operations before cumulative effect of accounting change	10	48	45	6	109
Loss on discontinued operations	(1)	(1)	(1)	(4)	(7)
Cumulative effect of accounting change	(5)	—	—	—	(5)

Net earnings	4	47	44	2	97

Net earnings per common share from continuing operations before cumulative effect of accounting change
Basic	.09	.42	.40	.05	.97
Diluted	.09	.38	.37	.05	.90

Net earnings per common share
Basic	.04	.42	.39	.01	.86
Diluted	.04	.38	.36	.01	.81

Included in the first quarter is a cumulative effect charge of $5.1 million (net of deferred tax benefit of $3.3 million) resulting from the Company’s adoption of FIN 46R (see Notes 1 and 2). The first quarter also includes income of $3.8 million (net of deferred taxes of $2.4 million) related to the mutual termination of the Company’s Vcom check-cashing relationship. The second quarter includes an after-tax charge of $4.6 million related to the early retirement of the Cityplace Term Loan (see Note 10). In addition, the second quarter’s earnings from continuing operations include a foreign currency conversion gain of $3.3 million (net of deferred taxes of $2.1 million) and income of $2.9 million (net of deferred taxes of $1.7 million) related to the mutual termination of the Company’s e-shopping relationship. Included in the fourth quarter is a foreign currency conversion loss of $5.6 million (net of deferred tax benefit of $3.6 million).

As discussed in Note 1, the Company revised its lease accounting and restated its previously issued financial statements to adjust the amortization expense of certain of its leasehold improvements to be the shorter of the economic useful life or the lease term as defined by SFAS No. 13. These restatements to OSG&A for additional depreciation expense of $1.2 million in each of the first three quarters resulted in decreases of $725,000, $748,000 and $703,000 in earnings from continuing operations before cumulative effect of accounting change in the respective quarters. Diluted EPS decreased $.01 in the second quarter as a result of the restatements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

    Shareholders of 7-Eleven, Inc.:

We have completed an integrated audit of 7-Eleven, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of 7-Eleven, Inc and its subsidiaries at December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1, 2, and 9 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations,” in 2002, and the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and FASB Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51,” in 2003, and FASB Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51,” in 2004.

As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2003 and 2002 financial statements.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded the operations relating to the ATM network from its assessment of internal control over financial reporting as of December 31, 2004 because it was acquired by the Company in a purchase business combination during 2004. We have also excluded the operations relating to the ATM network from our audit of internal control over financial reporting. The ATM network is a consolidated business whose total assets and total revenues represent 1.7% and 0.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

PricewaterhouseCoopers LLP

Dallas, Texas

March 15, 2005

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

The management of 7-Eleven, Inc. (7-Eleven) is responsible for establishing and maintaining adequate internal control over financial reporting. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

7-Eleven management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we have concluded that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

As permitted by SEC guidance, management has excluded the operations relating to the ATM network the Company acquired in a purchase business combination during the third quarter of 2004 from our assessment of internal control over financial reporting as of December 31, 2004. The ATM network is the network of ATMs located in our stores whose total assets and total revenues represent 1.7% and 0.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Management’s Consideration of the Restatement

In coming to the conclusion that our internal control over financial reporting was effective as of December 31, 2004, our management considered, among other things, the control deficiency related to periodic review of the application of generally accepted accounting principles, which resulted in the need to restate our previously issued financial statements as disclosed in “Note 1” to the accompanying consolidated financial statements included in this Form 10-K. We reviewed and analyzed the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29 and SAB Topic 5 F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” and took into consideration (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments on shareholders’ equity was not material on the financial statements of prior interim or annual periods; and (iii) that we decided to restate our previously issued financial statements solely because the cumulative impact of the error, if recorded in the current period, would have been material to the current year’s reported net earnings. Based on our review and analysis, our management concluded that the control deficiency that resulted in the restatement of the prior period financial statements was not in itself a material weakness and that when aggregated with other deficiencies did not constitute a material weakness.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have included the information required in response to this Item in our Definitive Proxy Statement for our April 27, 2005, Annual Meeting of Shareholders.

Item 11. EXECUTIVE COMPENSATION.

We have included the information required in response to this Item in our Definitive Proxy Statement for our April 27, 2005, Annual Meeting of Shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table summarizes, as of December 31, 2004, our equity compensation plans:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (000s)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (000s)
Equity compensation plans approved by security holders	6,743	$13.82	1,402
Equity compensation plans not approved by shareholders	0	n/a	0
Total	6,743	$13.82	1,402

Additional information required in response to this Item is included in our Definitive Proxy Statement for our April 27, 2005, Annual Meeting of Shareholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have included the information required in response to this Item in our Definitive Proxy Statement for our April 27, 2005, Annual Meeting of Shareholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We have included the information required in response to this Item in our Definitive Proxy Statement for our April 27, 2005, Annual Meeting of Shareholders.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

1.	7-Eleven, Inc. and Subsidiaries’ Financial Statements for the three years in the period ended December 31, 2004, are included in this report:

2.	7-Eleven, Inc. and Subsidiaries’ Financial Statement Schedule, included in this report.

Page
II - Valuation and Qualifying Accounts	94

All other schedules have been omitted because they are not applicable, are not required, or the required information is shown in the financial statements or the notes to the financial statements.

3.	The following is a list of the exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit No.
3.	Articles of Incorporation and Bylaws.

3.(1)	Second Restated Articles of Incorporation of The Southland Corporation, as amended through March 5, 1991, incorporated by reference to The Southland Corporation’s Annual Report on Form 10-K for the year ended December 31, 1990, Exhibit 3.(1).

3.(2)	Articles of Amendment to the Second Restated Articles of Incorporation, as filed with the Secretary of State of Texas, to effect the name change to 7-Eleven, Inc., incorporated by reference to 7-Eleven, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, Exhibit 3.

3.(3)	Articles of Amendment to the Second Restated Articles of Incorporation, as filed with the Secretary of State of Texas, to effect a one-for-five reverse split of the common stock of 7-Eleven, Inc., incorporated by reference to file No. 0-16626, 7-Eleven, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Exhibit 3.

3.(4)	Bylaws of 7-Eleven, Inc., restated as amended through March 1, 2001, incorporated by reference to file No. 0-16626, 7-Eleven, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 3.(4).

4.	Instruments defining the rights of security holders, including indentures (see Exhibits (3).(1) and (3).(2), above).

4.(i)(1)	Form of 4½% Convertible Quarterly Income Debt Securities due 2010, incoporated by reference to file No. 0-16626, 7-Eleven, Inc’s Current Report on Form 8-K, dated November 21, 1995, Exhibit 4(v)-1.

4.(i)(2)	Specimen Certificate for Common Stock, $.0001 par value, incorporated by reference to 7-Eleven, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 4.(i)(1).

4.(i)(3)	Subscription Agreement dated March 1, 2000, between IYG Holding Company, 7-Eleven, Inc., Ito-Yokado Co., Ltd. and Seven-Eleven Co., Ltd, incorporated by reference to 7-Eleven, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 4.(i)(5).

4.(i)(4)	Agreement as to Shares dated March 16, 2000, between 7-Eleven, Inc., Ito-Yokado Co., Ltd. And Seven-Eleven Co., Ltd., incorporated by reference to 7-Eleven, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 4.(i)(6).

4.(i)(5)	Registration Rights Agreement dated March 16, 2000, between IYG Holding Company, 7-Eleven, Inc., Ito-Yokado Co., Ltd. And Seven-Eleven Co., Ltd. incorporated by reference to 7-Eleven, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 4.(i)(7).

10.	Material Contracts.

10.(i)(1)	Credit Agreement, dated as of October 26, 2004, among 7-Eleven, Inc., as Borrower, the financial institutions party thereto as Lenders or Issuing Banks, Citibank, NA, as Administrative Agent, Sumitomo Mitsui Banking Corporation, as Syndication Agent, The Bank of Tokyo-Mitsubishi, Ltd., and Wells Fargo Bank, N.A., as Co-Documentation Agents and Citigroup Global Markets Inc. as Sole Lead Arranger (incorporated by reference to 7-Eleven, Inc.’s Form 8-K filed on October 28, 2004, Exhibit 10.1).

10.(i)(5)	Secured Yen Loan Agreement for The Southland Corporation relating to royalties from Seven-Eleven (Japan) Company, Ltd. in the amount of Japanese Yen 12,500,000,000, dated as of April 21, 1998, incorporated by reference to The Southland Corporation’s Form 10-Q for the quarter ended June 30, 1998, Exhibit 10.(i)(2).

10.(i)(6)	Issuing and Paying Agency Agreement, dated as of August 17, 1992, relating to commercial paper facility, Form of Note, Indemnity and Reimbursement Agreement and amendment thereto and Guarantee, incorporated by reference to The Southland Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.(i)(8).

10.(i)(7)	Amendment, dated as of January 15, 1999, to Issuing and Paying Agency Agreement, dated as of August 17, 1992, relating to commercial paper facility, incorporated by reference to The Southland Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998, Exhibit 10.(i)(12).

10.(i)(8)	Note Purchase Agreement Between Seven-Eleven Japan Co., Ltd. and 7-Eleven, Inc., incorporated by reference to 7-Eleven, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, Exhibit 10.

10.(ii)(B)(1)	Standard Form of 7-Eleven Individual Store Franchise Agreement.*	Tab 1*

10.(ii)(B)(2)	Service Agreement Between 7-Eleven, Inc., and McLane Company, Inc., Effective September 21, 2002, incorporated by reference to 7-Eleven, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, Exhibit 3.

10.(iii)(A)(1)	7-Eleven, Inc. Executive Protection Plan Summary, as amended in August 2000, incorporated by reference to 7-Eleven, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 10(iii)(A)(1).

10.(iii)(A)(2)	7-Eleven, Inc. 1995 Stock Incentive Plan, incorporated by reference to Registration Statement on Form S-8, Reg. No. 333-63617, Exhibit 4.10.

10.(iii)(A)(3)	7-Eleven, Inc. Supplemental Executive Retirement Plan for Eligible Employees incorporated by reference to Registration Statement on Form S-8, Reg. No. 333-42731, Exhibit 4.(i)(3).

10.(iii)(A)(4)	Form of Deferral Election Form for 7-Eleven, Inc. Supplemental Executive Retirement Plan for Eligible Employees, incorporated by reference to The Southland Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997, Exhibit 10.(iii)(A)(7).

10.(iii)(A)(5)	7-Eleven, Inc. Stock Compensation Plan for Non-Employee Directors and Election Form, effective October 1, 1998, incorporated by reference to The Southland Corporation’s Form S-8 Registration Statement, Reg. No. 333-68491, Exhibit 4.(i)(4).

10.(iii)(A)(6)	Employment Agreement, dated as of January 28, 2005, between 7-Eleven, Inc. and James W. Keyes*	Tab 2*

10.(iii)(A)(7)	Employment Agreement, dated as of January 28, 2005, between 7-Eleven, Inc. and Gary R. Rose*	Tab 3*

10.(iii)(A)(8)	Employment Agreement, dated as of January 28, 2005, between 7-Eleven, Inc. and Bryan F. Smith, Jr.*	Tab 4*

10.(iii)(A)(9)	Employment Agreement, dated as of January 28, 2005, between 7-Eleven, Inc. and David M. Podeschi*	Tab 5*

10.(iii)(A)(10)	Disclosure of compensation levels for non-employee directors of 7-Eleven, Inc., incorporated by reference to 7-Eleven, Inc.’s Current Report on Form 8-K, filed January 24, 2005.

21.	Subsidiaries of the Registrant as of March 2005.*	Tab 6*

23.	Consents of Experts and Counsel.* Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP.	Tab 7*

31.(1)	Certification [by Chief Executive Officer] Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*	Tab 8*

31.(2)	Certification [by Chief Financial Officer] Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*	Tab 9*

32.(1)	Certification [by Chief Executive Officer] Pursuant to 18 U.S.C. § 1350.*	Tab 10*

32.(2)	Certification [by Chief Financial Officer] Pursuant to 18 U.S.C. § 1350.*	Tab 11*

*	Filed or furnished with this report

(c)	The exhibits required by Item 601 of Regulation S-K are attached to this report or specifically incorporated by reference.

(d)(3)	The financial statement schedule for 7-Eleven, Inc. and Subsidiaries is included in this report, as follows:

Page
Schedule II - 7-Eleven, Inc. and Subsidiaries Valuation and Qualifying Accounts (for the Years Ended December 31, 2002, 2003 and 2004).	94

SCHEDULE II

7-ELEVEN, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2002, 2003 and 2004

(Dollars in thousands)

	Balance at beginning of period	Additions Charged to costs and expenses	Deductions (1)	Balance at end of period
Allowance for doubtful accounts: (2)
Year ended December 31, 2002	3,446	2,807	(3,682)	2,571
Year ended December 31, 2003	2,571	845	(1,030)	2,386
Year ended December 31, 2004	2,386	1,439	(1,126)	2,699

Allowance for environmental cost reimbursements:
Year ended December 31, 2002	10,805	7	—	10,812
Year ended December 31, 2003	10,812	559	—	11,371
Year ended December 31, 2004	11,371	422	—	11,793

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Prior-year amounts have been restated for consolidation of franchisees in accordance with FIN 46R (see Notes 1 and 2 to the consolidated financial statements).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

7-ELEVEN, INC.
(Registrant)

March 15, 2005	/s/ James W. Keyes
James W. Keyes
(President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date
/s/ Toshifumi Suzuki	Chairman of the Board and Director	March 15, 2005
Toshifumi Suzuki

/s/ James W. Keyes	President and Chief Executive Officer and Director	March 15, 2005
James W. Keyes

/s/ Edward W. Moneypenny	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2005
Edward W. Moneypenny

/s/ Yoshitami Arai	Director	March 15, 2005
Yoshitami Arai

/s/ Masaaki Asakura	Senior Vice President and Director	March 15, 2005
Masaaki Asakura

/s/ Jay W. Chai	Director	March 15, 2005
Jay W. Chai

/s/ R. Randolph Devening	Director	March 15, 2005
R. Randolph Devening

/s/ Gary J. Fernandes	Director	March 15, 2005
Gary J. Fernandes

/s/ Masaaki Kamata	Director	March 15, 2005
Masaaki Kamata

/s/ Kazuo Otsuka	Director	March 15, 2005
Kazuo Otsuka

/s/ Lewis E. Platt	Director	March 15, 2005
Lewis E. Platt