Form 10-Q
period 2005-03-31
7 ELEVEN INC
filed 2005-05-09
CIK 92344

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Registrant’s telephone number, including area code: (214) 828-7011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

114,387,972 shares of common stock, $.0001 par value (the issuer’s only class of common stock), were outstanding as of March 31, 2005.

7-ELEVEN, INC. / INDEX

Exhibit 10(1) —	Amendment to Service Agreement between McLane Company and 7-Eleven, Inc.*	Tab 1

Exhibit 10(2) —	Employment Agreement between Edward W. Moneypenny and 7-Eleven, Inc.	Tab 2

Exhibit 10(3) —	2005 Stock Incentive Plan	*

Exhibit 10(4) —	Form of Award Agreement for Grants of Stock Options under the 7-Eleven, Inc. 2005 Stock Incentive Plan	*

Exhibit 10(5) —	Amended and Restated 7-Eleven, Inc. Stock Compensation Plan for Non-Employee Directors	*

Exhibit 15 —	Letter re Unaudited Interim Financial Information	Tab 3

Exhibit 31(1) —	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended	Tab 4

Exhibit 31(2) —	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended	Tab 5

Exhibit 32(1) —	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350	Tab 6

Exhibit 32(2) —	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350 …	Tab 7

*	Incorporated by reference to the Company’s Current Report on Form 8-K, filed April 27, 2005, Exhibits 10.1, 10.2 and 10.3.

(i)

7-ELEVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per-share data)

	December 31, 2004	March 31, 2005
		(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$76,214	$73,096
Accounts receivable, net	187,751	179,514
Inventories	286,063	279,945
Other current assets	182,334	190,658

Total current assets	732,362	723,213
Property and equipment, net	2,293,147	2,252,266
Goodwill and intangible assets, net	175,649	175,666
Other assets, net	110,968	111,283

Total assets	$3,312,126	$3,262,428

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	$335,380	$329,030
Accrued expenses and other liabilities	646,177	505,029
Commercial paper	51,400	136,759
Long-term debt due within one year	40,370	40,131

Total current liabilities	1,073,327	1,010,949
Deferred credits and other liabilities	458,408	454,965
Senior Subordinated Notes due to SEJ	400,000	400,000
Other long-term debt	534,610	524,590
Minority interest	81,320	75,791
Convertible quarterly income debt securities	300,000	300,000
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value	—	—
Common stock, $.0001 par value	11	11
Additional capital	1,277,835	1,289,947
Accumulated deficit	(837,938)	(816,998)
Unearned compensation	(1,488)	(1,341)
Accumulated other comprehensive earnings	26,041	24,514

Total shareholders’ equity	464,461	496,133

Total liabilities and shareholders’ equity	$3,312,126	$3,262,428

See notes to condensed consolidated financial statements.

7-ELEVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except per-share data)

(UNAUDITED)

	Three Months Ended March 31
	2004	2005
	Restated
REVENUES
Merchandise sales	$1,783,911	$1,873,401
Gasoline sales	923,178	1,074,303

Net sales	2,707,089	2,947,704

Other income	31,240	28,247

Total revenues	2,738,329	2,975,951

COSTS AND EXPENSES
Merchandise cost of goods sold	1,154,674	1,201,518
Gasoline cost of goods sold	851,815	1,006,012

Total cost of goods sold	2,006,489	2,207,530
Operating, selling, general and administrative expenses	694,758	722,315
Interest expense, net	20,185	14,417

Total costs and expenses	2,721,432	2,944,262

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	16,897	31,689

INCOME TAX EXPENSE	6,589	12,295

EARNINGS FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	10,308	19,394

EARNINGS (LOSS) ON DISCONTINUED OPERATIONS (net of tax benefit (expense) of $715 and ($980))	(1,118)	1,546

CUMULATIVE EFFECT OF ACCOUNTING CHANGE (net of tax benefit of $3,284)	(5,137)	—

NET EARNINGS	$4,053	$20,940

NET EARNINGS PER COMMON SHARE
BASIC
Earnings from continuing operations before cumulative effect of accounting change	$.10	$.17
Earnings (loss) on discontinued operations	(.01)	.01
Cumulative effect of accounting change	(.05)	—

Net earnings	$.04	$.18

DILUTED
Earnings from continuing operations before cumulative effect of accounting change	$.10	$.17
Earnings (loss) on discontinued operations	(.01)	.01
Cumulative effect of accounting change	(.05)	—

Net earnings	$.04	$.18

See notes to condensed consolidated financial statements.

7-ELEVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three Months Ended March 31
	2004	2005
	Restated
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings	$4,053	$20,940
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of accounting change	5,137	—
Depreciation and amortization of property and equipment	82,641	84,586
Other amortization	31	31
Deferred income taxes	(3,031)	(6,894)
Noncash interest expense	50	279
Foreign currency net conversion loss (gain)	4,258	(5,521)
Other noncash expense (income)	1,063	(235)
Net loss (gain) on disposal of property and equipment	730	(3,488)
(Increase) decrease in accounts receivable	(640)	8,013
Decrease in inventories	4,480	6,118
Increase in other assets	(9,662)	(7,749)
Decrease in trade accounts payable and other liabilities	(59,541)	(131,243)

Net cash provided by (used in) operating activities	29,569	(35,163)

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for purchase of property and equipment	(36,051)	(44,132)
Proceeds from sale of property and equipment	660	3,682
Proceeds from sale of domestic securities	399	140
Restricted cash	(4,856)	(5,639)
Other	10	7

Net cash used in investing activities	(39,838)	(45,942)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from commercial paper and revolving credit facilities	2,124,008	1,532,697
Payments under commercial paper and revolving credit facilities	(2,172,652)	(1,447,386)
Principal payments under long-term debt agreements	(8,375)	(5,221)
Decrease in outstanding checks in excess of cash in bank	(28,035)	(10,132)
Net proceeds from issuance of common stock	1,738	8,029

Net cash (used in) provided by financing activities	(83,316)	77,987

NET DECREASE IN CASH AND CASH EQUIVALENTS	(93,585)	(3,118)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	190,513	76,214

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$96,928	$73,096

RELATED DISCLOSURES FOR CASH FLOW REPORTING
Interest paid (including capitalized interest)	$(25,439)	$(16,572)

Net income taxes refunded (paid)	$(3,834)	$10,555

Assets obtained by entering into capital leases and other debt arrangements	$2,281	$986

See notes to condensed consolidated financial statements.

7-ELEVEN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2005

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The condensed consolidated balance sheet as of March 31, 2005, and the condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 2004 and 2005, have been prepared by 7-Eleven, Inc. (the “Company”) without audit. In the opinion of management, all adjustments necessary to state fairly the financial position at March 31, 2005, and the results of operations and cash flows for all periods presented have been made. Intercompany transactions and account balances have been eliminated. Certain prior-period amounts have been reclassified to conform to current-period presentation. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

The reported results of operations include the operations of more than 5,800 convenience stores that are operated or franchised in the United States and Canada by the Company along with royalty income from worldwide 7-Eleven area licensees. Historically, sales and cost of goods sold of stores operated by franchisees have been included with the operations of Company-operated stores in the condensed consolidated statements of earnings. Gross profit from franchise stores is split between the Company and its franchisees pursuant to the terms of franchise agreements. As defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51,” (“FIN 46”) and the subsequent revision to FIN 46 (“FIN 46R”), the Company’s franchisees are independent contractors in whom the Company is deemed to have a controlling financial interest. Accordingly, as a result of adopting FIN 46 and FIN 46R, the Company has included the assets, liabilities, equity and results of operations of its franchise stores in its condensed consolidated financial statements.

The condensed consolidated balance sheet as of December 31, 2004, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The notes accompanying the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, include accounting policies and additional information pertinent to an understanding of both the December 31, 2004, balance sheet and the interim financial statements. The information has not changed except as a result of normal transactions in the three months ended March 31, 2005, and as discussed in the notes herein.

NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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

As a result of the restatements above, the Company has recorded an increase of $1.2 million to operating, selling, general and administrative (“OSG&A”) expense for the three months ended March 31, 2004. The effects of this restatement were as follows (in thousands, except per-share data):

	Three Months Ended March 31, 2004
	Impact of Restatement	As Restated
OSG&A	$1,189	$694,758
Earnings from continuing operations before income tax expense and cumulative effect of accounting change	(1,189)	16,897
Income tax expense	(464)	6,589
Earnings from continuing operations before cumulative effect of accounting change	(725)	10,308
Net earnings	(725)	4,053
Basic EPS	.00	.04
Diluted EPS	.00	.04

This restatement had no impact on the Company’s cash flows from operating, investing or financing activities.

NOTE 3 – EQUITY-BASED COMPENSATION

The fair value of each option grant under the Company’s 1995 Stock Incentive Plan (“Stock Incentive Plan”) and its Stock Compensation Plan for Non-Employee Directors (the “Non-Employee Directors Plan”) is estimated on the grant date using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for options granted: expected life of three years, no dividend yield, risk-free interest rates of 2.28% and 3.31% and expected volatility of 46.30% and 32.40% for the options granted in 2004 and 2005, respectively.

The Company has recognized no compensation expense for its stock options as it is accounting for both the Stock Incentive Plan and the Non-Employee Directors Plan under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” If compensation expense had been determined based on the fair value at the grant date for awards under both these plans consistent with the method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings and net earnings per common share for the three months ended March 31, 2004 and 2005, would have been reduced to the pro forma amounts indicated in the following table (in thousands, except per-share data):

	Three Months Ended March 31
	2004	2005
Net earnings as reported	$4,053	$20,940
Add: Stock-based compensation expense included in reported net earnings, net of tax	394	1,144
Less: Total stock-based compensation expense determined under the fair-value-based method for all stock-based awards, net of tax	(1,801)	(2,367)

Pro forma net earnings	$2,646	$19,717
Net earnings per common share as reported
Basic	$.04	$.18
Diluted	.04	.18
Pro forma net earnings per common share
Basic	$.02	$.17
Diluted	.02	.17

Effective January 1, 2006, the Company will adopt the provisions of SFAS No. 123R, “Share-Based Payment,” which was issued in December 2004, and will modify its accounting for stock options and other awards under its Stock Incentive Plan and its Non-Employee Directors Plan accordingly (see Note 10).

NOTE 4 – COMPREHENSIVE EARNINGS

The components of comprehensive earnings of the Company for the periods presented are as follows (in thousands):

	Three Months Ended March 31
	2004	2005
Net earnings	$4,053	$20,940
Other comprehensive loss:
Unrealized loss on equity securities (net of ($73) and ($8) deferred taxes)	(114)	(13)
Reclassification adjustments for gains included in net earnings (net of $294 and $55 deferred taxes)	(459)	(86)
Unrealized net gain related to interest rate swap (net of $520 deferred taxes)	386	—
Foreign currency translation adjustments	(1,369)	(1,428)

Other comprehensive loss	(1,556)	(1,527)

Total comprehensive earnings	$2,497	$19,413

NOTE 5 – BENEFIT PLANS

Postretirement Benefits – Information on the Company’s group insurance plan, which provides postretirement medical and dental benefits for all retirees that meet certain criteria, is provided below in accordance with the requirements of SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised December 2003).”

	Three Months Ended March 31
	2004	2005
	(Dollars in thousands)
Components of Net Periodic Benefit Cost
Service cost	$197	$174
Interest cost	330	285
Amortization of prior service cost	97	97
Amortization of actuarial gain	(38)	(85)

Net periodic benefit cost	$586	$471

The total amount of the Company’s contributions paid, and expected to be paid, under its group insurance plan in 2005 has not changed materially from amounts previously reported.

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

	Three Months Ended March 31
	2004	2005
	(Dollars in thousands)
Components of Net Periodic Benefit Cost
Service cost	$212	$244
Interest cost	322	340
Amortization of prior service cost	116	116
Amortization of actuarial loss	23	96

Net periodic benefit cost	$673	$796

NOTE 6 - STORE CLOSINGS, ASSET IMPAIRMENT AND ASSET RETIREMENT OBLIGATIONS

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

For the three months ended March 31, 2004 and 2005, the stores presented as discontinued operations had total revenues of $14.4 million and $350,000 and pretax earnings (loss) of $(1.8) million and $2.5 million, respectively. Included in the earnings (loss) on discontinued operations is a gain on disposal of $1.9 million for the three-month period ended March 31, 2005. The loss on disposal as of March 31, 2004, was immaterial.

Included in other current assets in the accompanying condensed consolidated balance sheets are $6.3 million and $5.5 million in assets held for sale as of December 31, 2004, and March 31, 2005, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

In May 2002, a financial-services subsidiary of Seven-Eleven Japan Co., Ltd. (“SEJ”) made a personal loan of 227.5 million Japanese yen (approximately $1.75 million) to one of the Company’s nonemployee directors. The term of the loan, which bears interest at 2.05% and is secured by certain shares of stock owned by the director, was extended from March 2005 to June 15, 2005.

On February 28, 2005, Ito-Yokado Co., Ltd. (“IY”) sold to SEJ (i) its 51% ownership interest in IYG Holding Company (“IYG”), which holds approximately 77.4 million shares of the Company’s common stock and (ii) the additional 3,315,859 shares of the Company’s common stock that IY, as shareholder of record, had acquired in 2003. This transaction between IY and SEJ does not impact the Company. As a result of this transaction, SEJ, directly and through its 100% ownership interest in IYG, owns approximately 73% of the Company’s common stock.

NOTE 8 – EARNINGS PER SHARE

Computations for basic and diluted earnings per common share are presented below (in thousands, except per-share data):

	Three Months Ended March 31
	2004	2005
	Restated
BASIC:
Earnings from continuing operations before cumulative effect of accounting change	$10,308	$19,394
Earnings (loss) on discontinued operations	(1,118)	1,546
Cumulative effect of accounting change	(5,137)	—

Net earnings	$4,053	$20,940

Weighted-average common shares outstanding	111,837	113,989

Earnings per common share from continuing operations before cumulative effect of accounting change	$.10	$.17
Earnings (loss) per common share on discontinued operations	(.01)	.01
Loss per common share on cumulative effect of accounting change	(.05)	—

Net earnings per common share	$.04	$.18

DILUTED:
Earnings from continuing operations before cumulative effect of accounting change	$10,308	$19,394
Add interest on convertible quarterly income debt securities, net of tax (1)	—	2,101

Earnings from continuing operations plus assumed conversions before cumulative effect of accounting change	10,308	21,495
Earnings (loss) on discontinued operations	(1,118)	1,546
Cumulative effect of accounting change	(5,137)	—

Net earnings plus assumed conversions	$4,053	$23,041

Weighted-average common shares outstanding (Basic)	111,837	113,989
Add effects of assumed conversions:
Stock options and restricted stock (2)	1,337	2,098
Convertible quarterly income debt securities (1)	—	14,423

Weighted-average common shares outstanding plus shares from assumed conversions (Diluted)	113,174	130,510

Earnings per common share from continuing operations before cumulative effect of accounting change	$.10	$.17
Earnings (loss) per common share on discontinued operations	(.01)	.01
Loss per common share on cumulative effect of accounting change	(.05)	—

Net earnings per common share	$.04	$.18

(1)	The 1995 convertible quarterly income debt securities are not assumed converted for the three-month period ended March 31, 2004, as they have an antidilutive effect on earnings per common share.
(2)	Stock options for 2.9 million shares of common stock for the three-month period ended March 31, 2004, have exercise prices that are greater than the average market price of the common shares for that period. Therefore, these shares have not been included in diluted earnings-per-share calculations as they have an antidilutive effect.

NOTE 9 – SUBSEQUENT EVENTS

In April 2005, the Company signed an amendment to its service agreement with McLane Company, Inc. (“McLane”) that extends the service agreement for an additional two years. Certain components of the amendment were retroactive through January 2005, while other service requirements do not take effect until the second and third quarters of 2005. The existing service agreement, under which McLane provides its distribution services to 7-ELEVEN® stores and designated combined distribution centers in the United States, was set to expire in January 2006. The amendment extends the terms of the agreement through January 2008.

In April 2005, IY announced its intention to form a holding company, Seven & I Holdings Co., Ltd., for purposes of acquiring all of the outstanding shares of IY and two of IY’s majority-owned affiliates, SEJ and Denny’s Japan Co., Ltd. The transaction will result in IY, SEJ and Denny’s Japan Co., Ltd. becoming wholly owned subsidiaries of Seven & I Holdings Co., Ltd. The transaction is subject to the approval of the shareholders of all three companies and is scheduled to be completed on September 1, 2005.

As the Company has previously disclosed, IY has fully and unconditionally guaranteed all commercial paper issued by the Company through 2006. On April 22, 2005, following IY’s announcement of its plans to form Seven & I Holdings, Standard & Poor’s Ratings Services placed its rating of the Company’s commercial paper on CreditWatch with negative implications. Standard & Poor’s stated that its action reflects the uncertainty over the guarantor in the new holding company structure. In addition, Standard & Poor’s stated that it would remove the rating of the Company’s commercial paper from CreditWatch after the guarantor under the new holding company arrangement is confirmed. It is the Company’s expectation that following the reorganization of IY with its majority owned affiliates, the commercial paper guarantee will be provided by either Seven & I Holdings Co., Ltd. or one of its wholly owned subsidiaries and that the rating of the commercial paper will be comparable to the rating currently in place.

NOTE 10 - RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS 151 requires that fixed production costs be allocated to inventory based on the normal capacity of production facilities and that unallocated overheads be recognized as an expense in the periods in which they are incurred. In addition, other items such as abnormal freight, handling costs and amounts of excess spoilage require treatment as current-period charges rather than a portion of the inventory cost. SFAS No. 151 is effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. The Company will adopt the standard effective January 1, 2006, and does not believe that its adoption will have a material impact, if any, on its consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”), which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. The primary focus of SFAS 123R is on employee services obtained in share-based payment transactions. SFAS 123R requires that all share-based payments to employees be recognized in the financial statements based on their fair values as determined by an option-pricing model as of the grant date of the award. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. The implementation guidance of SFAS 123R requires that a company elect a transition method to be used at the date of adoption. The transition methods include both prospective and retrospective options for adopting. The prospective method requires that compensation expense be recorded for all unvested awards at the beginning of the first period of adoption of SFAS 123R, while the retrospective methods require that compensation expense for all unvested awards be recorded beginning with the first period restated.

When SFAS 123R was issued in December 2004, its effective date for compliance was the first reporting period beginning after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission adopted a new rule that amends the effective date of SFAS 123R such that implementation will not be required until the first annual reporting period beginning after June 15, 2005.

The Company will adopt the provisions of SFAS 123R effective January 1, 2006. It intends to elect the retrospective transition method with all prior periods presented restated to include expense previously calculated under SFAS No. 123 for pro forma footnote disclosures. Based on its currently outstanding option grants and its estimated option grants for 2006, the Company anticipates that adopting SFAS 123R will have an after-tax impact of approximately $6 million to $7 million on its earnings from continuing operations for the year ended December 31, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and

    Shareholders of 7-Eleven, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of 7-Eleven, Inc. and its subsidiaries as of March 31, 2005, and the related condensed consolidated statements of earnings for each of the three-month periods ended March 31, 2005 and 2004 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of earnings, shareholder’s equity and cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004; and in our report dated March 15, 2005, which included an explanatory paragraph for the adoption of newly issued accounting standards in 2002, 2003 and 2004, and an explanatory paragraph referencing Note 1 to the consolidated financial statements whereby the Company has restated its 2003 and 2002 financial statements, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 2 to the condensed consolidated financial statements, the Company has restated its 2004 financial statements.

PricewaterhouseCoopers LLP

Dallas, Texas

May 3, 2005

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

OVERVIEW

We are the world’s largest operator, franchisor and licensor of convenience stores with approximately 28,000 stores worldwide. We derive our revenues principally from retail sales of merchandise and gasoline from company- and franchisee-operated stores. We also receive monthly royalty income based on sales of licensed stores, which are predominantly international. Our primary expenses consist of cost of goods; operating, selling, general and administrative expenses; interest expense and income taxes.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Restatement of Previously Issued Financial Statements

In connection with the December 31, 2004, year-end reporting, we reviewed our lease accounting and leasehold depreciation policies and determined it was appropriate to restate our previously issued financial statements. Historically, we had been amortizing certain leasehold improvements on operating leases over periods that extended beyond the term of the lease. We have revised our accounting and restated our previously issued financial statements to adjust the amortization expense of certain of our leasehold improvements to be the shorter of the economic useful life or the lease term as defined by Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases.”

As a result of these restatements, we recorded an increase of $1.2 million to operating, selling, general and administrative (“OSG&A”) expense for the three months ended March 31, 2004. Total costs and expenses, earnings from continuing operations before income tax expense and cumulative effect of accounting change, earnings from continuing operations before cumulative effect of accounting change and net earnings were also adjusted. These restatements had no impact on our cash flows from operating, investing or financing activities.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2005,

TO THREE MONTHS ENDED MARCH 31, 2004

As noted above and in Note 2 to the condensed consolidated financial statements, we restated our previously issued financial statements to adjust the amortization expense. We have reclassified certain prior-year amounts to conform to the current-year presentation, such as the results of operations of certain owned and leased stores that are presented as discontinued operations in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” for all periods presented.

Merchandise Sales

	Number of Stores 3/31/05	Three Months Ended March 31		Increase / (Decrease)	Percentage Change
($ in millions)		2004	2005
Merchandise Sales:
U.S. same-store	5,258	$1,651.0	$1,708.7	$57.7	3.5%*
Canada same-store	478	131.6	144.6	13.0	9.9%
Stores opened in 2005	13	—	1.3	1.3	n/a
Stores opened in 2004	59	0.3	14.9	14.6	n/a
Rebuilt/relocated/temporary closings	1	0.6	0.3	(0.3)	n/a
Vcom commissions		0.4	3.6	3.2	n/a

	5,809	$1,783.9	$1,873.4	$89.5	5.0%

*	U.S. same-store sales growth is 4.6% after eliminating the effects of the extra leap-year day in 2004.

The U.S. same-store merchandise sales increase of 3.5% for 2005 is on top of a 6.1% increase for 2004. Both company-owned and franchise-operated stores in the United States with merchandise sales during all days of both periods being compared are included in determining same-store sales growth rates. A new store, relocated store or rebuilt store is not included in our same-store sales calculations until it has operated long enough to have merchandise sales during all of the days in both periods being compared. Continued improvement in U.S. same-store merchandise sales reflects the ongoing implementation of our strategic initiatives and consistent introduction of new products. The key contributors to the merchandise sales growth for the three months ended March 31, 2005, were increases in fresh foods, hot and cold beverages, cigarettes and services. Vcom commissions increased primarily as a result of the new check-cashing arrangement entered into during 2004.

Gasoline Sales

	Three Months Ended March 31		Increase / (Decrease)	Percentage Change
	2004	2005
Gasoline sales (in millions)	$923.2	$1,074.3	$151.1	16.4%
Gallons sold (in millions)	544.2	544.5	0.3	0.1%
Average retail price per gallon	$1.70	$1.97	.27	15.9%
Gallons sold per store change	6.5%	0.8%

We attribute the increase in gasoline sales in 2005 to the 27-cent increase in the average retail price of gasoline.

Merchandise Gross Profit

(in millions)	Three Months Ended March 31		Increase / (Decrease)	Percentage Change
	2004	2005
Merchandise Gross Profit:
U.S. same-store	$594.6	$621.6	$27.0	4.5%
Canada same-store	40.6	46.1	5.5	13.5%
Stores opened in 2005	—	0.5	0.5	n/a
Stores opened in 2004	0.1	5.3	5.2	n/a
Vcom commissions	0.4	3.6	3.2	n/a
Other *	(6.5)	(5.2)	1.3	n/a

	$629.2	$671.9	$42.7	6.8%

Gross profit margin	35.27%	35.86%
Gross profit growth per store	8.3%	6.8%

*	Primarily represents costs of third-party combined distribution centers, which are not allocated to stores.

The 6.8% increase in merchandise gross profit primarily resulted from favorable changes in product mix, including the impact of the acquisition of the ATM business in August 2004.

Gasoline Gross Profit

	Three Months Ended March 31		Increase / (Decrease)	Percentage Change
	2004	2005
Gasoline gross profit (in millions)	$71.4	$68.3	$(3.1)	(4.3)%
Gross profit margin	7.73%	6.36%
Gross profit margin cents per gallon	13.1	12.5	(.6)	(4.6)%

We manage retail gasoline prices through a centralized monitoring process to minimize the effect of gasoline margin volatility and maximize our gross profit per gallon. Increases or decreases in the wholesale cost of gasoline will generally cause similar increases or decreases in the retail price of gasoline. An increase in the wholesale cost of gasoline generally results in higher retail prices within five to 10 days after the cost increase. Conversely, a decrease in the wholesale cost of gasoline generally results in lower retail prices within 15 to 20 days after the cost decrease. Competitive conditions in the retail marketplace can cause these time periods to vary considerably on a market-by-market basis, which can have a significant impact on gasoline gross profit margin. Over the last 12 years, our annual gasoline gross profit margins on a cent-per-gallon basis have remained comparatively stable around the 13 cent-per-gallon level.

Other Income

Other income consists primarily of area license royalties, Vcom fees and initial franchise fees. Other income for the three months ended March 31, 2005, was $28.2 million, a decrease of $3.0 million, or 9.6%, from $31.2 million in 2004. Royalty income from our area licensees increased $643,000 to $14.2 million for the three months ended March 31, 2005. This increase was primarily due to the increase in the number of stores under an area licensing agreement. Franchise fees increased $2.0 million to $6.1 million for 2005 as a result of higher average franchise fees charged during the quarter. Vcom fee income decreased $6.8 million to $5.1 million for the first quarter 2005. This decrease was a result of the recognition of deferred income from certain Vcom agreements in the three months ended March 31, 2004; similar recognition of deferred income did not occur in the same period for 2005.

OSG&A Expense

The components of OSG&A expense are as follows:

(in millions)	Three Months Ended March 31		Increase	Percentage Change
	2004	2005
Company OSG&A expense	$508.2	$526.1	$17.9	3.6%
Franchisee OSG&A expense	186.6	196.2	9.6	5.1%

	$694.8	$722.3	$27.5	4.0%

The ratio of total OSG&A to revenues decreased to 24.3% in 2005 from 25.4% in 2004.

Company OSG&A Expense -The primary contributors to the increase in Company OSG&A expense for the three months ended March 31, 2005, were increases of $15.7 million in occupancy cost, $7.6 million in Vcom and ATM cash management costs, and $3.9 million in credit card processing fees, offset in part by the currency conversion gain discussed below. The increase in occupancy costs was largely a result of the acquisition of the ATMs in August 2004. The increase in Vcom and ATM cash management costs was primarily due to cash replenishment and other fees. The increase in credit card processing fees was the result of higher dollar volume, primarily from the increase in retail gasoline prices. Included in Company OSG&A for the three months ended March 31, 2005 and 2004 was a $5.5 million currency conversion gain and a $4.3 million currency conversion loss, respectively.

Franchisee OSG&A Expense – The primary contributor to the increase in Franchisee OSG&A was an increase of $6.6 million in compensation expense. The increase in compensation expense was driven by an increase in the number of franchised stores.

Interest Expense, Net

Net interest expense for the three months ended March 31, 2005, was $14.4 million, a decrease of $5.8 million, or 28.7%, from $20.2 million in 2004. The decrease was primarily attributable to the retirement of the Cityplace Term Loan in April 2004, the expiration of our interest-rate swaps in February 2004, and the retirement of synthetic lease debt in October 2004.

Income Tax Expense

Income tax expense for the three months ended March 31, 2005, was $12.3 million, an increase of $5.7 million, or 86.6%, from $6.6 million in 2004. The increase is primarily the result of higher earnings partially offset by a lower effective tax rate of 38.8% compared to 39.0% in 2004.

Discontinued Operations

Discontinued operations for the three months ended March 31, 2005, resulted in a gain of $1.5 million (net of $980,000 income tax expense) compared to a loss of $1.1 million (net of $715,000 income tax benefit) for the same period in 2004. The stores included in discontinued operations had total revenues of $350,000 and $14.4 million and pretax operating gain of $2.5 million and pretax operating loss of $1.8 million for the three months ended March 31, 2005 and 2004, respectively. Included in the earnings (loss) on discontinued operations is a gain on disposal of $1.9 million for the three-month period ended March 31, 2005. The loss on disposal as of March 31, 2004, was immaterial.

Cumulative Effect of Accounting Change

Effective January 1, 2004, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51 (revised December 2003),” which resulted in a one-time charge of $5.1 million, net of deferred tax benefit, related to the cumulative effect of the accounting change resulting from the consolidation of our franchisees.

Net Earnings

Net earnings for the three months ended March 31, 2005, were $20.9 million or $0.18 per diluted share, an increase of $16.8 million from $4.1 million, or $0.04 per diluted share, for the same period in 2004.

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

We anticipate that our capital expenditures for 2005, excluding lease commitments, will be within a range of $390 million to $430 million. Anticipated capital expenditures for 2005 are expected to include the areas of new stores, information technology and maintenance. We expect to open between 100 and 150 stores during 2005.

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2005, was $35.2 million compared to net cash provided by operating activities of $29.6 million for the same period in 2004, a decrease of $64.8 million. We attribute this decrease to changes in working capital items, primarily attributed to the timing of payments for merchandise and gasoline payables.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2005, was $45.9 million, an increase of $6.1 million, or 15.3%, from $39.8 million for 2004. The primary driver of the increase was an increase in capital expenditures for the three months ended March 31, 2005, of $8.1 million, partially offset by an increase in the proceeds from the sale of property and equipment of $3.0 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $78.0 million for the three months ended March 31, 2005, compared to $83.3 million used in financing activities for the same period in 2004. Net proceeds under commercial paper and revolving credit facilities totaled $85.3 million for the three months ended March 31, 2005, compared to net payments of $48.6 million for the same time period in 2004.

OTHER ISSUES

Related Party Transactions

On February 28, 2005, Ito-Yokado Co., Ltd. (“IY”) sold to SEJ (i) its 51% ownership interest in IYG Holding Company (“IYG”), which holds approximately 77.4 million shares of our common stock and (ii) the additional 3,315,859 shares of our common stock that IY, as shareholder of record, had acquired in 2003. This transaction between IY and SEJ does not impact us. As a result of this transaction, SEJ, directly and through its 100% ownership interest in IYG, owns approximately 73% of our common stock.

Environmental

As of March 31, 2005, our estimated undiscounted liability for our environmental costs related to remedial action at existing and previously operated gasoline storage sites and other operating and nonoperating properties where releases of regulated substances have been detected was $40.1 million. We anticipate that substantially all of the future remediation costs for detected releases of regulated substances at remediation sites of which we are aware, as of March 31, 2005, will primarily be incurred within the next five to six years. The estimated liability could change within the near future for several reasons, including (a) revisions to or the creation of governmental requirements, (b) existing remediation projects become fully defined, resulting in revised estimates of the cost to finish the projects and (c) unplanned future failures of underground gasoline storage tank systems.

Under state reimbursement programs, we are eligible to be reimbursed for a portion of future remediation costs, as well as a portion of remediation costs previously incurred. These reimbursement claims represent a firm and legally enforceable basis to recover remediation costs from the various state programs. As of March 31, 2005, we had recorded a net receivable of $50.6 million for the estimated state reimbursements, of which $30.9 million relates to remediation costs incurred in the State of California. In assessing the probability of state reimbursements, we take into consideration each state’s fund balance, revenue sources, existing claim backlog, status of cleaning activity and claim ranking. As a result of these assessments, the recorded receivable amounts at March 31, 2005, are net of allowances of $12.1 million. The estimated future state reimbursement amounts could change within the near future as governmental requirements and state reimbursement programs continue to be revised or extended.

While we cannot be certain of the timing of our receipt of state reimbursement funds, based on our experience we expect to receive the majority of state reimbursement funds within one to three years after our payment of eligible remediation expenses. This time period assumes that the state administrative procedures for processing such reimbursements have not changed.

The exception to our assumption regarding the timing of when we will receive state reimbursement funds is in California. The California reimbursement program separates claims into four classes: A, B, C and D. Our claims are in class D. Upon passage of California AB 1906 in 2004, which increased the expected funding of the state’s reimbursement programs, we revised our estimate of when we would receive funds from California. We have recorded the portion of the receivable that relates to remediation activities that have already been completed at a discount rate of approximately 4.8%. Thus, in addition to the allowance discussed above, the recorded receivable amount is also net of a discount of $20.2 million.

Any revisions to our estimated future remediation expenditures and related state reimbursement amounts could have a material impact on our operations and financial position.

Subsequent Events

In April 2005, we signed an amendment to our service agreement with McLane Company, Inc. (“McLane”) that extends the service agreement for an additional two years. Certain components of the amendment were retroactive through January 2005 while other service requirements do not take effect until the second and third quarters of 2005. The existing service agreement, under which McLane provides its distribution services to 7-ELEVEN® stores and designated combined distribution centers in the United States, was set to expire in January 2006. The amendment extends the terms of the agreement through January 2008.

In April 2005, IY announced its intention to form a holding company, Seven & I Holdings Co., Ltd., for purposes of acquiring all of the outstanding shares of IY and two of IY’s majority-owned affiliates, SEJ and Denny’s Japan Co., Ltd. The transaction will result in IY, SEJ and Denny’s Japan Co., Ltd. becoming wholly owned subsidiaries of Seven & I Holdings Co., Ltd. The transaction is subject to the approval of the shareholders of all three companies and is scheduled to be completed on September 1, 2005.

As we have previously disclosed, IY has fully and unconditionally guaranteed all commercial paper issued by us through 2006. On April 22, 2005, following IY’s announcement of its plans to form Seven & I Holdings, Standard & Poor’s Ratings Services placed its rating of our commercial paper on CreditWatch with negative implications. Standard & Poor’s stated that its action reflects the uncertainty over the guarantor in the new holding company structure. In addition, Standard & Poor’s stated that it would remove the rating of our commercial paper from CreditWatch after the guarantor under the new holding company arrangement is confirmed. It is our expectation that following the reorganization of IY with its majority owned affiliates, the commercial paper guarantee will be provided by either Seven & I Holdings Co., Ltd. or one of its wholly owned subsidiaries and that the rating of the commercial paper will be comparable to the rating currently in place.

Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS 151 requires that fixed production costs be allocated to inventory based on the normal capacity of production facilities and that unallocated overheads be recognized as an expense in the periods in which they are incurred. In addition, other items such as abnormal freight, handling costs and amounts of excess spoilage require treatment as current-period charges rather than a portion of the inventory cost. SFAS No. 151 is effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. We will adopt the standard effective January 1, 2006, and do not believe that the adoption will have a material impact on our consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”), which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. The primary focus of SFAS 123R is on employee services obtained in share-based payment transactions. SFAS 123R requires that all share-based payments to employees be recognized in the financial statements based on their fair values as determined by an option-pricing model as of the grant date of the award. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. The implementation guidance of SFAS 123R requires companies to elect a transition method to be used at the date of adoption. The transition methods include both prospective and retrospective options for adopting. The prospective method requires that compensation expense be recorded for all unvested awards at the beginning of the first period of adoption of SFAS 123R, while the retrospective methods require that compensation expense for all unvested awards be recorded beginning with the first period restated.

When SFAS 123R was issued in December 2004, its effective date for compliance was the first reporting period beginning after June 15, 2005. However, on April 14, 2005, the Securities and Exchange Commission adopted a new rule that delays the required implementation of SFAS 123R until the first annual reporting period beginning after June 15, 2005.

We will adopt the provisions of SFAS 123R effective January 1, 2006. We intend to elect the retrospective transition method with all prior periods presented restated to include expense previously calculated under SFAS No. 123 for pro forma footnote disclosures. Based on our currently outstanding option grants and our estimated option grants for 2006, we anticipate that adopting SFAS 123R will have an after-tax impact of approximately $6 million to $7 million on our earnings from continuing operations for the year ended December 31, 2006.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” above.

Item 4. Controls and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. With the assistance and participation of other members of management, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that:

•	Our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms; and

•	During the quarter ended March 31, 2005, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings.

There are no reportable lawsuits or proceedings pending or threatened against the Company, other than as previously reported.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits:

1.	Exhibit10(1) — Amendment to Service Agreement between 7-Eleven, Inc. and McLane Co., Inc.*

2.	Exhibit 10(2) — Employment Agreement between Edward W. Moneypenny and 7-Eleven, Inc.

3.	Exhibit 10(3) — 7-Eleven, Inc. 2005 Stock Incentive Plan, incorporated by reference to 7-Eleven, Inc.’s Current Report on Form 8-K, filed April 27, 2005, Exhibit 10.1.

4.	Exhibit 10(4) — Form of Award Agreement for Grants of Stock Options under the 7-Eleven, Inc. 2005 Stock Incentive Plan, incorporated by reference to 7-Eleven, Inc.’s Current Report on Form 8-K, filed April 27, 2005, Exhibit 10.2.

5.	Exhibit 10(5) — Amended and Restated 7-Eleven, Inc. Stock Compensation Plan for Non-Employee Directors, incorporated by reference to 7-Eleven, Inc.’s Current Report on Form 8-K, filed April 27, 2005, Exhibit 10.3.

6.	Exhibit 15 — Letter re Unaudited Interim Financial Information. Letter of PricewaterhouseCoopers LLP.

7.	Exhibit 31(1) — Certification by Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

8.	Exhibit 31(2) — Certification by Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

9.	Exhibit 32(1) — Certification by Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

10.	Exhibit 32(2) — Certification by Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

*	Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission under a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

7-ELEVEN, INC.
(Registrant)

Date: May 9, 2005	/s/ James W. Keyes
(Officer)
James W. Keyes
President and Chief Executive Officer

Date: May 9, 2005	/s/ Edward W. Moneypenny
(Principal Financial Officer)
Edward W. Moneypenny
Senior Vice President
and Chief Financial Officer