Form 10-Q
period 2005-06-30
7 ELEVEN INC
filed 2005-08-04
CIK 92344

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-6987

7-Eleven, Inc.

(Exact name of registrant as specified in its charter)

Texas	75-1085131
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2711 North Haskell Ave., Dallas, Texas	75204-2906
(Address of principal executive offices)	(Zip code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

115,435,471 shares of common stock, $.0001 par value (the issuer’s only class of common stock), were outstanding as of June 30, 2005.

7-ELEVEN, INC. / INDEX

(i)

7-ELEVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per-share data)

	December 31, 2004	June 30, 2005
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$76,214	$84,974
Accounts receivable, net	187,751	188,992
Inventories	286,063	290,538
Other current assets	182,334	171,977

Total current assets	732,362	736,481
Property and equipment, net	2,293,147	2,254,422
Goodwill and intangible assets, net	175,649	175,648
Other assets, net	110,968	121,358

Total assets	$3,312,126	$3,287,909

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$335,380	$357,654
Accrued expenses and other liabilities	646,177	519,186
Commercial paper	51,400	68,470
Long-term debt due within one year	40,370	37,460

Total current liabilities	1,073,327	982,770
Deferred credits and other liabilities	458,408	467,023
Senior Subordinated Notes due to SEJ	400,000	400,000
Other long-term debt	534,610	481,569
Minority interest	81,320	89,398
Convertible quarterly income debt securities	300,000	300,000
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value	—	—
Common stock, $.0001 par value	11	12
Additional capital	1,277,835	1,305,342
Accumulated deficit	(837,938)	(759,834)
Unearned compensation	(1,488)	(1,195)
Accumulated other comprehensive earnings	26,041	22,824

Total shareholders’ equity	464,461	567,149

Total liabilities and shareholders’ equity	$3,312,126	$3,287,909

See notes to condensed consolidated financial statements.

7-ELEVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except per-share data)

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2005	2004	2005
	Restated		Restated
REVENUES
Merchandise sales	$2,022,565	$2,153,565	$3,804,560	$4,025,085
Gasoline sales	1,086,611	1,245,463	2,009,492	2,319,383

Net sales	3,109,176	3,399,028	5,814,052	6,344,468
Other income	32,823	29,395	63,940	57,641

Total revenues	3,141,999	3,428,423	5,877,992	6,402,109
COSTS AND EXPENSES
Merchandise cost of goods sold	1,301,479	1,375,140	2,454,923	2,575,415
Gasoline cost of goods sold	995,372	1,154,558	1,846,913	2,160,211

Total cost of goods sold	2,296,851	2,529,698	4,301,836	4,735,626
Operating, selling, general and administrative expenses	753,336	789,176	1,447,423	1,510,814
Interest expense, net	15,760	14,104	35,944	28,521

Total costs and expenses	3,065,947	3,332,978	5,785,203	6,274,961

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	76,052	95,445	92,789	127,148
INCOME TAX EXPENSE	28,732	37,033	35,259	49,334

EARNINGS FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	47,320	58,412	57,530	77,814

EARNINGS (LOSS) ON DISCONTINUED OPERATIONS (net of tax benefit (expense) of $188, $791, $841and ($184))	(352)	(1,248)	(1,372)	290

CUMULATIVE EFFECT OF ACCOUNTING CHANGE (net of tax benefit of $3,284)	—	—	(5,137)	—

NET EARNINGS	$46,968	$57,164	$51,021	$78,104

NET EARNINGS PER COMMON SHARE
BASIC
Earnings from continuing operations before cumulative effect of accounting change	$.42	$.51	$.52	$.68
Earnings (loss) on discontinued operations	.00	(.01)	(.01)	.00
Cumulative effect of accounting change	—	—	(.05)	—

Net earnings	$.42	$.50	$.46	$.68

DILUTED
Earnings from continuing operations before cumulative effect of accounting change	$.38	$.46	$.48	$.63
Earnings (loss) on discontinued operations	.00	(.01)	(.01)	.00
Cumulative effect of accounting change	—	—	(.04)	—

Net earnings	$.38	$.45	$.43	$.63

See notes to condensed consolidated financial statements.

7-ELEVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(UNAUDITED)

	Six Months Ended June 30
	2004	2005
	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$51,021	$78,104
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of accounting change	5,137	—
Depreciation and amortization of property and equipment	164,941	168,671
Other amortization	61	61
Deferred income taxes	(12,414)	(8,553)
Noncash interest expense	571	559
Foreign currency net conversion gain	(1,118)	(9,264)
Other noncash expense (income)	741	(370)
Net gain on disposal of property and equipment	(772)	(4,867)
Increase in accounts receivable	(12,371)	(4,511)
Increase in inventories	(6,189)	(4,475)
Increase in other assets	(1,564)	(4,087)
Increase (decrease) in trade accounts payable and other liabilities	25,759	(67,000)

Net cash provided by operating activities	213,803	144,268

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment	(84,091)	(132,958)
Proceeds from sale of property and equipment	125,016	7,448
Proceeds from sale of domestic securities	1,500	140
Restricted cash	6,357	(9,250)
Other	17	12

Net cash provided by (used in) investing activities	48,799	(134,608)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from commercial paper and revolving credit facilities	3,427,996	2,803,323
Payments under commercial paper and revolving credit facilities	(3,541,590)	(2,816,064)
Principal payments under long-term debt agreements	(218,896)	(10,403)
Decrease in outstanding checks in excess of cash in bank	(21,315)	(953)
Net proceeds from issuance of common stock	4,759	23,197

Net cash used in financing activities	(349,046)	(900)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(86,444)	8,760

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	190,513	76,214

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$104,069	$84,974

RELATED DISCLOSURES FOR CASH FLOW REPORTING
Interest paid (including capitalized interest)	$(37,607)	$(27,361)

Net income taxes paid	$(8,371)	$(17,715)

Assets obtained by entering into capital leases and other debt arrangements	$4,391	$2,772

1998 Yen Loan principal and interest payments from restricted cash	$(8,825)	$(8,998)

See notes to condensed consolidated financial statements.

7-ELEVEN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2005

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated balance sheet as of June 30, 2005, and the condensed consolidated statements of earnings for the three- and six-month periods ended June 30, 2004 and 2005, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2004 and 2005, have been prepared by 7-Eleven, Inc. (the “Company”) without audit. The reported results of operations include the operations of more than 5,800 convenience stores that are operated or franchised in the United States and Canada by the Company along with royalty income from worldwide 7-Eleven area licensees. The Company has included the assets, liabilities, equity and results of operations of its franchise stores in its condensed consolidated financial statements.

In the opinion of management, all adjustments necessary to present fairly the financial position at June 30, 2005, and the results of operations and cash flows for all periods presented have been made. Intercompany transactions and account balances have been eliminated. Certain prior-period amounts have been reclassified to conform to current-period presentation. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

The condensed consolidated balance sheet as of December 31, 2004, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The notes accompanying the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, include accounting policies and additional information pertinent to an understanding of both the December 31, 2004, balance sheet and the interim financial statements. The information has not changed except as a result of normal transactions in the six months ended June 30, 2005, and as discussed in the notes herein.

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

As a result of the restatements above, the Company has recorded increases of $1.2 million and $2.4 million to operating, selling, general and administrative (“OSG&A”) expense for the three- and six-month periods ended June 30, 2004, respectively. The effects of this restatement were as follows (in thousands, except per-share data):

	Three Months Ended June 30, 2004		Six Months Ended June 30, 2004
	Impact of Restatement	As Restated	Impact of Restatement	As Restated
OSG&A	$1,187	$753,336	$2,376	$1,447,423
Earnings from continuing operations before income tax expense and cumulative effect of accounting change	(1,187)	76,052	(2,376)	92,789
Income tax expense	(439)	28,732	(903)	35,259
Earnings from continuing operations before cumulative effect of accounting change	(748)	47,320	(1,473)	57,530
Net earnings	(748)	46,968	(1,473)	51,021
Basic EPS	(.01)	.42	(.01)	.46
Diluted EPS	(.01)	.38	(.01)	.43

This restatement had no impact on the Company’s cash flows from operating, investing or financing activities.

NOTE 3 - EQUITY-BASED COMPENSATION

In April 2005, the Company’s shareholders approved the 2005 Stock Incentive Plan, which provides for the issuance of various types of equity-based awards including stock options, restricted stock, performance shares, stock appreciation rights and bonus stock awards. In 2005, the Company granted stock options under both its 2005 Stock Incentive Plan and its 1995 Stock Incentive Plan (collectively, “Stock Incentive Plans”) and its Stock Compensation Plan for Non-Employee Directors (the “Non-Employee Directors’ Plan”). The fair value of each option grant under the Stock Incentive Plans and the Non-Employee Directors’ Plan is estimated on the grant date using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for the options granted: expected life of three years, no dividend yield, risk-free interest rates of 2.28% and 3.70% and expected volatility of 46.30% and 31.48% for the options granted in 2004 and 2005, respectively.

The Company has recognized no compensation expense for its stock options as it is accounting for the Stock Incentive Plans and the Non-Employee Directors’ Plan under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” If compensation expense had been determined based on the fair value at the grant date for awards under these plans consistent with the method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings and net earnings per common share for the three- and six-month periods ended June 30, 2004 and 2005, would have been reduced to the pro forma amounts indicated in the following table (in thousands, except per-share data):

	Three Months Ended June 30		Six Months Ended June 30
	2004	2005	2004	2005
Net earnings as reported	$46,968	$57,164	$51,021	$78,104
Add: Stock-based compensation expense included in reported net earnings, net of tax	1,006	2,574	1,400	3,718
Less: Total stock-based compensation expense determined under the fair-value-based method for all stock-based awards, net of tax	(2,422)	(3,781)	(4,223)	(6,148)

Pro forma net earnings	$45,552	$55,957	$48,198	$75,674

Net earnings per common share as reported
Basic	$42	$50	$46	$68
Diluted	.38	.45	.43	.63
Pro forma net earnings per common share
Basic	$41	$49	$43	$66
Diluted	.38	.44	.41	.61

Effective January 1, 2006, the Company will adopt the provisions of SFAS No. 123R, “Share-Based Payment,” which was issued in December 2004, and will modify its accounting for stock options and other awards under its Stock Incentive Plans and its Non-Employee Directors’ Plan accordingly (see Note 10).

NOTE 4 - COMPREHENSIVE EARNINGS

The components of comprehensive earnings of the Company for the periods presented are as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2004	2005	2004	2005
Net earnings	$46,968	$57,164	$51,021	$78,104
Other comprehensive loss:
Unrealized losses on equity securities (net of ($73) and ($8) deferred taxes)	—	—	(114)	(13)
Reclassification adjustments for gains included in net earnings (net of $293, $587 and $55 deferred taxes)	(460)	—	(919)	(86)
Unrealized gain related to interest rate swap (net of $348 deferred taxes)	—	—	386	—
Foreign currency translation adjustments	(2,688)	(1,690)	(4,057)	(3,118)

Other comprehensive loss	(3,148)	(1,690)	(4,704)	(3,217)

Total comprehensive earnings	$43,820	$55,474	$46,317	$74,887

NOTE 5 - BENEFIT PLANS

Postretirement Benefits - Information on the Company’s group insurance plan, which provides postretirement medical and dental benefits for all retirees that meet certain criteria, is provided below in accordance with the requirements of SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised December 2003),” (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2004	2005	2004	2005
Components of net periodic benefit cost
Service cost	$196	$175	$393	$349
Interest cost	331	285	661	570
Amortization of prior service cost	96	97	193	194
Amortization of actuarial gain	(37)	(86)	(75)	(171)

Net periodic benefit cost	$586	$471	$1,172	$942

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

No EPP assets have been accumulated as the Company funds its costs on a cash basis. The following information on the Company’s EPP is provided (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2004	2005	2004	2005
Components of net periodic benefit cost
Service cost	$211	$165	$423	$409
Interest cost	322	315	644	655
Amortization of prior service cost	117	44	233	160
Amortization of actuarial loss	23	110	46	206

Net periodic benefit cost	$673	$634	$1,346	$1,430

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

The stores presented as discontinued operations had total revenues and pretax earnings (loss) as follows for the periods presented (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2004	2005	2004	2005
Total revenue	$16,422	$2,440	$33,206	$5,122
Pretax earnings (loss)	(540)	(2,039)	(2,212)	474

Included in the earnings (loss) on discontinued operations is a gain on disposal of $1.9 million for the six-month period ended June 30, 2005. Gains (losses) on disposal for the three-month period ended June 30, 2005, as well as for the three- and six-month periods ended June 30, 2004, were immaterial. Included in other current assets in the accompanying condensed consolidated balance sheets are $6.3 million and $4.7 million in assets held for sale as of December 31, 2004 and June 30, 2005, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

In May 2002, a financial-services subsidiary of Seven-Eleven Japan Co., Ltd. (“SEJ”) made a personal loan of 227.5 million Japanese yen (approximately $1.75 million) to one of the Company’s non-employee directors. The interest rate of the loan was 1.55%. On August 2, 2005, the loan was repaid in full.

In February 2005, Ito-Yokado Co., Ltd. (“IY”) sold to SEJ (i) its 51% ownership interest in IYG Holding Company (“IYG”) and (ii) the additional 3,315,859 shares of the Company’s common stock that IY, as shareholder of record, had acquired in 2003. This transaction between IY and SEJ does not impact the Company. As a result of this transaction, SEJ, directly and through its 100% ownership interest in IYG, owns approximately 73% of the Company’s common stock.

In April 2005, IY announced its intention to form a holding company, Seven & I Holdings Co., Ltd. (“Seven & I Holdings”) for the purpose of acquiring all of the outstanding shares of IY and two of IY’s majority-owned affiliates, SEJ and Denny’s Japan Co., Ltd. The transaction will result in IY, SEJ and Denny’s Japan Co., Ltd. becoming wholly owned subsidiaries of Seven & I Holdings. The transaction has been approved by the shareholders of all three companies and is scheduled to be completed on September 1, 2005.

As the Company has previously disclosed, IY has fully and unconditionally guaranteed all commercial paper issued by the Company through 2006. On April 22, 2005, following IY’s announcement of its plans to form Seven & I Holdings, Standard & Poor’s Ratings Services placed its rating of the Company’s commercial paper on CreditWatch with negative implications. Standard & Poor’s stated that its action reflects the uncertainty over the guarantor in the new holding company structure. In addition, Standard & Poor’s stated that it would remove the rating of the Company’s commercial paper from CreditWatch after the guarantor under the new holding company arrangement is confirmed. It is the Company’s expectation that following the reorganization of IY with its majority owned affiliates, the commercial paper guarantee will be provided by either Seven & I Holdings or one of its wholly owned subsidiaries and that the rating of the commercial paper will be comparable to the rating in place prior to the announcement of the ownership change.

NOTE 8 - EARNINGS PER SHARE

Computations for basic and diluted earnings per common share are presented below (in thousands, except per-share data):

	Three Months Ended June 30		Six Months Ended June 30
	2004	2005	2004	2005
	Restated		Restated
BASIC
Earnings from continuing operations before cumulative effect of accounting change	$47,320	$58,412	$57,530	$77,814
Earnings (loss) on discontinued operations	(352)	(1,248)	(1,372)	290
Cumulative effect of accounting change	—	—	(5,137)	—

Net earnings	$46,968	$57,164	$51,021	$78,104

Weighted-average common shares outstanding	112,028	114,890	111,932	114,442

Earnings per common share from continuing operations before cumulative effect of accounting change	$.42	$.51	$.52	$.68
Earnings (loss) per common share on discontinued operations	.00	(.01)	(.01)	.00
Loss per common share on cumulative effect of accounting change	—	—	(.05)	—

Net earnings per common share	$.42	$.50	$.46	$.68

DILUTED
Earnings from continuing operations before cumulative effect of accounting change	$47,320	$58,412	$57,530	$77,814
Add interest on convertible quarterly income debt securities, net of tax	2,136	2,101	4,257	4,202

Earnings from continuing operations before cumulative effect of accounting change plus assumed conversions	$49,456	$60,513	$61,787	$82,016
Earnings (loss) on discontinued operations	(352)	(1,248)	(1,372)	290
Cumulative effect of accounting change	—	—	(5,137)	—

Net earnings plus assumed conversions	$49,104	$59,265	$55,278	$82,306

Weighted-average common shares outstanding (Basic)	112,028	114,890	111,932	114,442
Add effects of assumed conversions:
Stock options and restricted stock (1)	2,870	2,116	2,770	2,128
Convertible quarterly income debt securities	14,422	14,422	14,422	14,422

Weighted-average common shares outstanding plus shares from assumed conversions (Diluted)	129,320	131,428	129,124	130,992

Earnings per common share from continuing operations before cumulative effect of accounting change	$.38	$.46	$.48	$.63
Earnings (loss) per common share on discontinued operations	.00	(.01)	(.01)	.00
Loss per common share on cumulative effect of accounting change	—	—	(.04)	—

Net earnings per common share	$.38	$.45	$.43	$.63

(1)	Stock options for 1.6 million shares of common stock for both the three- and six-month periods ended June 30, 2004, have exercise prices that are greater than the average market price of the common shares for each period. Therefore, these shares have not been included in diluted earnings-per-share calculations as they have an anti-dilutive effect.

NOTE 9 - McLANE AGREEMENT

In April 2005, the Company signed an amendment to its service agreement with McLane Company, Inc. (“McLane”) that extends the service agreement for an additional two years. Certain components of the amendment were retroactive to January 1, 2005, while other service requirements will not take effect until the third quarter of 2005. The existing service agreement, under which McLane provides its distribution services to 7-ELEVEN® stores and designated combined distribution centers in the United States, was set to expire in January 2006. The amendment extends the term of the agreement through January 2008.

NOTE 10 - RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which applies to (i) all voluntary changes in accounting principle and (ii) all changes required by a new accounting pronouncement where no specific transition provisions are included. SFAS No. 154 replaces APB Opinion 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires companies to apply the direct effects of a change in accounting principle retrospectively to prior periods’ financial statements unless impracticable. APB Opinion No. 20 required companies to recognize most voluntary changes in accounting principle by including the cumulative effect of the change in net income of the period in which the change was made. SFAS No. 154 redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005, with early adoption permitted for fiscal years beginning after June 1, 2005. The Company will adopt SFAS No. 154 effective January 1, 2006. The Company does not expect that its adoption of SFAS No. 154 will have a material impact on its financial statements.

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

When SFAS 123R was issued in December 2004, its effective date for compliance was the first reporting period beginning after June 15, 2005. However, in April 2005, the Securities and Exchange Commission adopted a new rule that amends the effective date of SFAS 123R such that implementation will not be required until the first annual reporting period beginning after June 15, 2005.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and

    Shareholders of 7-Eleven, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of 7-Eleven, Inc. and its subsidiaries (the “Company”) as of June 30, 2005, and the related condensed consolidated statements of earnings for each of the three-month periods ended June 30, 2005 and 2004 and the condensed consolidated statements of cash flows for the three-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

August 4, 2005

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

OVERVIEW

We are the world’s largest operator, franchisor and licensor of convenience stores with approximately 28,500 stores worldwide. We derive our revenues principally from retail sales of merchandise and gasoline from company- and franchisee-operated stores, which represent more than 5,800 of our total convenience stores. We also receive monthly royalty income based on underlying sales from licensed stores, which are predominantly international. Our primary expenses consist of cost of goods; operating, selling, general and administrative expenses; interest expense and income taxes.

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

As a result of these restatements, we recorded increases of $1.2 million and $2.4 million to operating, selling, general and administrative (“OSG&A”) expense for the three- and six-month periods ended June 30, 2004, respectively. Total costs and expenses, earnings from continuing operations before income tax expense and cumulative effect of accounting change, earnings from continuing operations before cumulative effect of accounting change and net earnings were also adjusted. These restatements had no impact on our cash flows from operating, investing or financing activities.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2005

TO THREE MONTHS ENDED JUNE 30, 2004

As noted above and in Note 2 to the condensed consolidated financial statements, we restated our previously issued financial statements to adjust the amortization expense of our leasehold improvements. We have reclassified amounts relating to prior-year results of operations of certain owned and leased stores that are presented as discontinued operations to conform to the current-year presentation for all periods presented.

Merchandise Sales

		Three Months Ended June 30
($ in millions)	Number of Stores 6/30/05	2004	2005	Increase / (Decrease)	Percentage Change
Merchandise Sales:
U.S. same-store	5,256	$1,866.7	$1,959.9	$93.2	5.0%
Canada same-store	478	153.5	168.6	15.1	9.8%
Stores opened in 2005	23	—	4.6	4.6	n/a
Stores opened in 2004 (April 1 – December 31)	56	1.3	17.8	16.5	n/a
Rebuilt/relocated/temporary closings	1	1.0	0.3	(0.7)	n/a
Less: Sales classified as discontinued operations	—	(0.4)	(0.4)	—	n/a
Vcom commissions	—	0.5	2.8	2.3	n/a

	5,814	$2,022.6	$2,153.6	$131.0	6.5%

The U.S. same-store merchandise sales increase of 5.0% for 2005 is on top of a 7.1% increase for 2004. When determining the same-store merchandise sales calculation, we include the merchandise sales of both U.S. company-owned and franchisee-operated stores if they were operating for all days of the periods being compared. New stores, relocated stores or rebuilt stores are not included in the same-store sales calculation until they have recorded merchandise sales for all days of the periods being compared. Continued improvement in U.S. same-store merchandise sales reflects the ongoing implementation of our strategic initiatives and consistent introduction of new products. The key contributors to the merchandise sales growth for the three months ended June 30, 2005, were increases in fresh foods, hot and cold beverages, cigarettes and services. Vcom commissions increased as a result of a change in check-cashing partners in April 2004. In order to increase customer awareness of the check-cashing changes, we offered promotional rates for check-cashing services during the three months ended June 30, 2004.

Gasoline Sales

	Three Months Ended June 30
	2004	2005	Increase / (Decrease)	Percentage Change
Gasoline sales (in millions)	$1,086.6	$1,245.5	$158.9	14.6%
Gallons sold (in millions)	556.8	560.0	3.2	0.6%
Average retail price per gallon	$1.95	$2.22	.27	13.8%
Gallons sold per store change	4.8%	0.1%

We attribute the increase in gasoline sales in 2005 to the 27 cent-per-gallon increase in the average retail price of gasoline.

Merchandise Gross Profit

	Three Months Ended June 30
(in millions)	2004	2005	Increase / (Decrease)	Percentage Change
Merchandise Gross Profit:
U.S. same-store	$674.1	$717.2	$43.1	6.4%
Canada same-store	50.3	53.8	3.5	7.0%
Stores opened in 2005	—	1.7	1.7	n/a
Stores opened in 2004 (April 1–December 31)	0.5	6.6	6.1	n/a
Vcom commissions	0.5	2.8	2.3	n/a
Other *	(4.3)	(3.7)	0.6	n/a

	$721.1	$778.4	$57.3	8.0%

Gross profit margin	35.65%	36.15%
Gross profit growth per store	6.9%	6.8%

*	Primarily represents LIFO and costs of third-party combined distribution centers, which are not allocated to stores.

Primary contributors to the $57.3 million increase include the impact of the acquisition of the ATM business in August 2004, hot and cold beverages, fresh foods and cigarettes. Primary contributors to the gross profit margin increase include the impact of the ATM business acquisition, cold beverages and beer.

Gasoline Gross Profit

	Three Months Ended June 30
	2004	2005	Increase / (Decrease)	Percentage Change
Gasoline gross profit (in millions)	$91.2	$90.9	$(0.3)	(0.4)%
Gross profit margin	8.40%	7.30%
Gross profit margin cents per gallon	16.4	16.2	(0.2)	(1.2)%

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

We actively manage our gasoline business by location. In spite of the record wholesale prices in the second quarter of 2005, we achieved a gasoline gross profit of 16.2 cents per gallon, which was basically flat from the same period in 2004.

Other Income

Other income consists primarily of area license royalties, Vcom fees and initial franchise fees. Other income for the three months ended June 30, 2005, was $29.4 million, a decrease of $3.4 million, or

10.4%, from $32.8 million in 2004. Royalty income from our area licensees for the three months ended June 30, 2005, was $14.9 million compared to $15.7 million for the same period in 2004. The decrease was primarily due to the $2.0 million license fee received in 2004 from the new Beijing license agreement, partially offset by the increase in license fees resulting from more stores under licensing agreements in 2005. Franchise fees increased $1.9 million to $6.9 million for 2005, which was due to the increase in the number of new franchisees. Vcom fee income was $5.1 million during the second quarter of 2005 compared to $10.2 million for the same period in 2004. The decrease of $5.1 million primarily resulted from the recognition of deferred income from a Vcom agreement in the three months ended June 30, 2004.

OSG&A Expense

The components of OSG&A expense are as follows:

	Three Months Ended June 30
(in millions)	2004	2005	Increase / (Decrease)	Percentage Change
Company OSG&A expense	$536.6	$556.0	$19.4	3.6%
Franchisee OSG&A expense	216.7	233.2	16.5	7.6%

	$753.3	$789.2	$35.9	4.8%

The ratio of total OSG&A to revenues decreased to 23.0% in 2005 from 24.0% in 2004.

Company OSG&A Expense -The primary contributors to the increase in Company OSG&A expense for the three months ended June 30, 2005, were increases of $16.7 million in occupancy cost, $6.1 million in Vcom and ATM cash management costs, and $3.0 million in credit card processing fees, offset in part by a $4.3 million decrease in advertising expense. The increase in occupancy costs was largely a result of the acquisition of the ATM business in August 2004. The increase in Vcom and ATM cash management costs was primarily due to cash replenishment and other fees. The increase in credit card processing fees was the result of higher dollar volume, primarily from the increase in retail gasoline prices. The decrease in advertising expense was primarily due to the new franchise agreement which requires franchisees to contribute to advertising expenditures. Included in Company OSG&A for the three months ended June 30, 2005 and 2004 was a $3.7 million and $5.4 million currency conversion gain, respectively.

Franchisee OSG&A Expense – The primary contributors to the increase in Franchisee OSG&A were increases of $11.0 million in compensation expense and $3.3 million in advertising expense. The increase in compensation expense was driven by an increase in the number of franchised stores. Advertising expense increased as a result of the new franchise agreement mentioned above.

Interest Expense, Net

Net interest expense for the three months ended June 30, 2005, was $14.1 million, a decrease of $1.7 million, or 10.8%, from $15.8 million in 2004. The decrease was primarily attributable to lower debt balances as of June 30, 2005, compared to June 30, 2004.

Income Tax Expense

Income tax expense for the three months ended June 30, 2005, was $37.0 million, an increase of $8.3 million from $28.7 million in 2004. The effective tax rate for the three months ended June 30, 2005, was 38.8% compared to 37.8% for the same period in 2004. The increases are primarily the result of higher earnings in 2005 combined with the tax benefit received in 2004 from the sale of Cityplace.

Discontinued Operations

Discontinued operations for the three months ended June 30, 2005, resulted in a loss of $1.2 million (net of $791,000 income tax benefit) compared to a loss of $352,000 (net of $188,000 income tax benefit) for the same period in 2004. The stores included in discontinued operations had total revenues of $2.4 million and $16.4 million and pretax operating losses of $2.0 million and pretax operating loss of $540,000 for the three months ended June 30, 2005 and 2004, respectively. The losses on disposal for the three-month periods ending June 30, 2005 and 2004 were immaterial.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2005

TO SIX MONTHS ENDED JUNE 30, 2004

As noted above and in Note 2 to the condensed consolidated financial statements, we restated our previously issued financial statements to adjust the amortization expense of our leasehold improvements. We have reclassified amounts relating to prior-year results of operations of certain owned and leased stores that are presented as discontinued operations to conform to the current-year presentation for all periods presented.

Merchandise Sales

		Six Months Ended June 30
($ in millions)	Number of Stores 6/30/05	2004	2005	Increase / (Decrease)	Percentage Change
Merchandise Sales:
U.S. same-store	5,252	$3,515.7	$3,665.7	$150.0	4.3%*
Canada same-store	478	285.1	313.2	28.1	9.9%
Stores opened in 2005	23	—	5.7	5.7	n/a
Stores opened in 2004	59	2.4	33.9	31.5	n/a
Rebuilt/relocated/temporary closings	2	1.3	1.0	(0.3)	n/a
Less: Sales classified as discontinued operations	—	(0.8)	(0.8)	—	n/a
Vcom commissions	—	0.9	6.4	5.5	n/a

	5,814	$3,804.6	$4,025.1	$220.5	5.8%

*	U.S. same-store sales growth is 4.8% after eliminating the effects of the extra leap-year day in 2004.

The U.S. same-store merchandise sales increase of 4.3% for 2005 is on top of a 6.6% increase for 2004. The key contributors to the merchandise sales growth for the six months ended June 30, 2005, were increases in fresh foods, hot and cold beverages, cigarettes and services. Vcom commissions increased primarily as a result of the new check-cashing arrangement entered into in April 2004.

Gasoline Sales

	Six Months Ended June 30
	2004	2005	Increase / (Decrease)	Percentage Change
Gasoline sales (in millions)	$2,009.5	$2,319.4	$309.9	15.4%
Gallons sold (in millions)	1,100.8	1,104.3	3.5	0.3%
Average retail price per gallon	$1.83	$2.10	$.27	14.8%
Gallons sold per store change	5.6%	0.4%

We attribute the increase in gasoline sales in 2005 to the 27 cent-per-gallon increase in the average retail price of gasoline.

Merchandise Gross Profit

	Six Months Ended June 30
(in millions)	2004	2005	Increase / (Decrease)	Percentage Change
Merchandise Gross Profit:
U.S. same-store	$1,268.5	$1,337.8	$69.3	5.5%
Canada same-store	90.9	99.9	9.0	9.9%
Stores opened in 2005	—	2.1	2.1	n/a
Stores opened in 2004	0.9	12.3	11.4	n/a
Vcom commissions	0.9	6.4	5.5	n/a
Other *	(11.6)	(8.8)	2.8	n/a

	$1,349.6	$1,449.7	$100.1	7.4%

Gross profit margin	35.47%	36.02%
Gross profit growth per store	7.5%	6.8%

*	Primarily represents LIFO costs of third-party combined distribution centers, which are not allocated to stores.

Primary contributors to the $100.1 million increase include the impact of the acquisition of the ATM business in August 2004, hot and cold beverages, fresh foods and cigarettes. Primary contributors to the gross profit margin increase include the impact of the ATM business acquisition, cold beverages and beer.

Gasoline Gross Profit

	Six Months Ended June 30
	2004	2005	Increase / (Decrease)	Percentage Change
Gasoline gross profit (in millions)	$162.6	$159.2	$(3.4)	(2.1)%
Gross profit margin	8.09%	6.86%
Gross profit margin cents per gallon	14.8	14.4	(0.4)	(2.7)%

Over the last 12 years, our annual gasoline gross profit margins on a cent-per-gallon basis have remained comparatively stable around or above the 13 cent-per-gallon level.

Other Income

Other income consists primarily of area license royalties, Vcom fees and initial franchise fees. Other income for the six months ended June 30, 2005, was $57.6 million, a decrease of $6.3 million, or 9.9%, from $63.9 million in 2004. Royalty income from our area licensees remained basically flat at $29.1 million for the six-month period ended June 30, 2005. Franchise fees increased $4.0 million to $13.0 million for 2005 as a result of higher average franchise fees charged and an increase in the number of new franchisees for the six-month period ended June 30, 2005. Vcom fee income decreased $11.9 million to $10.2 million for the first six months of 2005. This decrease resulted from the recognition of deferred income from certain Vcom agreements in the six months ended June 30, 2004.

OSG&A Expense

The components of OSG&A expense are as follows:

	Six Months Ended June 30
(in millions)	2004	2005	Increase / (Decrease)	Percentage Change
Company OSG&A expense	$1,044.3	$1,081.5	$37.2	3.6%
Franchisee OSG&A expense	403.1	429.3	26.2	6.5%

	$1,447.4	$1,510.8	$63.4	4.4%

The ratio of total OSG&A to revenues decreased to 23.6% in 2005 from 24.6% in 2004.

Company OSG&A Expense – The primary contributors to the increase in Company OSG&A expense for the six months ended June 30, 2005, were increases of $32.4 million in occupancy cost, $13.8 million in Vcom and ATM cash management costs, and $6.9 million in credit card processing fees, offset in part by a decrease of $9.2 million in advertising expense and the currency conversion gain discussed below. The increase in occupancy costs was largely a result of the acquisition of the ATM business in August 2004. The increase in Vcom and ATM cash management costs was primarily due to cash replenishment and other fees. The increase in credit card processing fees was the result of higher dollar volume, primarily from the increase in retail gasoline prices. Advertising expense decreased as a result of the new franchise agreement established in 2004 that requires franchisees to contribute to advertising expenditures. Included in Company OSG&A were currency conversion gains of $9.3 million and $1.1 million for the six-month periods ended June 30, 2005 and 2004, respectively.

Franchisee OSG&A Expense – The primary contributors to the increase in Franchisee OSG&A were increases of $13.6 million in compensation expense and $8.6 million in advertising expense. The increase in compensation expense was driven by an increase in the number of franchised stores. Advertising expense increased as a result of the new franchise agreement.

Interest Expense, Net

Net interest expense for the six months ended June 30, 2005, was $28.5 million, a decrease of $7.4 million, or 20.7%, from $35.9 million in 2004. The decrease was primarily attributable to the retirement of the Cityplace Term Loan in April 2004, the expiration of our interest-rate swaps in February 2004 and the retirement of synthetic lease debt in October 2004.

Income Tax Expense

Income tax expense for the six months ended June 30, 2005, was $49.3 million, an increase of $14.0 million from $35.3 million in 2004. The increase is primarily the result of higher earnings and a higher effective tax rate of 38.8% compared to 38.0% in 2004.

Discontinued Operations

Discontinued operations for the six months ended June 30, 2005, resulted in a gain of $290,000 (net of $184,000 income tax expense) compared to a loss of $1.4 million (net of $841,000 income tax benefit) for the same period in 2004. The stores included in discontinued operations had total revenues of $5.1 million and $33.2 million and pretax operating gain of $474,000 and pretax operating loss of $2.2 million for the six months ended June 30, 2005 and 2004, respectively. Included in the earnings (loss) on discontinued operations is a gain on disposal of $1.9 million for the six-month period ended June 30, 2005. The loss on disposal for the same period in 2004 was immaterial.

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

We anticipate that our capital expenditures for 2005, excluding lease commitments, will be within a range of $390 million to $430 million. Anticipated capital expenditures for 2005 are expected to include the areas of new stores, information technology and maintenance. We plan to open approximately 100 stores in 2005.

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2005, was $144.3 million compared to $213.8 million for the same period in 2004, a decrease of $69.5 million. We attribute this decrease to changes in working capital items, primarily attributed to the timing of payments for merchandise, lottery, Vcom settlements and gasoline.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2005, was $134.6 million, a decrease of $183.4 million from $48.8 million of net cash provided by investing activities for the six months ended June 30, 2004. The primary drivers of the decrease were the net proceeds of $122.4 million from the sale of Cityplace in April of 2004 and an increase of $48.9 million in capital expenditures during the first six months of 2005 compared to the same period in 2004.

Cash Flows from Financing Activities

Net cash used in financing activities was $900,000 for the six months ended June 30, 2005, compared to $349.0 million for the same period in 2004. Net payments under commercial paper and revolving credit facilities totaled $12.8 million for the six-month period ended June 30, 2005, compared to $113.6 million for the same time-period in 2004. Principal payments under long-term debt agreements were $10.4 million for the six months ended June 30, 2005, compared to $218.9 million for the same period in 2004, a decrease of $208.5 million. Included in this decrease is a payment of $205.7 million for the retirement of the Cityplace Term Loan in April of 2004.

OTHER ISSUES

Related Party Transactions

In February 2005, IY sold to Seven-Eleven Japan Co., Ltd. (“SEJ”) (i) its 51% ownership interest in IYG Holding Company (“IYG”) and (ii) the additional 3,315,859 shares of our common stock that IY, as shareholder of record, had acquired in 2003. This transaction between IY and SEJ does not impact us. As a result of this transaction, SEJ, directly and through its 100% ownership interest in IYG, owns approximately 73% of our common stock.

In April 2005, IY announced its intention to form a holding company, Seven & I Holdings Co., Ltd. (“Seven & I Holdings”) for the purpose of acquiring all of the outstanding shares of IY and two of IY’s majority-owned affiliates, SEJ and Denny’s Japan Co., Ltd. The transaction will result in IY, SEJ and Denny’s Japan Co., Ltd. becoming wholly owned subsidiaries of Seven & I Holdings. The transaction has been approved by the shareholders of all three companies and is scheduled to be completed on September 1, 2005.

As we have previously disclosed, IY has fully and unconditionally guaranteed all commercial paper issued by us through 2006. On April 22, 2005, following IY’s announcement of its plans to form Seven & I Holdings, Standard & Poor’s Ratings Services placed its rating of our commercial paper on CreditWatch with negative implications. Standard & Poor’s stated that its action reflects the uncertainty over the guarantor in the new holding company structure. In addition, Standard & Poor’s stated that it would remove the rating of our commercial paper from CreditWatch after the guarantor under the new holding company arrangement is confirmed. It is our expectation that following the reorganization of IY with its majority owned affiliates, the commercial paper guarantee will be provided by either Seven & I Holdings or one of its wholly owned subsidiaries and that the rating of the commercial paper will be comparable to the rating in place prior to the announcement of the ownership change.

Environmental

As of June 30, 2005, our estimated undiscounted liability for our environmental costs related to remedial action at existing and previously operated gasoline storage sites and other operating and nonoperating properties where releases of regulated substances have been detected was $42.0 million. We anticipate that substantially all of the future remediation costs for detected releases of regulated substances at remediation sites of which we are aware, as of June 30, 2005, will primarily be incurred within the next five to six years. The estimated liability could change in the near future for several reasons, including (a) revisions to or the creation of governmental requirements, (b) existing remediation projects become fully defined, resulting in revised estimates of the cost to finish the projects and (c) unplanned future failures of underground gasoline storage tank systems.

Under state reimbursement programs, we are eligible to be reimbursed for a portion of future remediation costs, as well as a portion of remediation costs previously incurred. These reimbursement claims represent a firm and legally enforceable basis to recover remediation costs from the various state programs. As of June 30, 2005, we had recorded a net receivable of $53.7 million for the estimated state reimbursements, of which $32.9 million relates to remediation costs incurred in the State of California. In assessing the probability of state reimbursements, we take into consideration each state’s fund balance, revenue sources, existing claim backlog, status of cleaning activity and claim ranking. As a result of these assessments, the recorded receivable amounts at June 30, 2005, are net of allowances of $12.6 million. The estimated future state reimbursement amounts could change within the near future as governmental requirements and state reimbursement programs continue to be revised or extended.

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

McLane Agreement

In April 2005, we signed an amendment to our service agreement with McLane Company, Inc. (“McLane”) that extends the service agreement for an additional two years. Certain components of the amendment were retroactive to January 1, 2005, while other service requirements do not take effect until the third quarter of 2005. The existing service agreement, under which McLane provides its distribution services to 7-ELEVEN® stores and designated combined distribution centers in the United States, was set to expire in January 2006. The amendment extends the term of the agreement to January 2008.

Recently Issued Accounting Standards

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which applies to (i) all voluntary changes in accounting principle and (ii) all changes required by a new accounting pronouncement where no specific transition provisions are included. SFAS No. 154 replaces APB Opinion 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires companies to apply the direct effects of a change in accounting principle retrospectively to prior periods’ financial statements unless impracticable. APB Opinion No. 20 required companies to recognize most voluntary changes in accounting principle by including the cumulative effect of the change in net income of the period in which the change was made. SFAS No. 154 redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005, with early adoption permitted for fiscal years beginning after June 1, 2005. We will adopt SFAS No. 154 effective January 1, 2006. We do not expect that our adoption of SFAS No. 154 will have a material impact on our financial statements.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that:

•	Our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms; and

•	During the quarter ended June 30, 2005, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings.

There are no reportable lawsuits or proceedings pending or threatened against the Company, other than as previously reported.

Item 4. Submission of Matters to a Vote of Security Holders.

On April 27, 2005, we held our annual meeting of shareholders. Each of the nine nominated directors was elected without contest. In addition, our shareholders ratified the approval of Pricewaterhouse- Coopers LLP to be our independent registered public accounting firm for 2005 and approved both the Company’s 2005 Stock Incentive Plan and the amended and restated Stock Compensation Plan for Non-Employee Directors.

(a)	The votes for and the votes withheld for each of the nominees for director were as follows:

Nominee	For	Withheld
Toshifumi Suzuki	99,199,430	7,824,504
Yoshitami Arai	106,224,692	799,242
Masaaki Asakura	99,202,228	7,821,706
Jay W. Chai	106,223,764	800,170
R. Randolph Devening	106,593,912	430,022
Gary J. Fernandes	106,232,403	791,531
Masaaki Kamata	99,214,098	7,809,836
James W. Keyes	99,212,583	7,811,351
Kazuo Otsuka	99,211,963	7,811,971

(b)	The votes for, against, abstaining and broker non-votes in connection with the ratification of the appointment of PricewaterhouseCoopers LLP to be our independent registered public accounting firm for 2005 were as follows:

106,455,370 shares were voted for; 552,086 shares were voted against; 16,478 shares abstained from voting; and no broker non-votes were received.

(c)	The votes for, against, abstaining and broker non-votes in connection with the approval of the Company’s 2005 Stock Incentive Plan were as follows:

92,673,409 shares were voted for; 9,003,345 shares were voted against; 79,831 shares abstained from voting; and 5,267,349 broker non-votes were received.

(d)	The votes for, against, abstaining and broker non-votes in connection with the approval of the Company’s amended and restated Stock Compensation Plan for Non-Employee Directors were as follows:

100,453,717 shares were voted for; 1,220,470 shares were voted against; 82,399 shares abstained from voting; and 5,267,348 broker non-votes were received.

Item 5. Other Information.

None.

Item 6. Exhibits.

1. Exhibit 15 —	Letter re Unaudited Interim Financial Information. Letter of PricewaterhouseCoopers LLP.

2. Exhibit 31(1) —	Certification by Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

3. Exhibit 31(2) —	Certification by Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

4. Exhibit 32(1) —	Certification by Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

5. Exhibit 32(2) —	Certification by Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

7-ELEVEN, INC.
(Registrant)

Date: August 4, 2005	/s/ James W. Keyes
(Officer)
James W. Keyes
President and Chief Executive Officer

Date: August 4, 2005	/s/ Edward W. Moneypenny
(Principal Financial Officer)
Edward W. Moneypenny
Senior Vice President and Chief Financial Officer