Form 10-Q
period 2005-09-30
7 ELEVEN INC
filed 2005-11-09
CIK 92344

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

115,889,547 shares of common stock, $.0001 par value (the issuer’s only class of common stock), were outstanding as of September 30, 2005.

7-ELEVEN, INC. / INDEX

Exhibit 15	—	Letter re Unaudited Interim Financial Information	Tab 1

Exhibit 31(1)	—	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended	Tab 2

Exhibit 31(2)	—	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended	Tab 3

Exhibit 32(1)	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350	Tab 4

Exhibit 32(2)	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350	Tab 5

(i)

7-ELEVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per-share data)

	December 31, 2004	September 30, 2005
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$76,214	$63,220
Accounts receivable, net	187,751	193,983
Inventories	286,063	295,184
Other current assets	182,334	199,656

Total current assets	732,362	752,043
Property and equipment, net	2,293,147	2,252,896
Goodwill and intangible assets, net	175,649	175,725
Other assets, net	110,968	123,040

Total assets	$3,312,126	$3,303,704

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$335,380	$358,044
Accrued expenses and other liabilities	646,177	590,712
Commercial paper	51,400	—
Long-term debt due within one year	40,370	89,544

Total current liabilities	1,073,327	1,038,300
Deferred credits and other liabilities	458,408	468,768
Senior Subordinated Notes due to SEJ	400,000	350,000
Other long-term debt	534,610	381,449
Minority interest	81,320	96,918
Convertible quarterly income debt securities	300,000	300,000
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value	—	—
Common stock, $.0001 par value	11	12
Additional capital	1,277,835	1,329,185
Accumulated deficit	(837,938)	(691,503)
Unearned compensation	(1,488)	(1,046)
Accumulated other comprehensive earnings	26,041	31,621

Total shareholders’ equity	464,461	668,269

Total liabilities and shareholders’ equity	$3,312,126	$3,303,704

See notes to condensed consolidated financial statements.

7-ELEVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except per-share data)

(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2005	2004	2005
	Restated		Restated
REVENUES
Merchandise sales	$2,117,724	$2,260,137	$5,918,807	$6,281,678
Gasoline sales	1,095,125	1,506,197	3,103,896	3,824,479

Net sales	3,212,849	3,766,334	9,022,703	10,106,157
Other income	29,377	32,233	93,315	89,867

Total revenues	3,242,226	3,798,567	9,116,018	10,196,024
COSTS AND EXPENSES
Merchandise cost of goods sold	1,350,465	1,443,139	3,803,090	4,016,214
Gasoline cost of goods sold	1,012,574	1,385,426	2,858,804	3,544,581

Total cost of goods sold	2,363,039	2,828,565	6,661,894	7,560,795
Operating, selling, general and administrative expenses	792,750	844,265	2,239,034	2,353,897
Interest expense, net	14,781	14,256	50,725	42,776

Total costs and expenses	3,170,570	3,687,086	8,951,653	9,957,468

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	71,656	111,481	164,365	238,556
INCOME TAX EXPENSE	26,474	43,254	61,702	92,560

EARNINGS FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	45,182	68,227	102,663	145,996
EARNINGS (LOSS) ON DISCONTINUED OPERATIONS (net of tax benefit (expense) of $675, ($66), $1,485 and ($278))	(1,000)	104	(2,323)	439
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (net of tax benefit of $3,284)	—	—	(5,137)	—

NET EARNINGS	$44,182	$68,331	$95,203	$146,435

NET EARNINGS PER COMMON SHARE BASIC
Earnings from continuing operations before cumulative effect of accounting change	$.40	$.59	$.92	$1.28
Earnings (loss) on discontinued operations	(.01)	.00	(.02)	.00
Cumulative effect of accounting change	—	—	(.05)	—

Net earnings	$.39	$.59	$.85	$1.28

DILUTED
Earnings from continuing operations before cumulative effect of accounting change	$.37	$.53	$.84	$1.16
Earnings (loss) on discontinued operations	(.01)	.00	(.02)	.00
Cumulative effect of accounting change	—	—	(.04)	—

Net earnings	$.36	$.53	$.78	$1.16

See notes to condensed consolidated financial statements.

7-ELEVEN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(UNAUDITED)

	Nine Months Ended September 30
	2004	2005
	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$95,203	$146,435
Adjustments to reconcile net earnings to net cash provided by operating activities:
Cumulative effect of accounting change	5,137	—
Depreciation and amortization of property and equipment	247,807	253,512
Other amortization	1,180	92
Deferred income taxes (benefits)	13,366	(14,945)
Noncash interest expense	1,032	839
Foreign currency net conversion gain	(2,847)	(11,747)
Other noncash expense (income)	2,151	(658)
Net gain on disposal of property and equipment	(2,141)	(6,988)
Increase in accounts receivable	(11,927)	(8,823)
Increase in inventories	(4,675)	(9,121)
Increase in other assets	(15,549)	(22,477)
Increase in trade accounts payable and other liabilities	80,152	17,590

Net cash provided by operating activities	408,889	343,709

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment	(145,003)	(208,162)
Proceeds from sale of property and equipment	127,539	11,461
Proceeds from sale of domestic securities	2,250	140
Restricted cash	414	(15,225)
Acquisition of businesses	(44,743)	—
Other	30	19

Net cash used in investing activities	(59,513)	(211,767)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from commercial paper and revolving credit facilities	4,319,771	3,826,573
Payments under commercial paper and revolving credit facilities	(4,548,030)	(4,001,509)
Principal payments under long-term debt agreements	(223,599)	(16,443)
(Decrease) increase in outstanding checks in excess of cash in bank	(25,827)	17,446
Net proceeds from issuance of common stock	14,172	28,997

Net cash used in financing activities	(463,513)	(144,936)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(114,137)	(12,994)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	190,513	76,214

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$76,376	$63,220

RELATED DISCLOSURES FOR CASH FLOW REPORTING
Interest paid (including capitalized interest)	$(53,500)	$(44,446)

Net income taxes paid	$(46,763)	$(60,414)

Assets obtained by entering into capital leases and other debt arrangements	$10,093	$7,200

1998 Yen Loan principal and interest payments from restricted cash	$(8,825)	$(8,998)

Income tax benefit realized from exercise of employee stock options	$—	$17,986

See notes to condensed consolidated financial statements.

7-ELEVEN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2005

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated balance sheet as of September 30, 2005, and the condensed consolidated statements of earnings for the three- and nine-month periods ended September 30, 2004 and 2005, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and 2005, have been prepared by 7-Eleven, Inc. (the “Company”) without audit. The reported results of operations include the operations of more than 5,800 convenience stores that are operated or franchised in the United States and Canada by the Company along with royalty income from worldwide 7-Eleven area licensees. The Company has included the assets, liabilities, equity and results of operations of its franchise stores in its condensed consolidated financial statements.

In the opinion of management, all adjustments necessary to present fairly the financial position at September 30, 2005, and the results of operations and cash flows for all periods presented have been made. Intercompany transactions and account balances have been eliminated. Certain prior-period amounts have been reclassified to conform to current-period presentation. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

The condensed consolidated balance sheet as of December 31, 2004, is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The notes accompanying the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, include accounting policies and additional information pertinent to an understanding of both the December 31, 2004, balance sheet and the interim financial statements. The information has not changed except as a result of normal transactions in the nine months ended September 30, 2005, and as discussed in the notes herein.

NOTE 2 - TENDER OFFER

On November 9, 2005, Seven-Eleven Japan Co., Ltd., a company organized under the laws of Japan (“SEJ”), announced that through its wholly owned subsidiary, IYG Holding Company, a Delaware corporation (“IYG”), it had completed its tender offer to purchase all of the issued and outstanding common stock of the Company at a price of $37.50 per share (the “Offer Price”), on the terms and conditions set forth in its Offer to Purchase, as amended (the “Offer to Purchase”), and related Letter of Transmittal, as amended (together with the Offer to Purchase, the “Offer”). For additional details about the Offer, please refer to the Schedule TO, as amended, originally filed by SEJ with the SEC on September 6, 2005. The acceptance of the Offer was recommended by a special committee of independent directors of the Company in Amendment #2 to the Schedule 14D-9 Solicitation/ Recommendation Statement filed by the Company with the SEC on October 25, 2005. Upon completion of the Offer, SEJ and IYG held approximately 95.4% of the outstanding shares of common stock of the Company (including shares subject to guaranteed delivery) and initiated a “short-form” merger that resulted in IYG merging into the Company, with the Company continuing as the surviving entity (the “Merger”). As a result of the Offer and the Merger, SEJ now owns 100% of the common stock of the Company. Former holders of the common stock of the Company, to the extent they have not asserted dissenter’s rights under the Texas Business Corporation Act, now hold the right to receive the Offer Price per share of common stock of the Company they previously held.

NOTE 3 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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

As a result of the restatements above, the Company has recorded increases of $1.2 million and $3.6 million to operating, selling, general and administrative (“OSG&A”) expense for the three- and nine-month periods ended September 30, 2004, respectively. The effects of this restatement were as follows (in thousands, except per-share data):

	Three Months Ended September 30, 2004		Nine Months Ended September 30, 2004
	Impact of Restatement	As Restated	Impact of Restatement	As Restated
OSG&A	$1,191	$792,750	$3,567	$2,239,034
Earnings from continuing operations before income tax expense and cumulative effect of accounting change	(1,191)	71,656	(3,567)	164,365
Income tax expense	(488)	26,474	(1,391)	61,702
Earnings from continuing operations before cumulative effect of accounting change	703	45,182	2,176	102,663
Net earnings	703	44,182	2,176	95,203
Basic EPS	(.01)	.39	(.02)	.85
Diluted EPS	.00	.36	(.02)	.78

This restatement had no impact on the Company’s cash flows from operating, investing or financing activities.

NOTE 4 - EQUITY-BASED COMPENSATION

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

The Company has recognized no compensation expense for its stock options as it is accounting for the Stock Incentive Plans and the Non-Employee Directors’ Plan under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” If compensation expense had been determined based on the fair value at the grant date for awards under these plans consistent with the method prescribed by

SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings and net earnings per common share for the three- and nine-month periods ended September 30, 2004 and 2005, would have been reduced to the pro forma amounts indicated in the following table (in thousands, except per-share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2005	2004	2005
Net earnings as reported	$44,182	$68,331	$95,203	$146,435
Add: Stock-based compensation expense included in reported net earnings, net of tax	1,147	3,276	2,547	6,994
Less: Total stock-based compensation expense determined under the fair-value-based method for all stock-based awards, net of tax	(2,380)	(4,394)	(6,603)	(10,542)

Pro forma net earnings	$42,949	$67,213	$91,147	$142,887

Net earnings per common share as reported
Basic	$.39	$.59	$.85	$1.28
Diluted	.36	.53	.78	1.16
Pro forma net earnings per common share
Basic	$.38	$.58	$.81	$1.24
Diluted	.35	.53	.77	1.14

Effective January 1, 2006, the Company will adopt the provisions of SFAS No. 123R, “Share-Based Payment,” to the extent applicable (see Note 11).

NOTE 5 - COMPREHENSIVE EARNINGS

The components of comprehensive earnings of the Company for the periods presented are as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2005	2004	2005
Net earnings	$44,182	$68,331	$95,203	$146,435
Other comprehensive earnings:
Unrealized gains (losses) on equity securities (net of $24, ($49) and ($8) deferred taxes)	38	—	(76)	(13)
Reclassification adjustments for gains included in net earnings (net of $294, $881 and $55 deferred taxes)	(458)	—	(1,377)	(86)
Unrealized gain related to interest rate swap (net of $348 deferred taxes)	—	—	386	—
Foreign currency translation adjustments	8,430	8,797	4,373	5,679

Other comprehensive earnings	8,010	8,797	3,306	5,580

Total comprehensive earnings	$52,192	$77,128	$98,509	$152,015

NOTE 6 - BENEFIT PLANS

Postretirement Benefits - Information on the Company’s group insurance plan (the “Plan”), which provides postretirement medical and dental benefits for all retirees that meet certain criteria, is provided below in accordance with the requirements of SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised December 2003),” (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2005	2004	2005
Components of net periodic benefit cost
Service cost	$197	$175	$590	$524
Interest cost	330	285	991	855
Amortization of prior service cost	97	96	290	290
Amortization of actuarial gain	(38)	(85)	(113)	(256)

Net periodic benefit cost	$586	$471	$1,758	$1,413

The total amount of the Company’s contributions paid, and expected to be paid, under the Plan in 2005 has not changed materially from amounts previously reported.

In late August 2005, the Compensation and Benefits Committee of the Company’s Board of Directors authorized the Company to modify the Plan effective January 1, 2006. The modifications were communicated to employees and retirees in early November 2005. The modifications, which affect both the postretirement and postemployment medical provisions of the Plan, will eliminate the Company contribution for medical coverage made on behalf of retirees and will reduce the Company contribution for medical coverage made on behalf of persons on long-term disability. As a result of the elimination of the postretirement obligation and the reduction of the postemployment obligation, the Company expects to recognize $25 million to $30 million in income during the fourth quarter of 2005. This income will have no effect on the Company’s current year cash flow.

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

No EPP assets have been accumulated as the Company funds its costs on a cash basis. The following information on the Company’s EPP is provided (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2005	2004	2005
Components of net periodic benefit cost
Service cost	$211	$165	$634	$574
Interest cost	322	315	966	970
Amortization of prior service cost	116	44	349	204
Amortization of actuarial loss	23	110	69	316

Net periodic benefit cost	$672	$634	$2,018	$2,064

NOTE 7 - STORE CLOSINGS, ASSET IMPAIRMENT AND ASSET RETIREMENT OBLIGATIONS

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

The stores presented as discontinued operations had total revenues and pretax earnings (loss) as follows for the periods presented (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2005	2004	2005
Total revenue	$17,592	$2,461	$55,083	$12,322
Pretax earnings (loss)	(1,675)	170	(3,808)	717

Included in the earnings (loss) on discontinued operations is a gain on disposal of $2.6 million for the nine-month period ended September 30, 2005. Gains on disposal for the three-month period ended September 30, 2005, as well as for the three- and nine-month periods ended September 30, 2004, were immaterial. Included in other current assets in the accompanying condensed consolidated balance sheets are $6.3 million and $5.8 million in assets held for sale as of December 31, 2004 and September 30, 2005, respectively.

NOTE 8 - OTHER RELATED PARTY TRANSACTIONS

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

In April 2005, IY announced its intention to form a holding company, Seven & I Holdings Co., Ltd. (“Seven & I Holdings”) for the purpose of acquiring all of the outstanding shares of IY and two of IY’s majority-owned affiliates, SEJ and Denny’s Japan Co., Ltd. The transaction resulted in IY, SEJ and Denny’s Japan Co., Ltd. becoming wholly owned subsidiaries of Seven & I Holdings. The transaction was approved by the shareholders of all three companies and completed on September 1, 2005.

As the Company has previously disclosed, IY has fully and unconditionally guaranteed all commercial paper issued by the Company through December 31, 2006. On April 22, 2005, following IY’s announcement of its plans to form Seven & I Holdings, Standard & Poor’s Ratings Services placed its rating of the Company’s commercial paper on CreditWatch with negative implications. Standard & Poor’s stated that its action reflected the uncertainty over the guarantor in the new holding company structure. On September 2, 2005, Standard & Poor’s removed the negative CreditWatch and affirmed the A-1+ rating of the Company’s commercial paper.

NOTE 9 - EARNINGS PER SHARE

Computations for basic and diluted earnings per common share are presented below (in thousands, except per-share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2005	2004	2005
	Restated		Restated
BASIC
Earnings from continuing operations before cumulative effect of accounting change	$45,182	$68,227	$102,663	$145,996
Earnings (loss) on discontinued operations	(1,000)	104	(2,323)	439
Cumulative effect of accounting change	—	—	(5,137)	—

Net earnings	$44,182	$68,331	$95,203	$146,435

Weighted-average common shares outstanding	112,472	115,501	112,113	114,799

Earnings per common share from continuing operations before cumulative effect of accounting change	$.40	$.59	$.92	$1.28
Earnings (loss) per common share on discontinued operations	(.01)	.00	(.02)	.00
Loss per common share on cumulative effect of accounting change	—	—	(.05)	—

Net earnings per common share	$.39	$.59	$.85	$1.28

DILUTED
Earnings from continuing operations before cumulative effect of accounting change	$45,182	$68,227	$102,663	$145,996
Add interest on convertible quarterly income debt securities, net of tax	2,050	2,101	6,283	6,304

Earnings from continuing operations before cumulative effect of accounting change plus assumed conversions	$47,232	$70,328	$108,946	$152,300
Earnings (loss) on discontinued operations	(1,000)	104	(2,323)	439
Cumulative effect of accounting change	—	—	(5,137)	—

Net earnings plus assumed conversions	$46,232	$70,342	$101,486	$152,739

Weighted-average common shares outstanding (Basic)	112,472	115,501	112,113	114,799
Add effects of assumed conversions:
Stock options and restricted stock (1)	3,122	2,254	2,888	2,208
Convertible quarterly income debt securities	14,422	14,422	14,422	14,422

Weighted-average common shares outstanding plus shares from assumed conversions (Diluted)	130,016	132,177	129,423	131,429

Earnings per common share from continuing operations before cumulative effect of accounting change	$.37	$.53	$.84	$1.16
Earnings (loss) per common share on discontinued operations	(.01)	.00	(.02)	.00
Loss per common share on cumulative effect of accounting change	—	—	(.04)	—

Net earnings per common share	$.36	$.53	$.78	$1.16

(1)	Stock options for 1.5 million shares of common stock for both the three- and nine-month periods ended September 30, 2004, have exercise prices that are greater than the average market price of the common shares for each period. Therefore, these shares have not been included in diluted earnings-per-share calculations for the three- and nine-month periods ended September 30, 2004, as they have an anti-dilutive effect.

NOTE 10 - McLANE AGREEMENT

In April 2005, the Company signed an amendment to its service agreement with McLane Company, Inc. (“McLane”) that extends the service agreement for an additional two years. Certain components of the amendment were retroactive to January 1, 2005, while other service requirements did not take effect until the third quarter of 2005. The existing service agreement, under which McLane provides its distribution services to 7-ELEVEN® stores and designated combined distribution centers in the United States, was set to expire in January 2006. The amendment extends the term of the agreement through January 2008.

NOTE 11 - RECENTLY ISSUED ACCOUNTING STANDARDS

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

The Company will be required to adopt the provisions of SFAS 123R by January 1, 2006. In connection with the tender offer by SEJ and the subsequent Merger (see Note 2), the Company expects that all holders of share-based awards will receive a cash payment for those awards, and that no new share-based awards will be granted in 2006. Therefore, the Company believes that there will be no impact to earnings in 2006 from the adoption of SFAS 123R.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and

        Shareholders of 7-Eleven, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of 7-Eleven, Inc. and its subsidiaries (the “Company”) as of September 30, 2005, and the related condensed consolidated statements of earnings for each of the three-month and nine-month periods ended September 30, 2005 and 2004 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

As discussed in Note 3 to the accompanying condensed consolidated financial statements, the Company has restated its 2004 financial statements.

PricewaterhouseCoopers LLP

Dallas, Texas

November 9, 2005

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

OVERVIEW

We are the world’s largest operator, franchisor and licensor of convenience stores with approximately 29,000 stores worldwide. We derive our revenues principally from retail sales of merchandise and gasoline from company- and franchisee-operated stores, which represent more than 5,800 of our total convenience stores. We also receive monthly royalty income based on underlying sales from licensed stores, which are predominantly international. Our primary expenses consist of cost of goods; operating, selling, general and administrative expenses; interest expense and income taxes.

We seek to meet the needs of convenience customers and maintain a leadership position in the convenience store industry through leveraging our scale, technology, people and widely recognized brand. In 2005, we are continuing to focus on the implementation of our key growth initiatives to improve the operating performance of our Company.

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

As a result of these restatements, we recorded increases of $1.2 million and $3.6 million to operating, selling, general and administrative (“OSG&A”) expense for the three- and nine- month periods ended September 30, 2004, respectively. Total costs and expenses, earnings from continuing operations before income tax expense and cumulative effect of accounting change, earnings from continuing operations before cumulative effect of accounting change and net earnings were also adjusted. These restatements had no impact on our cash flows from operating, investing or financing activities.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2005

TO THREE MONTHS ENDED SEPTEMBER 30, 2004

As noted above and in Note 3 to the condensed consolidated financial statements, we restated our previously issued financial statements to adjust the amortization expense of our leasehold improvements. In addition, we have reclassified amounts relating to prior-year results of operations of certain owned and leased stores that are presented as discontinued operations to conform to the current year presentation for all periods presented.

Merchandise Sales

		Three Months Ended September 30
($ in millions)	Number of Stores 9/30/05	2004	2005	Change	Percentage Change
Merchandise Sales:
U.S. same-store	5,260	$1,952.4	$2,048.9	$96.5	4.9%
Canada same-store	479	161.9	185.1	23.2	14.3%
Stores opened in 2005	36	—	8.7	8.7	n/a
Stores opened in 2004 (June 30 – December 31)	42	0.5	14.3	13.8	n/a
Rebuilt/relocated/temporary closings	1	0.9	0.6	(0.3)	n/a
Less: Sales classified as discontinued Operations		(0.4)	(0.4)	—	n/a
Vcom commissions		2.4	2.9	0.5	n/a

	5,818	$2,117.7	$2,260.1	$142.4	6.7%

The U.S. same-store merchandise sales increase of 4.9% for 2005 is on top of a 4.2% increase for 2004. When determining the same-store merchandise sales calculation, we include the merchandise sales of both U.S. company-owned and franchisee-operated stores if they were operating for all days of the periods being compared. New stores, relocated stores or rebuilt stores are not included in the same-store sales calculation until they have recorded merchandise sales for all days of the periods being compared. Continued improvement in U.S. same-store merchandise sales reflects the ongoing implementation of our strategic initiatives and consistent introduction of new products. The key contributors to the merchandise sales growth for the three months ended September 30, 2005, were increases in fresh foods, hot and cold beverages, cigarettes, and services.

Gasoline Sales

	Three Months Ended September 30
	2004	2005	Change	Percentage Change
Gasoline sales (in millions)	$1,095.1	$1,506.2	$411.1	37.5%
Gallons sold (in millions)	573.8	582.0	8.2	1.4%
Average retail price per gallon	$1.91	$2.59	$.68	35.6%
Gallons sold per store change	3.9%	.9%

We attribute the increase in gasoline sales in 2005 primarily to the 68 cent-per-gallon increase in the average retail price of gasoline.

Merchandise Gross Profit

	Three Months Ended September 30
($ in millions)	2004	2005	Change	Percentage Change
Merchandise Gross Profit:
U.S. same-store	$716.7	$752.2	$35.5	5.0%
Canada same-store	52.3	59.4	7.1	13.6%
Stores opened in 2005	—	3.3	3.3	n/a
Stores opened in 2004 (June 30–December 31)	0.2	5.3	5.1	n/a
Vcom commissions	2.4	2.9	0.5	n/a
Other *	(4.3)	(6.1)	(1.8)	n/a

	$767.3	$817.0	$49.7	6.5%

Gross profit margin	36.23%	36.15%
Gross profit growth per store	6.3%	5.3%

*	Primarily represents LIFO inventory adjustments and costs of third-party combined distribution centers, which are not allocated to stores.

Primary contributors to the $49.7 million increase include the impact of the acquisition of the ATM business in August 2004, cold beverages, fresh foods and cigarettes. The decrease in gross profit margin is primarily due to changes in mix.

Gasoline Gross Profit

	Three Months Ended September 30
	2004	2005	Change	Percentage Change
Gasoline gross profit (in millions)	$82.6	$120.8	$38.2	46.3%
Gross profit margin	7.54%	8.02%
Gross profit margin cents per gallon	14.4	20.8	6.4	44.4%

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

We experienced unusually high gasoline cent-per-gallon margins in the month of September in a particularly volatile gasoline market. As a result, we achieved a gasoline gross profit of 20.8 cents per gallon for the three months ended September 30, 2005. Although the high margins continued through October, we expect market conditions to stabilize during the fourth quarter of 2005 and gasoline margins to return to historical levels of 13 to 15 cents per gallon over the long term.

Other Income

Other income consists primarily of area license royalties, Vcom fees and initial franchise fees. Other income for the three months ended September 30, 2005, was $32.2 million, an increase of $2.8 million, or 9.5%, from $29.4 million in 2004. Royalty income from our area licensees for the three months ended September 30, 2005, was $15.7 million compared to $14.7 million for the same period in 2004. The increase was primarily due to the increase in license fees resulting from more stores under licensing agreements in 2005. Franchise fees increased $2.2 million to $8.8 million for 2005, which was due to the increase in the number of new franchisees and higher average franchise fees. Vcom fee income was $5.1 million during the third quarter of 2005 compared to $5.4 million for the same period in 2004.

OSG&A Expense

The components of OSG&A expense are as follows:

	Three Months Ended September 30
(in millions)	2004	2005	Change	Percentage Change
Company OSG&A expense	$562.1	$594.9	$32.8	5.8%
Franchisee OSG&A expense	230.7	249.4	18.7	8.1%

	$792.8	$844.3	$51.5	6.5%

The ratio of total OSG&A to revenues decreased to 22.2% in 2005 from 24.5% in 2004. The decrease is primarily attributable to our sales increase in 2005 compared to 2004, which included a 68 cent-per-gallon increase in the retail price of gasoline.

Company OSG&A Expense – The primary contributors to the increase in Company OSG&A expense for the three months ended September 30, 2005, were increases of $10.1 million in occupancy cost, $7.3 million in credit card processing fees and $3.4 million in Vcom and ATM cash management costs. The increase in occupancy costs was primarily due to new store openings during the third quarter and higher utility rates. The increase in credit card processing fees was primarily due to increases in transaction volume and the retail price of gasoline. The increase in Vcom and ATM cash management costs was primarily due to the increased cash replenishment and other fees as a result of the acquisition of the ATM business in August 2004. Included in Company OSG&A for the three months ended September 30, 2005 and 2004 was a $2.5 million and $1.7 million currency conversion gain, respectively.

Franchisee OSG&A Expense – The primary contributors to the increase in Franchisee OSG&A were increases of $13.7 million in compensation expense and $1.7 million in advertising expense. The increase in compensation expense was primarily driven by an increase in the number of franchised stores. Advertising expense increased as a result of the current franchise agreement requiring franchisees to contribute to advertising expenditures.

Interest Expense, Net

Net interest expense for the three months ended September 30, 2005, was $14.3 million, a decrease of $525,000, or 3.4%, from $14.8 million in 2004. The decrease was primarily attributable to lower debt balances as of September 30, 2005, compared to September 30, 2004.

Income Tax Expense

Income tax expense for the three months ended September 30, 2005, was $43.3 million, an increase of $16.8 million from $26.5 million in 2004. The increase is primarily the result of higher earnings in 2005 and a higher effective tax rate. The effective tax rate for the three months ended September 30, 2005, was 38.8% compared to 36.9% for the same period in 2004. The 2004 effective tax rate includes the tax benefit resulting from the expiration of the statute of limitations related to the 2000 tax-year.

Discontinued Operations

Discontinued operations for the three months ended September 30, 2005, resulted in a gain of $104,000 (net of $66,000 income tax expense) compared to a loss of $1.0 million (net of $675,000 income tax benefit) for the same period in 2004. The stores included in discontinued operations had total revenues of $2.5 million and $17.6 million and a pretax operating gain of $170,000 and a pretax operating loss of $1.7 million for the three months ended September 30, 2005 and 2004, respectively. The gains on disposal for the three-month periods ending September 30, 2005 and 2004 were immaterial.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2005

TO NINE MONTHS ENDED SEPTEMBER 30, 2004

As noted above and in Note 3 to the condensed consolidated financial statements, we restated our previously issued financial statements to adjust the amortization expense of our leasehold improvements. In addition, we have reclassified amounts relating to prior-year results of operations of certain owned and leased stores that are presented as discontinued operations to conform to the current year presentation for all periods presented.

Merchandise Sales

	Number of Stores 9/30/05	Nine Months Ended September 30		Change	Percentage Change
($ in millions)		2004	2005
Merchandise Sales:
U.S. same-store	5,244	$5,458.8	$5,704.3	$245.5	4.5%*
Canada same-store	476	444.8	495.8	51.0	11.5%
Stores opened in 2005	36	—	14.3	14.3	n/a
Stores opened in 2004	59	8.3	55.0	46.7	n/a
Rebuilt/relocated/temporary closings	3	4.8	4.1	(0.7)	n/a
Less: Sales classified as discontinued operations		(1.2)	(1.1)	0.1	n/a
Vcom commissions		3.3	9.3	6.0	n/a

	5,818	$5,918.8	$6,281.7	$362.9	6.1%

*	U.S. same-store sales growth is 4.9% after eliminating the effects of the extra leap-year day in 2004.

The U.S. same-store merchandise sales increase of 4.5% for 2005 is on top of a 5.7% increase for 2004. The key contributors to the merchandise sales growth for the nine months ended September 30, 2005, were increases in fresh foods, hot and cold beverages, cigarettes and services. Vcom commissions increased primarily as a result of the new check-cashing arrangement entered into in April 2004.

Gasoline Sales

	Nine Months Ended September 30		Change	Percentage Change
	2004	2005
Gasoline sales (in millions)	$3,103.9	$3,824.5	$720.6	23.2%
Gallons sold (in millions)	1,674.2	1,685.7	11.5	0.7%
Average retail price per gallon	$1.85	$2.27	$.42	22.7%
Gallons sold per store change	5.0%	.6%

The increase in gasoline sales in 2005 is primarily due to the 42 cent-per-gallon increase in the average retail price of gasoline.

Merchandise Gross Profit

	Nine Months Ended September 30		Change	Percentage Change
(in millions)	2004	2005
Merchandise Gross Profit:
U.S. same-store	$1,981.8	$2,086.2	$104.4	5.3%
Canada same-store	142.5	158.5	16.0	11.2%
Stores opened in 2005	—	5.3	5.3	n/a
Stores opened in 2004	3.0	20.1	17.1	n/a
Vcom commissions	3.3	9.3	6.0	n/a
Other *	(14.9)	(13.9)	1.0	n/a

	$2,115.7	$2,265.5	$149.8	7.1%

Gross profit margin	35.75%	36.06%
Gross profit growth per store	7.0%	6.3%

*	Primarily represents LIFO inventory adjustments and costs of third-party combined distribution centers, which are not allocated to stores.

Primary contributors to the $149.8 million increase in merchandise gross profit include the impact of the acquisition of the ATM business in August 2004, fresh foods, hot and cold beverages and cigarettes. Primary contributors to the gross profit margin increase include the impact of the ATM business acquisition and changes in product mix.

Gasoline Gross Profit

	Nine Months Ended September 30		Change	Percentage Change
	2004	2005
Gasoline gross profit (in millions)	$245.1	$279.9	$34.8	14.2%
Gross profit margin	7.90%	7.32%
Gross profit margin cents per gallon	14.6	16.6	2.0	13.7%

We achieved a gasoline gross profit increase of 2.0 cents per gallon for the nine months ended September 30, 2005. We attribute this increase to our ability to actively manage our retail prices during a period of extreme volatility in wholesale gasoline costs.

Other Income

Other income consists primarily of area license royalties, Vcom fees and initial franchise fees. Other income for the nine months ended September 30, 2005, was $89.9 million, a decrease of $3.4 million, or 3.6%, from $93.3 million in 2004. Royalty income from our area licensees remained basically flat at $44.8 million for the nine-month period ended September 30, 2005. Franchise fees increased $6.2 million to $21.8 million for 2005 as a result of higher average franchise fees charged and an increase in the number of new franchisees for the nine-month period ended September 30, 2005. Vcom fee income decreased $12.2 million to $15.3 million for the nine months ended September 2005. This decrease is related to the recognition of deferred income associated with the mutually agreed-upon termination of two partner agreements during the nine-month period ended September 30, 2004.

OSG&A Expense

The components of OSG&A expense are as follows:

	Nine Months Ended September 30		Change	Percentage Change
(in millions)	2004	2005
Company OSG&A expense	$1,605.4	$1,675.3	$69.9	4.4%
Franchisee OSG&A expense	633.7	678.6	44.9	7.1%

	$2,239.1	$2,353.9	$114.8	5.1%

The ratio of total OSG&A to revenues decreased to 23.1% in 2005 from 24.6% in 2004. The decrease is primarily attributable to our sales increase in 2005 compared to 2004, which included a 42 cent-per-gallon increase in the retail price of gasoline.

Company OSG&A Expense – The primary contributors to the increase in Company OSG&A expense for the nine months ended September 30, 2005, were increases of $42.6 million in occupancy cost, $17.1 million in Vcom and ATM cash management costs, and $14.2 million in credit card processing fees offset in part by a decrease of $10.6 million in advertising expense and $8.9 million in currency conversion gains noted below. The increase in occupancy cost was largely a result of the acquisition of the ATM business in August 2004. The increase in Vcom and ATM cash management costs was primarily due to the increased cash replenishment and other fees as a result of the acquisition of the ATM business previously mentioned. The increase in credit card processing fees was primarily due to increases in transaction volume and the retail price of gasoline. Advertising expense decreased as a result of the current franchise agreement that requires franchisees to contribute to advertising expenditures. Included in Company OSG&A were currency conversion gains of $11.7 million and $2.8 million for the nine- month periods ended September 30, 2005 and 2004, respectively.

Franchisee OSG&A Expense – The primary contributors to the increase in Franchisee OSG&A were increases of $27.3 million in compensation expense and $10.3 million in advertising expense. The increase in compensation expense was primarily driven by an increase in the number of franchised stores. Advertising expense increased as a result of the current franchise agreement requiring franchisees to contribute to advertising expenditures.

Interest Expense, Net

Net interest expense for the nine months ended September 30, 2005, was $42.8 million, a decrease of $7.9 million, or 15.6%, from $50.7 million in 2004. The decrease was primarily attributable to lower debt levels and the expiration of our interest-rate swaps in February 2004.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2005, was $92.6 million, an increase of $30.9 million from $61.7 million in 2004. The increase is primarily the result of higher earnings and a higher effective tax rate of 38.8% compared to 37.5% in 2004. The 2004 effective tax rate includes the tax benefit resulting from the expiration of the statute of limitations related to the 2000 tax-year.

Discontinued Operations

Discontinued operations for the nine months ended September 30, 2005, resulted in earnings of $439,000 (net of $278,000 income tax expense) compared to a loss of $2.3 million (net of $1.5 million income tax benefit) for the same period in 2004. The stores included in discontinued operations had total revenues of $12.3 million and $55.1 million and pretax operating gain of $717,000 and pretax operating loss of $3.8 million for the nine months ended September 30, 2005 and 2004, respectively. Included in the earnings (loss) on discontinued operations is a gain on disposal of $2.6 million for the nine-month period ended September 30, 2005. The gain on disposal for the same period in 2004 was immaterial.

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

We believe that operating activities and available working capital sources will provide sufficient liquidity in 2005 to fund our operating costs, capital expenditures and debt service. In addition, we intend to continue accessing the leasing market to finance a portion of our new stores.

We anticipate that our capital expenditures for 2005, excluding lease commitments, will be within a range of $390 million to $430 million. Anticipated capital expenditures for 2005 are expected to include the areas of new stores, information technology and maintenance. We plan to open approximately 90 to 95 stores in 2005.

Financial Obligations

In late August 2005, the Compensation and Benefits Committee of our Board of Directors authorized us to modify our group insurance plan (the “Plan”) effective January 1, 2006. The modifications were communicated to employees and retirees in early November 2005. The modifications, which affect both the postretirement and postemployment medical provisions of the Plan, will eliminate our contribution for medical coverage made on behalf of retirees and reduce our contribution for medical coverage made on behalf of persons on long-term disability. As a result of the elimination of the postretirement obligation and the reduction of the postemployment obligation, we expect to recognize $25 million to $30 million in income during the fourth quarter of 2005. This income will have no effect on our current year cash flow.

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2005, was $343.7 million compared to $408.9 million for the same period in 2004, a decrease of $65.2 million. We attribute this decrease to changes in working capital items, primarily due to the timing of payments for merchandise, lottery, Vcom settlements and gasoline.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2005, was $211.8 million, an increase of $152.3 million from $59.5 million for the nine months ended September 30, 2004. The primary drivers of the increase in net cash used were the absence of a comparable transaction in 2005 to the sale of Cityplace that occurred in April 2004 (net proceeds of $122.4 million) and an increase of $63.2 million in capital expenditures during the nine months ended September 30, 2005.

Cash Flows from Financing Activities

Net cash used in financing activities was $144.9 million for the nine months ended September 30, 2005, compared to $463.5 million for the same period in 2004, a decrease of $318.6 million. Net payments under commercial paper and revolving credit facilities totaled $174.9 million for the nine-month period ended September 30, 2005, compared to $228.2 million for the same time period in 2004. Principal payments under long-term debt agreements were $16.4 million for the nine months ended September 30, 2005, compared to $223.6 million for the same period in 2004, a decrease of $207.2 million. This decrease is primarily attributable to a payment of $205.7 million in April 2004 to retire the Cityplace Term Loan.

OTHER ISSUES

Tender Offer

On November 9, 2005, Seven-Eleven Japan Co., Ltd., a company organized under the laws of Japan (“SEJ”), announced that through its wholly owned subsidiary, IYG Holding Company, a Delaware corporation (“IYG”), it had completed its tender offer to purchase all of our issued and outstanding common stock at a price of $37.50 per share (the “Offer Price”), on the terms and conditions set forth in its Offer to Purchase, as amended (the “Offer to Purchase”), and related Letter of Transmittal, as amended (together with the Offer to Purchase, the “Offer”). For additional details about the Offer, please refer to the Schedule TO, as amended, originally filed by SEJ with the SEC on September 6, 2005. Acceptance of the Offer was recommended by a special committee of our independent directors in Amendment #2 to the Schedule 14D-9 Solicitation/Recommendation Statement, which we filed with the SEC on October 25, 2005. Upon completion of the Offer, SEJ and IYG held approximately 95.4% of the outstanding shares of our common stock (including shares subject to guaranteed delivery) and initiated a “short-form” merger that resulted in IYG merging into 7-Eleven, Inc., with 7-Eleven, Inc. continuing as the surviving entity (the “Merger”). As a result of the Offer and the Merger, SEJ now owns 100% of our common stock. Former holders of our common stock, to the extent they have not asserted dissenter’s rights under the Texas Business Corporation Act, now hold the right to receive the Offer Price per share of our common stock that they previously held.

Other Related Party Transactions

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

In April 2005, IY announced its intention to form a holding company, Seven & I Holdings Co., Ltd. (“Seven & I Holdings”) for the purpose of acquiring all of the outstanding shares of IY and two of IY’s majority-owned affiliates, SEJ and Denny’s Japan Co., Ltd. The transaction resulted in IY, SEJ and Denny’s Japan Co., Ltd. becoming wholly owned subsidiaries of Seven & I Holdings. The transaction was approved by the shareholders of all three companies and completed on September 1, 2005.

As we have previously disclosed, IY has fully and unconditionally guaranteed all commercial paper issued by us through December 31, 2006. On April 22, 2005, following IY’s announcement of its plans to form Seven & I Holdings, Standard & Poor’s Ratings Services placed its rating of our commercial paper on CreditWatch with negative implications. Standard & Poor’s stated that its action reflected the uncertainty over the guarantor in the new holding company structure. On September 2, 2005, Standard & Poor’s removed the negative CreditWatch and affirmed the A-1+ rating of our commercial paper.

Environmental

As of September 30, 2005, our estimated undiscounted liability for our environmental costs related to remedial action at existing and previously operated gasoline storage sites and other operating and nonoperating properties where releases of regulated substances have been detected was $40.9 million. We anticipate that substantially all of the future remediation costs for detected releases of regulated substances at remediation sites of which we are aware, as of September 30, 2005, will primarily be incurred within the next five to six years. The estimated liability could change for several reasons, including (a) revisions to or the creation of governmental requirements, (b) existing remediation projects become fully defined, resulting in revised estimates of the cost to finish the projects and (c) unplanned future failures of underground gasoline storage tank systems.

Under state reimbursement programs, we are eligible to be reimbursed for a portion of future remediation costs, as well as a portion of remediation costs previously incurred. We believe that these reimbursement claims represent a firm and legally enforceable basis to recover remediation costs from the various state programs. As of September 30, 2005, we had recorded a net receivable of $50.6 million for the estimated state reimbursements, of which $30.9 million relates to remediation costs incurred in the State of California. In assessing the probability of state reimbursements, we take into consideration each state’s fund balance, revenue sources, existing claim backlog, status of cleaning activity and claim ranking. As a result of these assessments, the recorded receivable amounts at September 30, 2005, are net of allowances of $12.7 million. The estimated future state reimbursement amounts could change within the near future as governmental requirements and state reimbursement programs continue to be revised or extended.

While we cannot be certain of the timing of our receipt of state reimbursement funds, based on our experience we expect to receive the majority of state reimbursement funds within one to three years after our payment of eligible remediation expenses. This time period assumes that the state administrative procedures for processing such reimbursements have not changed.

The exception to our assumption regarding the timing of when we will receive state reimbursement funds is in California. The California reimbursement program separates claims into four classes: A, B, C and D. Our claims are in class D. Upon passage of California AB 1906 in 2004, which increased the expected funding of the state’s reimbursement programs, we revised our estimate of when we would receive funds from California. We have recorded the portion of the receivable that relates to remediation activities that have already been completed at a discount rate of approximately 4.8%. Thus, in addition to the allowance discussed above, the recorded receivable amount is also net of a discount of $21.2 million.

Any revisions to our estimated future remediation expenditures and related state reimbursement amounts could have a material impact on our operations and financial position.

McLane Agreement

In April 2005, we signed an amendment to our service agreement with McLane Company, Inc. (“McLane”) that extends the service agreement for an additional two years. Certain components of the amendment were retroactive to January 1, 2005, while other service requirements did not take effect until the third quarter of 2005. The existing service agreement, under which McLane provides its distribution services to 7-ELEVEN® stores and designated combined distribution centers in the United States, was set to expire in January 2006. The amendment extends the term of the agreement to January 2008.

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

We will be required to adopt the provisions of SFAS 123R by January 1, 2006. In connection with the tender offer by SEJ and the subsequent Merger (see Note 2), we expect that all holders of share-based awards will receive a cash payment for those awards, and that no new share-based awards will be granted in 2006. Therefore, we believe that there will be no impact to earnings in 2006 from the adoption of SFAS 123R.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

Item 4.	Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. With the assistance and participation of other members of management, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that:

•	Our disclosure controls and procedures, as defined by the Public Company Accounting Oversight Board, are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms; and

•	During the quarter ended September 30, 2005, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings.

Six lawsuits related to the Offer (see Note 2) were filed against the Company, SEJ, and members of their Boards of Directors since September 1, 2005, the date that SEJ announced its intention to make the Offer. The petitions initiating the lawsuits generally alleged, among other things, that the defendants breached fiduciary duties owed to the Company’s shareholders other than SEJ and IYG in connection with the Offer; that the Offer Price is inadequate; and that a majority of the defendants have conflicts of interest with respect to the Offer. All of the petitions requested that the consummation of the Offer be enjoined, which did not occur. In addition, the petitions generally sought an award of damages, or the imposition of a constructive trust, upon consummation of the Offer.

On September 30, 2005, the 298th District Court of Dallas County, Texas ordered that the following shareholder class action lawsuits be transferred to the 298th District Court and consolidated for all purposes under the caption In re 7-Eleven, Inc. Shareholders Litigation (Consolidated Cause No. 05-08944-M):

•	Kaufman v. Suzuki et al., No. 05-09450-C (As amended, filed in the 68th District Court, Dallas County, Texas on September 16, 2005).

•	Casden v. 7-Eleven, Inc., et al., No. 05-08944-M (As amended, filed in 298th District Court, Dallas County, Texas on September 19, 2005).

•	Green Meadows Partners L.P. v. Devening, et al., No. 05-11507-A (As amended, filed in County Court at Law No. 1, Dallas County, Texas on September 8, 2005).

•	Siebels et al. v. Suzuki et al., No. 05-09600-G (Filed in 134th District Court, Dallas County, Texas on September 13, 2005).

Also on September 30, 2005, the 298th District Court of Dallas County, Texas ordered that the following shareholder derivative lawsuits (the “Derivative Lawsuits”) be transferred to the 298th District Court:

•	Gillespie v. Suzuki et al., No. 05-11878-C (As amended, filed in County Court at Law No. 3, Dallas County, Texas on September 21, 2005).

•	Alaska Laborers Employers’ Pension Fund v. Seven-Eleven Japan Co., Ltd. et al., No. 05-12893-B (Filed in County Court at Law No. 3, Dallas County, Texas on September 22, 2005).

On September 29, 2005, the plaintiffs in the Casden action filed a Non-Suit Without Prejudice in the 298th District Court, Dallas County, Texas. As a result, the Casden matter is not included in the consolidated action.

On October 11, 2005, Defendants James W. Keyes, Yoshitami Arai, Jay W. Chai, R. Randolph Devening, Gary J. Fernandes, Masaaki Asakura, and the Company filed an Original Answer to Gillespie v. Suzuki et al., No. 05-11878-C denying each and every, all and singular, the material allegations contained in the First Amended Shareholder Derivative Petition for Breach of Fiduciary Duty.

SEJ has entered into memorandums of understanding with the plaintiffs in the In re 7-Eleven, Inc. Shareholders Litigation matter and the Derivative Lawsuits to settle such lawsuits pending court approval.

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

7-ELEVEN, INC.
(Registrant)

Date: November 9, 2005	/S/ JAMES W. KEYES
(Officer)
James W. Keyes
President and Chief Executive Officer

Date: November 9, 2005	/S/ EDWARD W. MONEYPENNY
(Principal Financial Officer)
Edward W. Moneypenny
Senior Vice President and Chief Financial Officer